Form 10-Q
period 1997-05-03
WILSONS THE LEATHER EXPERTS INC
filed 1997-07-09
CIK 1016607

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended May 3, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________  to  _______________


Commission file number 000-21543
                       ---------


                       Wilsons The Leather Experts Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Minnesota                                41-1839933
  ------------------------------------------       ---------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

    7401 Boone Ave. N., Brooklyn Park, MN                     55428
  ------------------------------------------                  -----
   (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code: (612) 391-4000
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes         No   X
                                        -----      -----

The number of shares outstanding of the Registrant's common stock as of July 8, 1997 was 9,532,083 shares.

                       WILSONS THE LEATHER EXPERTS INC.
                                     INDEX



PART I - FINANCIAL INFORMATION                                           PAGE

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets -
                May 3, 1997 and February 1, 1997                            3

              Consolidated Statements of Operations -
                Thirteen weeks ended May 3, 1997 and April 27, 1996         4

              Consolidated Statements of Cash Flows -
                Thirteen weeks ended May 3, 1997 and April 27, 1996         5

              Notes to Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             15

     Signature                                                             16

     Index to Exhibits                                                     17

               Wilsons The Leather Experts Inc. and Subsidiaries
                          Consolidated Balance Sheets
              (In Thousands, Except Share and Per Share Amounts)

                                                                                 May 3        February 1
                                   Assets                                        1997            1997
                                   ------                                     -----------    ------------
                                                                              (Unaudited)
Current Assets:
 Cash and cash equivalents                                                      $ 70,702       $ 81,553
 Accounts receivable, net                                                          2,971          4,851
 Inventories                                                                      51,434         64,919
 Prepaid expenses                                                                  1,217          1,246
                                                                                --------       --------
    Total current assets                                                         126,324        152,569

Property and equipment, net                                                       17,742         17,091
Other assets, net                                                                  1,389          1,555
Deferred income taxes                                                              1,173          1,173
                                                                                --------       --------

                                                                                $146,628       $172,388
                                                                                ========       ========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current Liabilities:
 Accounts payable                                                               $  8,915       $ 10,666
 Accrued expenses                                                                 26,764         34,517
 Income taxes payable                                                              9,849         20,345
 Deferred income taxes                                                             3,243          3,243
                                                                                --------       --------
    Total current liabilities                                                     48,771         68,771

Long-term debt                                                                    55,811         55,811
Other long-term liabilities                                                        5,844          4,341
                                                                                --------       --------

Shareholders' Equity:
 Series A preferred stock, $1,000 stated value; 15,000 shares authorized,
  7,405 shares issued and outstanding                                              7,405          7,405
 Class A common stock, $.01 par value; 13,500,000 shares authorized,
  4,320,000 shares issued and outstanding                                             44             44
 Class B common stock, $.01 par value; 6,750,000 shares authorized,
  2,925,000 shares issued and outstanding                                             29             29
 Class C common stock, $.01 par value; 2,250,000 shares authorized,
  405,000 shares issued and outstanding                                                4              4
Additional paid-in capital                                                        12,501         12,501
Retained earnings                                                                 16,248         23,511
Cumulative translation adjustment                                                    (29)           (29)
                                                                                --------       --------
    Total shareholders' equity                                                    36,202         43,465
                                                                                --------       --------

                                                                                $146,628       $172,388
                                                                                ========       ========

  The accompanying notes are an integral part of these consolidated balance sheets.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                        Thirteen Weeks   Thirteen Weeks
                                                             Ended            Ended
                                                         May 3, 1997     April 27, 1996
                                                       ---------------- ----------------
                                                          (Company)       (Predecessor
                                                                           Companies)
Net sales                                                  $ 56,951         $ 66,771

Costs and expenses:
 Cost of goods sold, buying and occupancy costs              47,265           52,700
 Selling, general and administrative expenses                19,198           20,927
 Depreciation and amortization                                  437            2,913
 Restricted stock compensation expense                          450                -
                                                           --------         --------
     Loss from operations                                   (10,399)          (9,769)

Interest expense, net                                           671            1,147
                                                           --------         --------
     Loss before income taxes                               (11,070)         (10,916)

Income tax benefit                                           (3,807)          (3,726)
                                                           --------         --------
     Net loss                                              $ (7,263)        $ (7,190)
                                                           ========         ========

Net loss per common share                                  $   (.81)
                                                           ========

Weighted average common shares outstanding                    9,002
                                                           ========

Pro forma net loss per common share                        $   (.76)
                                                           ========
Pro forma weighted average common
shares outstanding                                            9,619
                                                           ========

 The accompanying notes are an integral part of these consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                              Thirteen Weeks      Thirteen Weeks
                                                                                                  Ended               Ended
                                                                                               May 3, 1997        April 27, 1996
                                                                                               -------------      --------------
                                                                                                (Company)          (Predecessor
                                                                                                                    Companies)

OPERATING ACTIVITIES:
 Net loss                                                                                         $(7,263)           $(7,190)

 Adjustments to reconcile net loss to net cash used in operating activities-
  Restructuring charges paid                                                                            -             (5,256)
  Depreciation and amortization                                                                       437              2,913
  Amortization of deferred financing costs                                                            167                  -
  Loss on disposal of assets                                                                            -                138
  Restricted stock compensation expense                                                               450                  -
  Deferred income taxes                                                                                 -              5,115
  Changes in operating assets and liabilities:
       Accounts receivable, net                                                                     1,879              1,423
       Inventories                                                                                 13,485             13,696
       Prepaid expenses                                                                              (111)               396
       Other noncurrent assets                                                                          -                 24
       Accounts payable and accrued expenses                                                       (8,598)            (7,118)
       Income taxes payable and other liabilities                                                  (8,994)            (9,017)
                                                                                                  -------            -------
               Net cash used in operating activities                                               (8,548)            (4,876)
                                                                                                  -------            -------
INVESTING ACTIVITIES:
  Additions to property and equipment                                                              (1,088)            (1,427)
                                                                                                  -------            -------
               Net cash used in investing activities                                               (1,088)            (1,427)
                                                                                                  -------            -------
FINANCING ACTIVITIES:
  Change in due to CVS                                                                                  -              6,506
  Change in book overdrafts                                                                        (1,215)            (4,175)
                                                                                                  -------            -------
               Net cash provided by (used in) financing activities                                 (1,215)             2,331
                                                                                                  -------            -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (10,851)            (3,972)

CASH AND CASH EQUIVALENTS, beginning of period                                                     81,553              7,270
                                                                                                  -------            -------

CASH AND CASH EQUIVALENTS, end of period                                                          $70,702            $ 3,298
                                                                                                  =======            =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
       Interest                                                                                   $   163            $ 1,101
                                                                                                  =======            =======
       Income taxes                                                                               $ 6,721            $   202
                                                                                                  =======            =======


 The accompanying notes are an integral part of these consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Nature of Organization and Acquisition

     Wilsons The Leather Experts Inc., a Minnesota corporation (Wilsons), was formed to acquire 100% of the Common Stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies prior to the Acquisition) in a management-led buyout (Acquisition) from CVS New York, Inc., a New York corporation (CVS; formerly Melville Corporation, the parent company to the Predecessor Companies). Wilsons and its wholly owned subsidiaries are collectively referred to as the Company. In May 1996, pursuant to a sale agreement dated May 24, 1996 between Wilsons and CVS, Wilsons acquired the Common Stock for (i) $2.0 million in cash, (ii) a 10% senior secured subordinated note due December 31, 2000 in the principal amount of $55.8 million, (iii) a warrant to purchase 1,350,000 shares of Common Stock, (iv) a warrant to purchase 1,080,000 shares of Common Stock, (v) 4,320,000 shares of Common Stock, and (vi) 7,405 shares of Series A Preferred Stock (Series A Preferred). As part of the Acquisition, the Leather Investors Limited Partnerships I and II in turn purchased from CVS the 4,320,000 shares of Common Stock and the 7,405 shares of Series A Preferred for $10 million.

     The Acquisition was accounted for using the purchase method. The basis of CVS's 15% equity interest in the Predecessor Companies was carried over to its equity interest in the Company in accordance with Emerging Issues Task Force discussion 88-16. Accordingly, the purchase price of $67.8 million and CVS's carryover basis has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values. This resulted in the carrying value of the net assets acquired exceeding the new basis by approximately $52.5 million, which was applied to reduce the amounts assigned to property and equipment.

2.   Basis of Financial Statement Presentation

     The consolidated financial statements include all accounts of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its Form S-1 Registration Statement. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, operating results for the thirteen weeks ended May 3, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

3.   Inventories

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. The difference in inventories between the LIFO and first-in, first-out (FIFO) method was not material as of May 3, 1997. The Predecessor Companies determined cost using the retail inventory method on the FIFO basis.

4.   Net Loss Per Common Share and Pro Forma Net Loss Per Common Share

     Net loss per common share and pro forma net loss per common share have been computed by dividing net loss by the weighted average number of common shares outstanding during the period, and dilutive common equivalent shares assumed to be outstanding during each period. Common equivalent shares consist of dilutive options and warrants to purchase Common Stock. However, pursuant to certain rules of the Securities and Exchange Commission, the calculation also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock method was used in determining the effect of such issuances. Pro forma net loss per common share includes the effect of the exchange of Series A Preferred for Common Stock (see Note 6).

5.   Initial Public Offering

     On May 27, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 relating to the initial public offering of 1,100,000 units. In addition, the Underwriter exercised its over-allotment option to purchase 165,000 units. Each unit consisted of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock for $13.50 per share. The Company received net proceeds of approximately $9.5 million after payment of related underwriting discount and offering costs.

6.   Series A Preferred Exchange

     As of May 27, 1997, the holders of the 7,405 shares of Series A Preferred exchanged their entire holdings of such shares for 617,083 shares of Common Stock at an exchange rate of $12.00 per share. In connection with such exchange, the holders of the Series A Preferred waived their rights to receive any accrued dividends in respect of such Series A Preferred.

7.   New Accounting Pronouncement

     The Company will adopt in the fiscal year ending January 31, 1998, Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which was issued in February 1997. SFAS No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is computed similar to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries (Wilsons or the Company) should be read in conjunction with the Company's most recent audited financial statements and related notes included in its Form S-1 Registration Statement.

Overview

     The Company was organized in May 1996 to acquire 100% of the Common Stock of Wilsons Center, Inc. and its Subsidiaries (the Predecessor Companies) from CVS New York, Inc., a New York corporation (CVS; formerly Melville Corporation, the parent company to the Predecessor Companies). In May 1996, management and an investor group, as the owners of the Company, acquired the Common Stock for $67.8 million plus the CVS Warrant (as defined below) and the Manager Warrant (as defined below)(the Acquisition) described below in the following two-step transaction. First, CVS received (i) $2.0 million in cash, (ii) a 10% senior secured subordinated note due December 31, 2000 in the principal amount of $55.8 million (the Note), (iii) a warrant to purchase 1,350,000 shares of Common Stock of the Company, having an exercise price of $.60 per share (the CVS Warrant),
(iv) a warrant to purchase 1,080,000 shares of Common Stock (the Manager Warrant) described below, (v) 4,320,000 shares of Common Stock, and (vi) 7,405 shares of Series A Preferred Stock (Series A Preferred) in consideration for the transfer to the Company of the Common Stock. Thereafter, the 4,320,000 shares of Common Stock and 7,405 shares of Series A Preferred were purchased from CVS by Leather Investors Limited Partnerships I and II for an aggregate consideration of $10.0 million. On May 27, 1997, the 7,405 shares of Series A Preferred were exchanged for 617,083 shares of the Company's Common Stock. The Manager Warrant will become exercisable commencing April 30, 2001, at $.60 per share, but only to the extent shares of Restricted Stock (as defined below) are repurchased by the Company. The transaction was accounted for under the purchase method of accounting. The carrying value of the net assets acquired exceeded the purchase price by approximately $52.5 million. As a result, the book value of property and equipment in the Company's consolidated financial statements was reduced from $64.6 million to $12.1 million at May 26, 1996, and initially will result in lower depreciation charges than would have been experienced by the Predecessor Companies.

     Prior to the Acquisition, the Predecessor Companies were operated as part of CVS. Certain of the historical financial statements presented herein are for the thirteen-week period ended April 27, 1996, during which the Predecessor Companies did not operate as an independent company. Such statements, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company operated as an independent company during the reporting period, and are not necessarily indicative of the Company's future results or financial condition.

     Throughout the late 1980's and early 1990's, as part of the growth strategy of CVS, the Predecessor Companies pursued a rapid expansion program through acquisitions and store openings, growing from 227 stores at the end of 1987 to a peak of 631 stores at the end of 1993. Beginning in 1993, the Predecessor Companies' business was negatively affected by the difficult retail apparel market for mall-based chains, competition and changes in consumer fashion preferences. In 1995, the Predecessor Companies initiated a store-closing program, which resulted in a reduction of the number of stores to 461 by February 1, 1997. The stores closed by the Company had not achieved cash flow targets established by management.

     In connection with the Acquisition, the Company sold 3,330,000 shares of Common Stock, including 1,080,000 shares that are subject to vesting upon the occurrence of certain events (the Restricted Stock), to certain managers of the Company. As of May 3, 1997, 198,018 shares of such Restricted Stock had vested. The remaining shares of Restricted Stock will vest ratably through February 3, 2001 if the Company achieves specified earnings targets or as the Company repays the Note. As the Restricted Stock vests, the Company will be required to record compensation charges equal to the difference between the fair market value of the Restricted Stock on the date the shares vest and the original purchase price of the Restricted Stock, which was $.60 per share.

     The Company's business is highly seasonal, and accordingly, operating results for the thirteen weeks ended May 3, 1997 described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak selling season period from October through December, which includes the Christmas selling season. Wilsons recorded 55.6% of its sales for the fiscal year ended February 1, 1997 in the peak selling period. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling period. Net sales are generally lowest during the period from April through July, and the Company typically does not become profitable until the fourth quarter of a given year.

     The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented; however, there can be no assurance that the Company's business will not be affected by inflation in the future.


Results of Operations for the Thirteen Weeks Ended May 3, 1997 Compared to the Thirteen Weeks Ended April 27, 1996

     Wilsons closed 10 stores in the thirteen-week period ended May 3, 1997 compared to three store openings and 15 store closings in the thirteen-week period ended April 27, 1996. As of May 3, 1997, Wilsons operated 451 stores compared to 482 stores for the thirteen-week period ended April 27, 1996. The 31 fewer stores were a result of closing stores that did not achieve cash flow targets established by management.

     Sales for the thirteen-week period in 1997 decreased 14.7% to $57.0 million compared with sales of $66.8 million during the same period in the previous year. During the thirteen-week period in 1997, the Company had a 7.5% decrease in comparable store sales. The comparable store sales decrease was primarily attributable to less lower-priced clearance merchandise than in the prior year thirteen-week period when 73 stores had been closed in the immediately preceding quarter. In addition, as discussed above, Wilsons on average operated 31 fewer stores for the thirteen-week period ended May 3, 1997 compared to the thirteen-week period ended April 27, 1996.

     Cost of goods sold, buying and occupancy costs for the thirteen-week period ended May 3, 1997 were $47.3 million, or 83.0% of sales, compared to $52.7 million, or 78.9% of sales, for the thirteen-week period of the previous year. Gross margin net of occupancy costs decreased 1.8 points as a percent of sales for the thirteen weeks ended May 3, 1997 as compared to the thirteen-week period one year ago due to additional markdowns required to liquidate merchandise and increased transportation expenses. Occupancy costs for the 1997 period decreased $1.2 million due to operating fewer stores; however, they increased as a percent of sales in 1997 as comparable store sales declined while fixed rents associated with store leases remained flat. The Company's inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in, first-out
(FIFO) method was not material as of May 3, 1997. Quarterly inventory determinations are partially based on assumptions as to inventory levels at the end of the fiscal year and expected rates of inflation for the year which may impact future financial results.

     Operating expenses for the thirteen-week period ended May 3, 1997 were $20.1 million, or 35.3% of sales, compared to $23.8 million, or 35.7% of sales, for the thirteen-week period ended April 27, 1996. The expense decrease of $3.8 million was due mainly to the $2.5 million decrease in depreciation and amortization expense resulting from the purchase accounting adjustment that reduced the amounts assigned to property and equipment. In addition, in the period ended May 3, 1997, operating expenses other than depreciation and amortization decreased $1.3 million from the thirteen-week period one year ago due primarily to reduced headquarters' expense and the 31 fewer open stores. Offsetting the operating expense reductions was a $0.5 million expense associated with the vesting of Restricted Stock.

     As a result of the above, Wilsons had a loss from operations of $10.4 million for the thirteen-week period ended May 3, 1997, compared to a loss from operations of $9.8 million for the thirteen-week period ended April 27, 1996.

     Net interest expense for the thirteen-week period ended May 3, 1997 was $0.7 million, or 1.2% of sales, compared to $1.1 million, or 1.7% of sales, for the thirteen-week period ended April 27, 1996. The decrease in net interest expense is primarily due to a decrease in the average amount of debt outstanding and an increase in interest income offset by an increase in borrowing rates and the amortization of deferred financing costs (see further discussion in the Liquidity and Capital Resources section below).

     Income tax benefit for the thirteen-week period ended May 3, 1997 was $3.8 million, or 6.7% of sales, compared to a $3.7 million tax benefit, or 5.6% of sales, for the thirteen weeks ended April 27, 1996. The effective tax rate increased in 1997 to a 34.4% tax rate from a 34.1% tax rate in 1996 due to the impact of state income taxes.

Liquidity and Capital Resources

     Wilsons' primary capital requirements are driven by the Company's strategy to open new stores, remodel existing stores, update information systems and meet seasonal working capital needs. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December. In 1997, the Company currently plans to open 12 to 17 traditional mall-based stores and eight to 10 airport stores. Such stores are part of the Company's long-term strategy to identify new growth opportunities and increase profit margins.

     Prior to the Acquisition, the primary sources of the Predecessor Companies' cash for working capital and capital expenditures were net cash flows from operating activities and borrowings from CVS. The Predecessor Companies participated in CVS's centralized cash management system whereby cash received from operations was transferred to CVS's centralized cash accounts and cash disbursements were funded from the centralized cash accounts on a daily basis. The receipt and disbursement of cash was tracked through an intercompany cash management account. Accordingly, cash required for operating and capital expenditures during the year was met from this source.

     GE Capital and a syndicate of banks have provided the Company with a Revolving Credit Facility through May 24, 1999. The Revolving Credit Facility provides for borrowings of up to $150 million in aggregate principal amount, which amount includes a letter of credit subfacility of up to $90 million. The maximum amount available under the Revolving Credit Facility, however, is further subject to a borrowing base limitation (less certain reserves) of 65% of eligible inventory, plus a seasonal advance. The Company's borrowing availability is also reduced by outstanding letters of credit. Interest is payable on borrowings at one or more variable rates determined by reference to the "prime" rate plus .25% ("prime" plus 0.0% for the first $10.0 million of borrowings) or LIBOR plus 1.75%. The spreads are subject to possible changes based upon the Company's financial results. As of May 3, 1997, the Company had no borrowings outstanding under its Revolving Credit Facility. The Company pays a monthly fee equal to .375% per annum on the unused amount of the Revolving Credit Facility and on that portion of the first $10.0 million in borrowings that bears interest at prime plus 0.0%. For letters of credit, the Company pays a monthly fee in an amount equal to 1.25% per annum times the daily balance of the amount of letters of credit outstanding during each month, which percentage is subject to possible changes based on the Company's financial results. The Revolving Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company plans to use the Revolving Credit Facility for its immediate and future working capital needs, including capital expenditures. As of May 3, 1997, the Company had $31.7 million in outstanding letters of credit. From the inception of the Company as a stand-alone operating entity (May 26, 1996) through May 3, 1997, the peak borrowings and letters of credit outstanding under the Revolving Credit Facility were $48.2 million and $60.9 million, respectively. During 1995, the highest amounts borrowed by the Predecessor Companies from CVS, net of the prior indebtedness eliminated as part of the Acquisition, to fund working capital expenditures and covered by outstanding letters of credit were $112.7 million and $97.4 million, respectively, and the average amounts of such borrowings and amounts covered by outstanding letters of credit for such year were $51.9 million and $58.9 million, respectively. The Company is highly dependent on the Revolving Credit Facility to fund working capital and letter of credit needs, and management believes that the Revolving Credit Facility will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. There can be no assurance, however, that the Revolving Credit Facility will be sufficient to fund such needs, or, if the Revolving Credit Facility is insufficient to meet such needs, that the Company will be able to obtain any additional financing or obtain such financing on terms acceptable to the Company.

     The Company also has outstanding the Note payable to CVS, which is a subordinated secured note for $55.8 million. $55.0 million of the principal amount of the Note bears interest at the rate of 10% per annum, compounded annually, with all such principal and interest due and payable on December 31, 2000. As of May 3, 1997, $5.2 million in interest had accrued on the Note. The remaining principal balance of the Note ($0.8 million) does not bear interest and is due and payable on December 31, 2000.

Cash Flow Analysis

     Operating activities for the thirteen-week period ended May 3, 1997 resulted in cash used of $8.5 million compared to cash used of $4.9 million in the thirteen-week period ended April 27, 1996. The $8.5 million cash used in operating activities in the thirteen-week period ended May 3, 1997 was primarily a result of a net loss of $7.3 million, a $2.3 million net increase in operating assets and liabilities, offset by non-cash charges for depreciation and amortization, and Restricted Stock compensation expense.

     Fluctuations in certain balance sheet accounts between February 1, 1997 and May 3, 1997 reflect normal seasonal variations within the retail industry. The levels of cash and cash equivalents, inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and certain accrued expenses.

     Investing activity for the thirteen weeks ended May 3, 1997 was comprised of capital expenditures totaling $1.1 million. The capital expenditures were primarily for the implementation of certain new information systems, and the renovation of and improvements to existing stores. Capital expenditures for the thirteen-week period ended April 27, 1996 totaled $1.4 million.

     Cash used in financing activities for the thirteen weeks ended May 3, 1997 was $1.2 million compared to cash provided by financing activities of $2.3 million in the period ended April 27, 1996. The $1.2 million used in financing activities in 1997 was the result of a decrease in book overdrafts. The cash provided by financing activities in 1996 was a result of a $6.5 million increase in intercompany borrowings from CVS and a $4.2 million decrease in book overdrafts. As part of the Acquisition, CVS eliminated all prior indebtedness owed to it by the Predecessor Companies.

     Management believes that the Company's financial resources, including the Revolving Credit Facility, the net proceeds from its initial public offering and estimated cash flow from operations, will be adequate to fund the Company's operations for the foreseeable future.

     Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: declines in comparable store sales; future losses; changes in consumer preferences and fashion trends away from leather; economic downturns; heavy dependence on the holiday selling season; high levels of Company debt and restrictions imposed by lenders; limited operating history as a stand-alone Company; risks associated with foreign contract manufacturing and importing; increased competition in the retail leather apparel and accessories industry; risks associated with future growth; decreased availability and increased cost of raw materials; loss of key personnel; and volatile stock price and market.

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits

            Exhibit    Description
            -------    -----------
            10.1       Amendment No. 3 to Credit Agreement
            10.2       Stock Exchange Agreement
            11.1       Computation of per share loss
            27.1       Financial Data Schedule

     B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended May 3, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By: /s/ Douglas J. Treff
    ----------------------------------
    Douglas J. Treff
    Vice President, Finance,
    Chief Financial Officer, and
    Assistant Secretary


Date:     July 9, 1997
      --------------------------------

                               INDEX TO EXHIBITS

Exhibit        Description                              Method of Filing
-------        -----------                              ----------------

10.1           Amendment No. 3 to Credit Agreement      Electronic Transmission

10.2           Stock Exchange Agreement                 Electronic Transmission

11.1           Computation of per share loss            Electronic Transmission

27.1           Financial Data Schedule                  Electronic Transmission