Form 10-Q
period 1997-08-02
WILSONS THE LEATHER EXPERTS INC
filed 1997-09-11
CIK 1016607

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 2, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________  to  _______________


Commission file number  000-21543
                       -----------


                       Wilsons The Leather Experts Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Minnesota                                   41-1839933
--------------------------------------------        ----------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification No.)


   7401 Boone Ave. N., Brooklyn Park, MN                       55428
--------------------------------------------        ----------------------------
  (Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (612) 391-4000
                                                          ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           -----        -----

The number of shares outstanding of the Registrant's common stock as of September 11, 1997 was 9,532,083 shares.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets -
                 August 2, 1997 and February 1, 1997                           3

              Consolidated Statements of Operations -
                 Thirteen weeks ended August 2, 1997,
                 fourteen weeks ended August 3, 1996,
                 four weeks ended May 25, 1996,
                 ten weeks ended August 3, 1996,
                 twenty-six weeks ended August 2, 1997,
                 twenty-seven weeks ended August 3, 1996,
                 seventeen weeks ended May 25, 1996 and
                 ten weeks ended August 3, 1996                                4

              Consolidated Statements of Cash Flows -
                 Twenty-six weeks ended August 2, 1997,
                 seventeen weeks ended May 25, 1996 and
                 ten weeks ended August 3, 1996                                6

              Notes to Consolidated Financial Statements                       7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                       18

     Item 6.  Exhibits and Reports on Form 8-K                                19

     Signature                                                                21

     Index to Exhibits                                                        22

               Wilsons The Leather Experts Inc. and Subsidiaries
                          Consolidated Balance Sheets
              (In Thousands, Except Share and Per Share Amounts)


                                                                                         August 2      February 1
                               Assets                                                      1997           1997
                               ------                                                  -----------     ----------
                                                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                                                            $   24,091      $  81,553
  Accounts receivable, net                                                                  7,491          4,851
  Inventories                                                                              87,177         64,919
  Prepaid expenses                                                                            819          1,246
                                                                                       ----------      ----------
      Total current assets                                                                119,578        152,569

Property and equipment, net                                                                18,711         17,091
Other assets, net                                                                           1,222          1,555
Deferred income taxes                                                                         530          1,173
                                                                                       ----------      ---------

                                                                                       $  140,041      $ 172,388
                                                                                       ==========      =========


                             Liabilities and Shareholders' Equity
                             ------------------------------------
Current Liabilities:
  Accounts payable                                                                     $   12,735      $  10,666
  Accrued expenses                                                                         26,083         34,517
  Income taxes payable                                                                        175         20,345
  Deferred income taxes                                                                     4,288          3,243
                                                                                       ----------      ---------
      Total current liabilities                                                            43,281         68,771

Long-term debt                                                                             61,311         55,811
Other long-term liabilities                                                                 1,996          4,341
                                                                                       ----------      ---------



Shareholders' Equity:
  Preferred stock, $.01 par value; 10,000,000
   shares authorized, 0 and 7,405 shares, $1,000 stated
   value issued and outstanding on August 2, 1997                                               -          7,405
   and February 1, 1997, respectively
  Common stock, $.01 par value; 45,000,000
   shares authorized, 9,532,083 and 7,650,000 shares
   issued and outstanding on August 2, 1997 and
   February 1, 1997, respectively                                                              95             77
  Additional paid-in capital                                                               29,339         12,501
  Retained earnings                                                                         4,062         23,511
  Cumulative translation adjustment                                                           (43)           (29)
                                                                                       ----------      ---------
      Total shareholders' equity                                                           33,453         43,465
                                                                                       ----------      ---------
                                                                                       $  140,041      $ 172,388
                                                                                       ==========      =========

  The accompanying notes are an integral part of these consolidated balance sheets.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                         Thirteen Weeks        Fourteen Weeks        Four Weeks        Ten Weeks
                                                             Ended                   Ended              Ended             Ended
                                                         August 2, 1997        August 3, 1996       May 25, 1996     August 3, 1996
                                                         -------------         --------------       ------------     --------------
                                                           (Company)             (Combined          (Predecessor        (Company)
                                                                                 Companies)           Companies)
Net sales                                                $    36,471           $    41,442           $    12,924     $    28,518

Costs and expenses:
  Cost of goods sold, buying and occupancy costs              36,957                38,236                12,037          26,199
  Selling, general and administrative expenses                17,293                20,353                 6,521          13,832
  Depreciation and amortization                                  505                   903                   901               2
  Restricted stock compensation expense                          450                     -                     -               -
                                                         -----------           -----------           -----------     -----------
          Loss from operations                               (18,734)              (18,050)               (6,535)        (11,515)

Interest expense, net                                          1,248                 1,251                   103           1,148
                                                         -----------           -----------           -----------     -----------
          Loss before income taxes                           (19,982)              (19,301)               (6,638)        (12,663)

Income tax benefit                                            (7,401)               (7,391)               (2,835)         (4,556)
                                                         -----------           -----------           -----------     -----------
          Net loss                                       $   (12,581)          $   (11,910)          $    (3,803)    $    (8,107)
                                                         ===========           ===========           ===========     ===========

Net loss per common share                                $     (1.22)
                                                         ===========
Weighted average common shares outstanding                    10,299
                                                         ===========
Pro forma net loss per common share                       $    (1.20)
                                                         ===========
Pro forma weighted average common
  shares outstanding                                          10,455
                                                         ===========

 The accompanying notes are an integral part of these consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                           Twenty-six        Twenty-seven          Seventeen             Ten
                                                             Weeks               Weeks               Weeks              Weeks
                                                             Ended               Ended               Ended              Ended
                                                         August 2, 1997      August 3, 1996       May 25, 1996      August 3, 1996
                                                         --------------      --------------       ------------      --------------
                                                            (Company)          (Combined          (Predecessor        (Company)
                                                                               Companies)         Companies)
Net sales                                                  $ 93,422             $108,213            $ 79,695          $ 28,518

Cost and expenses:
  Cost of goods sold, buying and occupancy costs             84,222               90,936              64,737            26,199
  Selling, general and administrative expenses               36,491               41,280              27,448            13,832
  Depreciation and amortization                                 942                3,816               3,814                 2
  Restricted stock compensation expense                         900                    -                   -                 -
                                                           --------             --------            --------          --------

           Loss from operations                             (29,133)             (27,819)            (16,304)          (11,515)

Interest expense, net                                         1,919                2,398               1,250             1,148
                                                           --------             --------            --------          --------

           Loss before income taxes                         (31,052)             (30,217)            (17,554)          (12,663)

Income tax benefit                                          (11,208)             (11,117)             (6,561)           (4,556)
                                                           --------             --------            --------          --------

           Net loss                                        $(19,844)            $(19,100)           $(10,993)         $ (8,107)
                                                           ========             ========            ========          ========

Net loss per common share                                  $  (2.06)
                                                           ========

Weighted average common shares outstanding                    9,650
                                                           ========

Pro forma net loss per common share                        $  (2.06)
                                                           ========

Pro forma weighted average common shares outstanding          9,619
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

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                             Twenty-six       Seventeen          Ten
                                                                                Weeks           Weeks           Weeks
                                                                                Ended           Ended           Ended
                                                                           August 2, 1997   May 25, 1996   August 3, 1996
                                                                           --------------   ------------   --------------
                                                                              (Company)     (Predecessor      (Company)
                                                                                             Companies)
OPERATING ACTIVITIES:
 Net loss                                                                    $ (19,844)      $ (10,993)      $  (8,107)

 Adjustments to reconcile net loss to net cash used in operating activities-
  Restructuring charges paid                                                         -          (5,957)              -
  Depreciation and amortization                                                    942           3,814               2
  Amortization of deferred financing costs                                         333               -             111
  Loss on disposal of assets                                                         -             184               -
  Restricted stock compensation expense                                            900               -               -
  Deferred income taxes                                                          1,688           5,115          (4,939)
  Changes in operating assets and liabilities, net of assets and liabilities acquired:
      Accounts receivable, net                                                  (2,640)           (222)         (2,709)
      Inventories                                                              (22,258)         14,410         (24,526)
      Prepaid expenses                                                             612             114          (4,494)
      Other noncurrent assets                                                        -               4               -
      Accounts payable and accrued expenses                                     (4,197)         (9,689)          2,625
      Income taxes payable and other liabilities                               (17,015)        (11,965)          1,180
                                                                             ---------       ---------       ---------
          Net cash used in operating activities                                (61,479)        (15,185)        (40,857)
                                                                             ---------       ---------       ---------
INVESTING ACTIVITIES:
 Additions to property, equipment and other noncurrent assets                   (2,562)         (3,430)           (823)
 Acquisitions, net of cash acquired                                                  -               -          37,072
                                                                             ---------       ---------       ---------
          Net cash provided by (used in) investing activities                   (2,562)         (3,430)         36,249
                                                                             ---------       ---------       ---------
FINANCING ACTIVITIES:
 Change in due to/from CVS                                                           -        (105,013)              -
 Capital contributed by CVS                                                          -         124,000               -
 Change in book overdrafts                                                      (2,873)         (4,360)          2,051
 Proceeds from sale of common and preferred stock                                9,452               -          12,000
                                                                             ---------       ---------       ---------
          Net cash provided by financing activities                              6,579          14,627          14,051
                                                                             ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (57,462)         (3,988)          9,443

CASH AND CASH EQUIVALENTS, beginning of period                                  81,553           7,270               -
                                                                             ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                     $  24,091       $   3,282       $   9,443
                                                                             =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for-
   Interest                                                                  $     388       $   1,580       $     210
                                                                             =========       =========       =========
   Income taxes                                                              $   7,420       $     204       $       -
                                                                             =========       =========       =========
 Noncash investing and financing activities-
   Liabilities assumed for acquisition of business                           $       -       $       -       $  46,927
                                                                             =========       =========       =========
   Issuance of long-term debt                                                $       -       $       -       $  55,811
                                                                             =========       =========       =========
   Accrued preferred stock dividends                                         $    (395)      $       -       $       -
                                                                             =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Nature of Organization and Acquisition

     Wilsons The Leather Experts Inc., a Minnesota corporation (Wilsons), was formed to acquire 100% of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies prior to the Acquisition) in a management-led buyout (Acquisition) from CVS New York, Inc., a New York corporation (CVS; formerly Melville Corporation, the parent company to the Predecessor Companies). Wilsons and its wholly owned subsidiaries are collectively referred to as the Company. In May 1996, pursuant to a sale agreement dated May 24, 1996 between Wilsons and CVS, Wilsons acquired the common stock for (i) $2.0 million in cash, (ii) a 10% senior secured subordinated note due December 31, 2000 in the principal amount of $55.8 million, (iii) a warrant to purchase 1,350,000 shares of common stock, (iv) a warrant to purchase 1,080,000 shares of common stock, (v) 4,320,000 shares of common stock, and (vi) 7,405 shares of Series A Preferred Stock (Series A Preferred). As part of the Acquisition, the Leather Investors Limited Partnerships I and II in turn purchased from CVS the 4,320,000 shares of Common stock and the 7,405 shares of Series A Preferred for $10 million. On May 27, 1997, the 7,405 shares of Series A Preferred were exchanged for 617,083 shares of Wilsons' common stock.

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

2.   Basis of Financial Statement Presentation

     The consolidated financial statements of the Company include all accounts of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries. The consolidated financial statements of the Predecessor Companies include those of Wilsons Center, Inc., a former subsidiary of CVS, and its wholly owned subsidiary Rosedale Wilsons, Inc. and all of its retail subsidiaries. All intercompany balances and transactions have been eliminated.

     The financial statements for the fourteen and twenty-seven weeks ended August 3, 1996, are for both the Predecessor Companies and the Company and are not intended to represent what the results of operations of the Company would have been if the Company had operated as a stand-alone company.

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its Form S-1 Registration Statement. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

     Certain reclassifications have been made to the consolidated financial statements of the prior year to conform to the 1997 presentation.

3.   Inventories

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. The difference in inventories between the LIFO and first-in, first-out (FIFO) method was not material as of August 2, 1997. The Predecessor Companies determined cost using the retail inventory method on the FIFO basis.

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

5.   Initial Public Offering/Conversion of Common Stock to a Single Class

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

     On June 2, 1997, upon completion of the initial public offering, all shares of all classes of common stock were converted to a single class of common stock (the Conversion). As of February 1, 1997, 4,320,000, 2,925,000, and 405,000
shares of Class A, Class B, and Class C common stock, respectively, were issued and outstanding. After the Conversion, and except as hereafter noted, such shares of common stock have equal rights in all respects, including the right to one vote per share of common stock for all matters submitted to holders of common stock for a vote. However, each shareholder that is subject to the shareholder agreement dated May 25, 1996 agrees to vote all of the voting shares of common stock held by such shareholder in favor of the election to the Board of Directors of two individuals who shall be nominated by a vote of a majority of the outstanding shares of common stock held by the Employees and their Permitted Transferees (as defined in the shareholder agreement) and, upon the vote of a majority of the outstanding shares of common stock held by the Employees and their Permitted Transferees, to remove or replace such directors, until the earlier of (i) the completion of an underwritten public offering with gross proceeds of at least $20 million or (ii) the general termination of the shareholder agreement, which termination will be no later than May 25, 1998.

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

7.   Private Offering of Senior Notes

     On August 18, 1997, the Company completed a private offering of $75.0 million of 11 1/4% senior notes due 2004 (Senior Notes) to certain qualified institutional buyers. Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1998. The Senior Notes mature on August 15, 2004, unless previously redeemed, and the Company is not required to make any mandatory redemption or sinking fund payment prior to maturity. The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The Company used approximately $56.5 million of the net proceeds from the offering to repurchase the outstanding senior secured subordinated note issued to CVS in connection with the Acquisition. The balance of the net proceeds, $15.6 million, will be used for general corporate purposes, including capital expenditures and additional store openings.

8.   New Accounting Pronouncement

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

     The financial statements for the fourteen and twenty-seven weeks ended August 3, 1996, are for both the Predecessor Companies and the Company and are not intended to represent what the results of operations of the Company would actually have been if the Company had operated as a stand-alone company.

Overview

     The Company was organized in May 1996 to acquire 100% of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies) (the Acquisition) from CVS New York, Inc., a New York corporation (CVS; formerly Melville Corporation, the parent company to the Predecessor Companies). In May 1996, the Company, which was owned by management and an investor group, acquired such common stock.

     Prior to the Acquisition, the Predecessor Companies were operated as part of CVS. Certain of the historical financial statements presented herein are for the seventeen weeks and four weeks ended May 25, 1996, during which the Predecessor Companies did not operate as an independent company. Such statements, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company operated as an independent company during the reporting period, and are not necessarily indicative of the Company's future results or financial condition.

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

     In connection with the Acquisition, the Company sold 3,330,000 shares of common stock to certain managers of the Company, including 1,080,000 shares (the Restricted Stock) that were subject to vesting upon the occurrence of certain events. As of August 2, 1997, 198,018 shares of such Restricted Stock had vested and for the period ended February 1, 1997, the Company recorded a $1.5 million non-cash compensation charge related to such shares. The remaining 881,982 shares of Restricted Stock vested on August 18, 1997 with the repayment of the senior secured subordinated note issued to CVS in connection with the acquisition. The Company will be required to record an additional non-cash compensation charge of $8.5 million related to such shares which is equal to the difference between the fair market value of the Restricted Stock on the date the shares vested, which was $10.25 per share, and the original purchase price of the Restricted Stock, which was $.60 per share.

     The Company's business is highly seasonal and, accordingly, operating results for the interim periods described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak selling season period from October through December, which includes the Christmas selling season. Wilsons recorded 55.6% of its sales for the fiscal year ended February 1, 1997 in the peak selling period. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling period. Net sales are generally lowest during the period from April through July, and the Company typically does not become profitable until the fourth quarter of a given year.

     The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented; however, there can be no assurance that the Company's business will not be affected by inflation in the future.

Results of Operations for the Thirteen Weeks Ended August 2, 1997 Compared to the Fourteen Weeks Ended August 3, 1996

     Wilsons opened one store in the thirteen-week period ended August 2, 1997 compared to one store opening and six store closings in the fourteen-week period ended August 3, 1996. As of August 2, 1997, Wilsons operated 452 stores compared to 477 stores at August 3, 1996. The 25 fewer stores were a result of closing stores that did not achieve cash flow targets established by management.

     Sales for the thirteen-week period ended August 2, 1997 were $36.5 million compared with $41.4 million for the fourteen weeks ended August 3, 1996, a decrease of $4.9 million, or 11.8%. Approximately $2.9 million of the sales decrease was due to one less week in the current quarter compared to one year ago. In addition, the Company operated on average 28, or 5.8%, fewer stores in the thirteen weeks ended August 2, 1997 as the Company closed underperforming stores. Comparable store sales for the quarter declined 3.4%. The comparable store sales decrease was primarily attributable to less low-priced clearance merchandise associated with fewer closed stores in the immediately preceding quarters compared to the period one year earlier. In addition, response to the Company's special order promotion fell short of prior year results.

     Cost of goods sold, buying and occupancy costs for the thirteen-week period ended August 2, 1997 were $37.0 million, or 101.3% of sales, compared to $38.2 million, or 92.3% of sales, for the fourteen-week period of the previous year. Gross margin net of occupancy costs decreased 5.7 points as a percent of sales for the thirteen-week period as compared to the period one year ago due to additional markdowns required to liquidate clearance merchandise in advance of the fall season. Occupancy costs for the 1997 period decreased $0.8 million due to operating fewer stores; however, they increased as a percent of sales in 1997 as comparable store sales declined while fixed rents associated with store leases remained flat. The Company's inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in, first-out (FIFO) method was not material as of August 2, 1997. Interim period inventory determinations are partially based on assumptions as to future inventory levels at the end of the fiscal year and expected rates of inflation for the year which may impact future financial results.

     Operating expenses for the thirteen-week period ended August 2, 1997 were $18.2 million, or 50.0% of sales, compared to $21.3 million, or 51.3% of sales, for the fourteen-week period ended August 3, 1996. The expense decrease of $3.0 million was due to reductions in corporate expenses, continued control of variable expenses in the stores, operating on average 28 fewer locations, and having one less week in the 1997 period. Offsetting the operating expense reductions was a $0.5 million accrued expense associated with the vesting of restricted stock.

     As a result of the above, Wilsons had a loss from operations of $18.7 million for the thirteen-week period ended August 2, 1997, compared to a loss from operations of $18.1 million for the fourteen-week period ended August 3, 1996.

     Net interest expense for the thirteen-week period ended August 2, 1997 was $1.2 million, or 3.4% of sales, compared to $1.3 million, or 3.0% of sales, for the fourteen-week period ended August 3, 1996.

     Income tax benefit for the thirteen-week period ended August 2, 1997 was $7.4 million, or 20.3% of sales, compared to a $7.4 million income tax benefit, or 17.8% of sales, for the fourteen weeks ended August 3, 1996. The effective tax rate decreased in 1997 to a 37.0% tax rate from a 38.3% tax rate in 1996 due primarily to the impact of state income taxes.

Results of Operations for the Twenty-six Weeks Ended August 2, 1997 Compared to the Twenty-seven Weeks Ended August 3, 1996

     Wilsons opened one store and closed 10 stores in the twenty-six week period ended August 2, 1997, compared to four store openings and 21 store closings in the twenty-seven week period ended August 3, 1996. As of August 2, 1997, Wilsons operated 452 stores compared to 477 stores at August 3, 1996. The 25 fewer stores were a result of closing stores that did not achieve cash flow targets established by management.

     Sales for the twenty-six week period ended August 2, 1997 were $93.4 million compared with $108.2 million in the twenty-seven weeks ended August 3, 1996, a decrease of $14.8 million, or 13.7%. Approximately $6.3 million of the sales decrease was due to one less week in the 1997 period compared to the 1996 period. In addition, the Company operated on average 29, or 6.0%, fewer stores in the twenty-six weeks ended August 2, 1997 as the Company closed underperforming stores. Comparable store sales for the 1997 period declined 5.8%. The comparable store sales decrease was primarily attributable to less low-priced clearance merchandise associated with fewer closed stores in the immediately preceding quarter compared to the period one year earlier.

     Cost of goods sold, buying and occupancy costs for the twenty-six week period ended August 2, 1997 were $84.2 million, or 90.2% of sales, compared to $90.9 million, or 84.0% of sales, for the twenty-seven week period of the previous year. Gross margin net of occupancy costs decreased 3.4 points as a percent of sales for the twenty-six week period as compared to the period one year ago due to additional markdowns required to liquidate clearance merchandise. Occupancy costs for the 1997 period decreased $2.0 million due to operating fewer stores; however, they increased as a percent of sales in 1997 as comparable store sales declined while fixed rents associated with store leases remained flat. The Company's inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in, first-out (FIFO) method was not material as of August 2, 1997. Interim period inventory determinations are partially based on assumptions as to future inventory levels at the end of the fiscal year and expected rates of inflation for the year which may impact future financial results.

     Operating expenses for the twenty-six week period ended August 2, 1997 were $38.3 million, or 41.0% of sales, compared to $45.1 million, or 41.7% of sales, for the twenty-seven week period ended August 3, 1996. The expense decrease of $6.8 million was partially due to the $2.9 million decrease in depreciation and amortization expense resulting from the purchase accounting adjustment that reduced the amounts assigned to property and equipment. The remaining expense decrease is due to reductions in corporate expenses, continued control of variable expenses in the stores, operating on average 29 fewer locations, and having one less week in the 1997 period. Offsetting the operating expense reductions was a $0.9 million accrued expense associated with the vesting of restricted stock.

     As a result of the above, Wilsons had a loss from operations of $29.1 million for the twenty-six week period ended August 2, 1997, compared to a loss from operations of $27.8 million for the twenty-seven week period ended August 3, 1996.

     Net interest expense for the twenty-six week period ended August 2, 1997 was $1.9 million, or 2.1% of sales, compared to $2.4 million, or 2.2% of sales, for twenty-seven week period ended August 3, 1996. The decrease in net interest expense is primarily due to a decrease in the average amount of debt outstanding and an increase in interest income offset by an increase in borrowing rates and the amortization of deferred financing costs.

     Income tax benefit for the twenty-six week period ended August 2, 1997 was $11.2 million, or 12.0% of sales, compared to an $11.1 million income tax benefit, or 10.3% of sales, for the twenty-seven weeks ended August 3, 1996. The effective tax rate decreased in 1997 to a 36.1% tax rate from a 36.8% tax rate in 1996 due primarily to the impact of state income taxes.

Liquidity and Capital Resources

     Wilsons' primary capital requirements are driven by the Company's strategy to open new stores, remodel existing stores, update information systems and meet seasonal working capital needs. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December. Commencing in 1997, the Company currently plans to open 12 to 17 traditional stores and at least six airport stores annually for the next several years. Such stores are part of the Company's long-term strategy to identify new growth opportunities and increase profit margins.

     General Electric Capital Corporation and a syndicate of banks have provided the Company with a three-year senior credit facility (Senior Credit Facility) that expires in May 1999. The Senior Credit Facility provides for borrowings of up to $150.0 million in aggregate principal amount, which amount includes a letter of credit subfacility of up to $90.0 million. The maximum amount available under the Senior Credit Facility, however, is further subject to a borrowing base limitation (less certain reserves) of 65% of eligible inventory. The Company's borrowing availability is also reduced by outstanding letters of credit. Interest is payable on borrowings at one or more variable rates determined by reference to the "prime" rate plus .25% ("prime" plus 0.0% for the first $10.0 million of borrowings) or LIBOR plus 1.75%. The spreads are subject to possible changes based upon the Company's financial results. As of August 2, 1997, the Company had no consolidated borrowings outstanding under its Senior Credit Facility. The Company pays a monthly fee equal to .375% per annum on the unused amount of the Senior Credit Facility and on that portion of the first $10.0 million in borrowings that bears interest at prime plus a spread. For letters of credit, the Company pays a monthly fee in an amount equal to 1.25% per annum times the daily average of the amount of letters of credit outstanding during each month, which percentage is subject to possible changes based on the Company's financial results. The Senior Credit Facility contains certain covenants limiting, among other things, the Company's and each Guarantor's ability to make capital expenditures, pay cash dividends or make other distributions. The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. As of August 2, 1997, there was $43.9 million in outstanding letters of credit under the Senior Credit Facility. From inception through February 1, 1997, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $48.2 million and $60.9 million, respectively, and the average amounts of such borrowings and amounts covered by outstanding letters of credit for such periods were $15.8 million and $40.1 million, respectively. The Company is highly dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that the Senior Credit Facility, together with current and anticipated cash flow from operations, the net proceeds from its initial public offering and the remaining net proceeds from the sale of the Senior Notes, (discussed below) should be adequate to meet the Company's anticipated working capital and capital expenditure requirements until the Senior Credit Facility expires in 1999, when the Company expects to extend or replace such facility. There can be no assurance, however, that the Senior Credit Facility will be sufficient to fund such needs, or, if the Senior Credit Facility is insufficient to meet such needs, that the Company will be able to obtain any additional financing or obtain such financing on terms acceptable to the Company.

     As of August 2, 1997, the Company also had outstanding the note payable to CVS, which was a senior secured subordinated note for $61.3 million. $60.5 million of the principal amount of the note bore interest at the rate of 10% per annum, compounded annually, with all such principal and interest due and payable on December 31, 2000. As of August 2, 1997, $1.2 million in interest had accrued on the note. The remaining principal balance of the note ($0.8 million) did not bear interest. On August 18, 1997 the Company repurchased the senior secured subordinated note with a portion of the proceeds of the private offering discussed below.

     On August 18, 1997, the Company completed a private offering of $75.0 million of 11 1/4% senior notes due 2004 (the Senior Notes) to certain institutional buyers. Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1998. The Senior Notes mature on August 15, 2004, unless previously redeemed, and the Company is not required to make any mandatory redemption or sinking fund payment prior to maturity. The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The Indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters, and which place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The Company used approximately $56.5 million of the approximately $72.1 million net proceeds from the offering to repurchase the outstanding senior secured subordinated note payable to CVS. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures and additional store openings. Such proceeds will reduce the total amount of borrowings and shorten the length of time the Company will borrow under the Senior Credit Facility.

Cash Flow Analysis

     Operating activities for the twenty-six week period ended August 2, 1997 resulted in cash used of $61.5 million compared to cash used of $56.0 million in the twenty-seven week period ended August 3, 1996. The $61.5 million cash used in operating activities in the twenty-six week period ended August 2, 1997 was primarily a result of the $19.8 million net loss, the $22.3 million seasonal increase in inventories, and the $17.0 million decrease in income taxes payable and other liabilities resulting from the $11.2 million tax benefit generated by the year-to-date net loss and the $7.4 million tax payments made in the first half of 1997.

     Fluctuation in certain balance sheet accounts between February 1, 1997 and August 2, 1997 reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and certain accrued expenses.

     Investing activity for twenty-six weeks ended August 2, 1997 was comprised of capital expenditures totaling $2.6 million. The capital expenditures were primarily for the implementation of certain new information systems and the renovation of and improvements to existing stores. Capital expenditures for the twenty-seven week period ended August 3, 1996 totaled $4.3 million. Commencing in 1997, the Company currently plans to open 12 to 17 traditional mall-based stores and at least six airport stores annually for the next several years. The cost to open a traditional mall-based store is currently estimated to range from $130,000 to $200,000. The cost to open an airport store is currently estimated to range from $125,000 to $175,000. Capital expenditures for the year ending January 31, 1998 are anticipated to be approximately $13.0 million.

     Cash provided by financing activities for the twenty-six weeks ended August 2, 1997 was $6.6 million. The $6.6 million provided by financing activities in 1997 was the result of $9.5 million in net proceeds from the Company's initial public offering offset by a $2.9 million decrease in book overdrafts which occur as outstanding checks exceed funds on deposit in noninvestment accounts. The proceeds from the offering enable the Company to reduce seasonal borrowings under the Revolving Credit Facility. Financing activities in the 1996 period included the elimination of all prior indebtedness owed by the Predecessor Companies to CVS and the sale of $12.0 million of common and preferred stock.
In addition, on May 27, 1997, the holders of the 7,405 shares of preferred stock exchanged their entire holdings of such shares for common stock in a noncash transaction (see Note 6 of the Notes to the Consolidated Financial Statements).

     Management believes that the Company's financial resources, including the Senior Credit Facility, the balance of the net proceeds from the Senior Notes, the net proceeds from its initial public offering and current and anticipated cash flow from operations, will be adequate to fund the Company's operations for the foreseeable future.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         B.  Series A Preferred Exchange

             As of May 27, 1997, the holders of the 7,405 shares of Series A Preferred exchanged their entire holdings of such shares for 617,083 shares of common stock at an exchange rate of $12.00 per share. In connection with such exchange, the holders of the Series A Preferred waived their rights to receive any accrued dividends in respect of such Series A Preferred.


         D.  Use of Proceeds

             On May 27, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (Commission file number 333-13967) relating to the initial public offering of 1,100,000 units. On June 2, 1997, the Company completed the offering of 1,100,000 units at $9.00 per unit, or an aggregate amount of $9,900,000. Each unit consisted of one share of a single class of common stock and one redeemable warrant to purchase one share of common stock for $13.50 per share. The redeemable warrants are subject to redemption by the Company for $.01 per warrant any time 90 or more days after May 27, 1997, on 30 days written notice, provided that the closing bid price of the Company's common stock exceeds $14.50 per share (subject to adjustment) for any ten consecutive trading days prior to such notice. In addition, on June 27, 1997 the managing underwriter, Equity Securities Investments, Inc. exercised its entire over-allotment option to purchase 165,000 units at $9.00 per unit, or an aggregate amount of $1,485,000. The Company's net proceeds from the offering totaled $9.5 million.

             The Company incurred the following actual expenses in connection with the issuance and distribution of the 1,265,00 units as discussed above:

             (in thousands)
             --------------
             Underwriter's discount          $  854
             Underwriter's expenses             171
             Other expenses                     909
                                             ------
                 Total expenses              $1,934

             No direct or indirect payments of the proceeds received from the offering were made to directors, officers, stockholders or affiliates of the Company.

             From May 27, 1997 to August 2, 1997 the Company used the net proceeds to fund capital expenditures (in thousands), including building new stores ($111), remodeling existing stores ($457), developing and implementing new information systems ($187), other capital purchases ($135), and for short-term investments (in thousands) ($8,561).

               See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in
               Part I., Item 2., of the document for a description of limitation upon the payment of dividends.

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

               Exhibit    Description
               -------    -----------
               10.1       Amendment No. 4 to Credit Agreement

               10.2 Repurchase Agreement dated as of August 13, 1997, by and between Wilsons The Leather Experts Inc. and CVS New York, Inc.

               10.3 Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Norwest Bank Minnesota, National Association

               10.4 Purchase Agreement dated as of August 14, 1997, by and among Wilsons The Leather Experts Inc., the Subsidiary Guarantors party thereto, and BancAmerica Securities, Inc.

               10.5 Registration Rights Agreement dated as of August 18, 1997 by and among Wilsons The Leather Experts Inc., the Subsidiary Guarantors party thereto, and BancAmerica Securities, Inc.

               10.6 Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation

               10.7 Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation

               10.8 Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation

               10.9 Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation

               10.10 Store Guarantors' Guaranty dated as of May 25, 1996, by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation

               11.1       Computation of per share loss

               27.1       Financial Data Schedule

          B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended August 2, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By:  /s/ Douglas J. Treff
     ---------------------------------------
     Douglas J. Treff
     Vice President, Finance,
     Chief Financial Officer, and
     Assistant Secretary


Date:  September 11, 1997
     ---------------------------------------

                               INDEX TO EXHIBITS

Exhibit        Description                                          Method of Filing
-------        -----------                                          ----------------

10.1           Amendment No. 4 to Credit Agreement                  Electronic Transmission
10.2           Repurchase Agreement dated as of August 13, 1997,    Electronic Transmission
               by and between Wilsons The Leather Experts Inc.
               and CVS New York, Inc.
10.3           Indenture dated as of August 18, 1997, by and        Electronic Transmission
               among Wilsons The Leather Experts Inc., the other
               corporations listed on the signature pages
               thereof, and Norwest Bank Minnesota, National
               Association
10.4           Purchase Agreement dated as of August 14, 1997, by   Electronic Transmission
               and among Wilsons The Leather Experts Inc., the
               Subsidiary Guarantors party thereto, and
               BancAmerica Securities, Inc.
10.5           Registration Rights Agreement dated as of August     Electronic Transmission
               18, 1997 by and among Wilsons The Leather Experts
               Inc., the Subsidiary Guarantors party thereto, and
               BancAmerica Securities, Inc.
10.6           Amendment No. 2 to Pledge Agreement dated as of      Electronic Transmission
               July 31, 1997, between River Hills Wilsons, Inc.
               and General Electric Capital Corporation
10.7           Joinder Agreement dated as of July 31, 1997, by      Electronic Transmission
               and between Wilsons International Inc. and General
               Electric Capital Corporation
10.8           Parent Guaranty dated as of May 25, 1996, by         Electronic Transmission
               Wilsons The Leather Experts Inc., Wilsons Center,
               Inc., Rosedale Wilsons, Inc. and River Hills
               Wilsons, Inc. in favor of General Electric Capital
               Corporation
10.9           Reaffirmation of Guaranty dated as of July 31,       Electronic Transmission
               1997, by Wilsons The Leather Experts Inc., Wilsons
               Center, Inc., Rosedale Wilsons, Inc., River Hills
               Wilsons, Inc. in favor of General Electric Capital
               Corporation

10.10          Store Guarantors' Guaranty dated as of May 25,       Electronic Transmission
               1996, by Bermans The Leather Experts, Inc.,
               Wilsons House of Suede, Inc., Wilsons Tannery
               West, Inc., the Georgetown Subsidiaries that are
               signatories thereto and the Individual Store
               Subsidiaries that are signatories thereto, in
               favor of General Electric Capital Corporation

11.1           Computation of per share loss                        Electronic Transmission

27.1           Financial Data Schedule                              Electronic Transmission