Form 10-Q
period 1997-11-01
WILSONS THE LEATHER EXPERTS INC
filed 1997-12-12
CIK 1016607

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 1, 1997

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________  to  _______________


Commission file number 000-21543


                      Wilsons The Leather Experts Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Minnesota                              41-1839933
     -------------------------------                 ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     7401 Boone Ave. N., Brooklyn Park, MN                 55428
    ----------------------------------------            -----------
    (Address of principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code:  (612) 391-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                         -------

The number of shares outstanding of the Registrant's common stock as of December 12, 1997 was 9,532,083 shares.

                      WILSONS THE LEATHER EXPERTS INC.
                                    INDEX


PART I - FINANCIAL INFORMATION                                          PAGE

     Item 1.  Condensed Consolidated Financial Statements

              Consolidated Balance Sheets -
                November 1, 1997 and February 1, 1997                     3


              Consolidated Statements of Operations -
                Thirteen weeks ended November 1, 1997,
                thirteen weeks ended November 2, 1996,
                thirty-nine weeks ended November 1, 1997,
                forty weeks ended November 2, 1996,
                seventeen weeks ended May 25, 1996 and
                twenty-three weeks ended November 2, 1996                 4

              Condensed Consolidated Statements of Cash Flows -
                Thirty-nine weeks ended November 1, 1997,
                seventeen weeks ended May 25, 1996 and
                twenty-three weeks ended November 2, 1996                 6

              Notes to Condensed Consolidated Financial Statements        7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk 18

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                  19

     Item 6.  Exhibits and Reports on Form 8-K                           19

     Signature                                                           21

     Index to Exhibits                                                   22

              Wilsons The Leather Experts Inc. and Subsidiaries
                         Consolidated Balance Sheets
             (In Thousands, Except Share and Per Share Amounts)


                                                             November 1           February 1
                        Assets                                  1997                1997
                                                             -----------         -----------
                                                             (Unaudited)
Current Assets:
 Cash and cash equivalents                                    $   5,370           $  81,553
 Accounts receivable, net                                        12,234               4,851
 Inventories                                                    140,132              64,919
 Prepaid expenses                                                 1,515               1,246
 Income tax benefits                                              1,760                   -
                                                             -----------         -----------
            Total current assets                                161,011             152,569

Property and equipment, net                                      21,572              17,091
Other assets, net                                                 3,830               1,555
Deferred income taxes                                               113               1,173
                                                             -----------         -----------
            Total assets                                      $ 186,526           $ 172,388
                                                             ===========         ===========


             Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                                             $  16,305           $  10,666
 Notes payable                                                   20,135                   -
 Accrued expenses                                                31,680              34,517
 Income taxes payable                                                 -              20,345
 Deferred income taxes                                            6,380               3,243
                                                             -----------         -----------
            Total current liabilities                            74,500              68,771

Long-term debt                                                   75,000              55,811
Other long-term liabilities                                         944               4,341
                                                             -----------         -----------

Shareholders' Equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized,
   7,405 ($1,000 stated value) shares issued and outstanding
   on February 1, 1997                                                -               7,405
 Common stock, $.01 par value; 45,000,000 shares authorized,
   9,532,083 and 7,650,000 shares issued and outstanding on
   November 1, 1997 and February 1, 1997, respectively               95                  77
 Additional paid-in capital                                      37,851              12,501
 Retained earnings (deficit)                                     (1,827)             23,511
 Cumulative translation adjustment                                  (37)                (29)
                                                             -----------         -----------
            Total shareholders' equity                           36,082              43,465
                                                             -----------         -----------
            Total liabilities and shareholders' equity        $ 186,526           $ 172,388
                                                             ===========         ===========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                  Thirteen          Thirteen
                                                   Weeks              Weeks
                                                   Ended              Ended
                                                  November 1       November 2
                                                    1997              1996
                                               --------------    -------------
Net sales                                            $ 81,272         $ 86,363

Costs and expenses:
 Cost of goods sold, buying and occupancy costs        57,520           62,042
 Selling, general and administrative expenses          23,855           23,318
 Depreciation and amortization                            596               69
 Restricted stock compensation expense                  7,611                -
                                               --------------    -------------
                Income (loss) from operations          (8,310)             934

Interest expense, net                                   2,521            2,436
                                               --------------    -------------
                Loss before income taxes              (10,831)          (1,502)

Income tax benefit                                     (1,179)            (492)
                                               --------------    -------------
                Loss before extraordinary item         (9,652)          (1,010)

Extraordinary gain on early extinguishment
 of debt, net of tax of $2,509                          3,763                -
                                               --------------    -------------
                Net loss                              ($5,889)         ($1,010)
                                               ==============    =============



Net loss per common share:
 Loss before extraordinary item                        ($0.88)          ($0.11)
 Extraordinary gain on early extinguishment
   of debt, net of tax                                   0.34                -
                                               --------------    -------------
Net loss per common share                              ($0.54)          ($0.11)
                                               ==============    =============

Weighted average common shares outstanding             10,917            8,987
                                               ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                  (Combined       (Predecessor
                                                (Company)         Companies)       Companies)     (Company)
                                               Thirty-nine          Forty          Seventeen    Twenty-three
                                                  Weeks             Weeks            Weeks          Weeks
                                                  Ended             Ended            Ended          Ended
                                               November 1         November 2         May 25      November 2
                                                  1997               1996             1996          1996
                                              -----------       ------------      ------------  ------------
Net sales                                        $174,694           $194,576           $79,695      $114,881

Costs and expenses:
 Cost of goods sold, buying and occupancy costs   141,742            152,978            64,737        88,241
 Selling, general and administrative expenses      60,346             64,598            27,448        37,150
 Depreciation and amortization                      1,538              3,885             3,814            71
 Restricted stock compensation expense              8,511                  -                 -             -
                                              -----------       ------------      ------------  ------------
                Loss from operations              (37,443)           (26,885)          (16,304)      (10,581)

Interest expense, net                               4,440              4,834             1,250         3,584
                                              -----------       ------------      ------------  ------------
                Loss before income taxes          (41,883)           (31,719)          (17,554)      (14,165)

Income tax benefit                                (12,387)           (11,609)           (6,561)       (5,048)
                                              -----------       ------------      ------------  ------------
                Loss before extraordinary item    (29,496)           (20,110)          (10,993)       (9,117)

Extraordinary gain on early extinguishment
 of debt, net of tax of $2,509                      3,763                  -                 -             -
                                              -----------       ------------      ------------  ------------
                Net loss                         ($25,733)          ($20,110)         ($10,993)      ($9,117)
                                              ===========       ============      ============  ============



Net loss per common share:
 Loss before extraordinary item                    ($2.93)
 Extraordinary gain on early extinguishment
   of debt, net of tax                               0.38
                                              -----------
Net loss per common share                          ($2.55)
                                              ===========

Weighted average common shares outstanding         10,073
                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)



                                                                                  (Predecessor
                                                                 (Company)         Companies)       (Company)
                                                                Thirty-nine        Seventeen       Twenty-three
                                                                   Weeks             Weeks            Weeks
                                                                   Ended             Ended            Ended
                                                                 November 1          May 25         November 2
                                                                    1997              1996             1996
                                                               -------------     -------------    ---------------
OPERATING ACTIVITIES:
 Net loss                                                        $  (25,733)       $  (10,993)       $   (9,117)

 Adjustments to reconcile net loss to net cash used in
  operating activities-
  Extraordinary gain on early extinguishment of debt                 (3,763)                -                 -
  Restructuring charges paid                                              -            (5,957)                -
  Depreciation and amortization                                       1,538             3,814                71
  Amortization of deferred financing costs                              590                 -               278
  Loss on disposal of assets                                             30               184                 -
  Restricted stock compensation expense                               8,511                 -                 -
  Deferred income taxes                                               4,197             5,115            (4,939)
  Changes in operating assets and liabilities, net of
     assets and liabilities acquired:
          Accounts receivable, net                                   (7,383)             (222)           (8,021)
          Inventories                                               (75,213)           14,410           (65,601)
          Prepaid expenses                                           (1,590)              114            (6,401)
          Other noncurrent assets                                         -                 4                 -
          Accounts payable and accrued expenses                       2,610            (9,689)            5,048
          Income taxes payable and other liabilities                (22,511)          (11,965)            2,770
                                                                 ----------        ----------        ----------
                    Net cash used in operating activities          (118,717)          (15,185)          (85,912)
                                                                 ----------        ----------        ----------

INVESTING ACTIVITIES:
  Additions to property, equipment and other noncurrent assets       (6,049)           (3,430)           (3,283)
  Acquisitions, net of cash acquired                                      -                 -            37,072
                                                                 ----------        ----------        ----------

                    Net cash provided by (used in)
                     investing activities                            (6,049)           (3,430)           33,789
                                                                 ----------        ----------        ----------

FINANCING ACTIVITIES:
  Change in due to/from CVS                                               -          (105,013)                -
  Capital contributed by CVS                                              -           124,000                 -
  Change in notes payable                                            20,135                 -            40,110
  Proceeds from sale of common and preferred stock                    9,452                 -            12,000
  Change in book overdrafts                                           1,899            (4,360)            6,115
  Proceeds from issuance of long-term debt                           72,136                 -                 -
  Repayment of long-term debt                                       (55,039)                -                 -
                                                                 ----------        ----------        ----------

                    Net cash provided by financing activities        48,583            14,627            58,225
                                                                 ----------        ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (76,183)           (3,988)            6,102

CASH AND CASH EQUIVALENTS, beginning of period                       81,553             7,270                 -
                                                                 ----------        ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                         $    5,370        $    3,282        $    6,102
                                                                 ==========        ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Noncash investing and financing activities-
      Liabilities assumed for acquisition of business            $        -        $       -         $   46,927
                                                                 ==========        ==========        ==========

      Issuance of long-term debt                                 $        -        $       -         $   55,811
                                                                 ==========        ==========        ==========



                The accompanying notes are an integral part of
                   these consolidated financial statements.

              Wilsons The Leather Experts Inc. and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


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

     On May 27, 1997, the 7,405 shares of Series A Preferred were exchanged for 617,083 shares of Wilsons' common stock. On August 18, 1997, the warrant for 1,080,000 shares of common stock lapsed with the vesting of the remaining Restricted Stock (as defined herein) (see Note 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in
Part I., Item 2.).

     The Acquisition was accounted for using the purchase method. The basis of CVS's 15% equity interest in the Predecessor Companies was carried over to its equity interest in the Company in accordance with Emerging Issues Task Force discussion 88-16. Accordingly, the purchase price of $67.8 million and CVS's carryover basis has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. This resulted in the carrying value of the net assets acquired exceeding the new basis by approximately $52.5 million, which was applied to reduce the amounts assigned to property and equipment.

2.  Basis of Financial Statement Presentation

     The consolidated financial statements of the Company include all accounts of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries. The consolidated financial statements prior to May 26, 1996 relate to the Predecessor Companies before the Acquisition and are not comparable to periods presented subsequent to the acquisition date due to the effects of certain purchase accounting adjustments and the acquisition financing. All intercompany balances and transactions between the entities have been eliminated in consolidation.

     The combined financial statements for the forty weeks ended November 2, 1996, include the results of operations of both the Predecessor Companies and the Company and are not intended to represent what the results of operations of the Company would have been if the Company had operated as a stand-alone company.

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its Form S-4 Registration Statement. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

     Certain reclassifications have been made to the consolidated financial statements of the prior year to conform to the 1997 presentation.

3.  Inventories

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. The difference in inventories between the LIFO and first-in, first-out (FIFO) method was not material as of November 1, 1997. The Predecessor Companies determined cost using the retail inventory method on the FIFO basis.

4.  Net Loss Per Common Share

     Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period, and dilutive common equivalent shares assumed to be outstanding during each period. Common equivalent shares consist of dilutive options and warrants to purchase common stock. However, pursuant to certain rules of the Securities and Exchange Commission, the calculation also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock method was used in determining the effect of such issuances.

5.  Initial Public Offering/Conversion of Common Stock to a Single Class

     On May 27, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 relating to the initial public offering of

1,100,000 units. In addition, the underwriter exercised its over-allotment option to purchase 165,000 units. Each unit consisted of one share of common stock and one redeemable warrant to purchase one share of common stock for $13.50 per share. The Company received net proceeds of $9.5 million after payment of related underwriting discount and offering costs.

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

7. Private Offering of Senior Notes, Extraordinary Gain on Early Extinguishment of Debt and Vesting of Restricted Stock

     On August 18, 1997, the Company completed a private offering of $75.0 million of 11 1/4% Series A senior notes due 2004 (Senior Notes) to certain qualified institutional buyers. Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1998. The Senior Notes mature on August 15, 2004, unless previously redeemed, and the Company is not required to make any mandatory redemption or sinking fund payment prior to maturity. The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters, and which place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The Company used $56.5 million of the net proceeds from the offering to repurchase the outstanding senior secured subordinated note issued to CVS in connection with the Acquisition and pay the accrued interest thereon. The balance of the net proceeds, approximately $15.6 million, will be used for general corporate purposes, including capital expenditures and additional store openings.

     As a result of the completion of the repurchase of the note issued to CVS, the Company realized an extraordinary gain on the early extinguishment of debt of $3.8 million, net of tax, in the third quarter ended November 1, 1997. In addition, the remaining 881,982 shares of Restricted Stock vested immediately upon repurchase of the note issued to CVS and accrued interest thereon on August 18, 1997 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in Part I., Item 2.). The Company recorded a non-cash compensation charge of $8.5 million related to such shares which is equal to the difference between the fair market value of the Restricted Stock on the date the shares vested, which was $10.25 per share, and the original purchase price of the Restricted Stock, which was $.60 per share. $900,000 of the restricted stock compensation charge was recorded in the twenty-six weeks ended August 2, 1997 and the remaining $7.6 million of such charge was recorded in the quarter ended November 1, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries (Wilsons or the Company) should be read in conjunction with the Company's most recent audited financial statements and related notes included in its Form S-4 Registration Statement under the Securities Act of 1933, as amended, for the registration of $75 million of 11 1/4% Series B Senior Notes due 2004 to be exchanged for its outstanding 11 1/4% Series A Senior Notes due 2004.

     The financial statements for the forty weeks ended November 2, 1996, are for both the Predecessor Companies and the Company and are not intended to represent what the results of operations of the Company would actually have been if the Company had operated as a stand-alone company.

Overview

     The Company was organized in May 1996 to acquire 100% of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies) (the Acquisition) from CVS New York, Inc., a New York corporation (CVS; formerly Melville Corporation, the parent company to the Predecessor Companies). In May 1996, the Company, which was ultimately owned by management and an investor group, acquired such common stock.

     Prior to the Acquisition, the Predecessor Companies were operated as part of CVS. The financial statements for the seventeen weeks ended May 25, 1996, are for the Predecessor Companies. Such statements, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company operated as an independent company during the reporting period, and are not necessarily indicative of the Company's future results or financial condition.

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

     In connection with the Acquisition, the Company sold 3,330,000 shares of common stock to certain managers of the Company, including 1,080,000 shares (the Restricted Stock) that were subject to vesting upon the occurrence of certain events. As of February 1, 1997, 198,018 shares of such Restricted Stock had vested and the Company recorded a $1.5 million non-cash compensation charge related to such shares. The remaining 881,982 shares of Restricted Stock vested on August 18, 1997 upon the repayment of the senior secured subordinated note issued to

CVS in connection with the acquisition. The Company recorded an additional non-cash compensation charge in the thirty-nine weeks ended November 1, 1997 of $8.5 million related to such shares which is equal to the difference between the fair market value of the Restricted Stock on the date the shares vested, which was $10.25 per share, and the original purchase price of the Restricted Stock, which was $.60 per share.

     The Company's business is highly seasonal and, accordingly, operating results for the interim periods described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak-selling season from October through December, which includes Christmas. Wilsons recorded 55.6% of its sales for the fiscal year ended February 1, 1997 during the peak-selling season. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak-selling period. Net sales are generally lowest during the period from April through July, and the Company typically does not become profitable, if at all, until the fourth quarter of a given year.

     The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented; however, there can be no assurance that the Company's business will not be affected by inflation in the future.

Results of Operations for the Third Quarter Ended November 1, 1997 Compared to the Third Quarter Ended November 2, 1996

     Wilsons opened 10 stores in the third quarter ended November 1, 1997, compared to one store opening and two store closings in the third quarter ended November 2, 1996. As of November 1, 1997, Wilsons operated 462 stores compared to 476 stores at November 2, 1996. The 14 fewer stores were a result of closing stores that did not achieve cash flow targets established by management.
Wilsons regularly supplements its mall-based operations with holiday stores and seasonal kiosks during its peak-selling period from October through December. The Company operated 203 seasonal stores as of November 1, 1997 compared to 226 seasonal stores as of November 2, 1996.

     Sales for the third quarter ended November 1, 1997 were $81.3 million compared with $86.4 million for the same period a year ago, a decrease of $5.1 million, or 5.9%. Comparable store sales decreased 7.5% due primarily to unseasonably warm weather in September and the first half of October which resulted in reduced sales of outerwear. In addition, the Company operated on average 21, or 4.4%, fewer stores in the quarter ended November 1, 1997, compared to the prior year as the Company closed underperforming stores. Sales from stores open less than one full year and increased seasonal store sales partially offset the decline in comparable store sales and the overall reduction in open stores.

     Cost of goods sold, buying and occupancy costs for the quarter ended November 1, 1997 were $57.5 million, or 70.8% of sales, compared to $62.0 million, or 71.8% of sales, for the previous year. Gross margin net of occupancy costs increased 0.6 points as a percent of sales for the quarter as compared to the prior year quarter due primarily to reduced markdowns.

Occupancy costs for the 1997 period decreased 0.4 points as a percent of sales, due to operating fewer stores and expense reductions. The Company's inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in, first-out
(FIFO) method was not material as of November 1, 1997. Interim period inventory determinations are partially based on assumptions as to future inventory levels at the end of the fiscal year and expected rates of inflation for the year which may impact future financial results.

     Operating expenses for the quarter ended November 1, 1997 were $32.1 million, or 39.5% of sales, compared to $23.4 million, or 27.1% of sales, for the quarter ended November 2, 1996. Operating expenses in the quarter ended November 1, 1997 include a $7.6 million non-cash compensation charge associated with the vesting of the remaining 881,982 shares of Restricted Stock (see "Overview"). Operating expenses excluding the $7.6 million non-cash compensation charge increased $1.1 million due primarily to increased depreciation expense associated with new store openings and remodels and implementing certain new information systems, and the timing of marketing and promotional expenses.

     As a result of the above, Wilsons had a loss from operations of $8.3 million for the quarter ended November 1, 1997, compared to income from operations of $0.9 million for the quarter ended November 2, 1996.

     Net interest expense for the quarter ended November 1, 1997 was $2.5 million, or 3.1% of sales, compared to $2.4 million, or 2.8% of sales, last year.

     Income tax benefit for the quarter ended November 1, 1997 was $1.2 million, or 1.5% of sales, compared to a $0.5 million income tax benefit, or 0.6% of sales, for the quarter ended November 2, 1996. The effective tax rate decreased in 1997 to a 10.9% tax rate from a 32.8% tax rate in 1996 due primarily to the non-deductibility of the $7.6 million restricted stock compensation expense.

     The Company realized a $3.8 million extraordinary gain on the early extinguishment of debt, net of tax, in the quarter ended November 1, 1997. The extraordinary gain was the result of repurchasing the senior secured subordinated note issued to CVS in connection with the Acquisition at a discount (see Note 7 of the Notes to the Condensed Consolidated Financial Statements).

Results of Operations for the Thirty-nine Weeks Ended November 1, 1997 Compared to the Forty Weeks Ended November 2, 1996

     Wilsons opened 11 stores and closed 10 stores in the thirty-nine week period ended November 1, 1997, compared to five store openings and 23 store closings in the forty week period ended November 2, 1996. As of November 1, 1997, Wilsons operated 462 stores compared to 476 stores at November 2, 1996. The 14 fewer stores were a result of closing stores that did not achieve cash flow targets established by management.

     Sales for the thirty-nine week period ended November 1, 1997 were $174.7 million compared with $194.6 million in the forty weeks ended November 2, 1996, a decrease of $19.9 million, or 10.2%. Approximately $6.3 million of the sales decrease was due to one fewer week in the 1997 period compared to the 1996 period. In addition, the Company operated on average 27, or 5.6%, fewer stores in the thirty-nine weeks ended November 1, 1997 as the Company closed underperforming stores. Comparable store sales for the 1997 period declined 6.6%. The comparable store sales decrease was primarily attributable to less low-priced clearance merchandise in the spring as there were fewer liquidations of closed stores compared to the prior year, along with unseasonably warm temperatures from September through mid-October.

     Cost of goods sold, buying and occupancy costs for the thirty-nine week period ended November 1, 1997 were $141.7 million, or 81.1% of sales, compared to $153.0 million, or 78.6% of sales, for the forty week period of the previous year. Gross margin net of occupancy costs decreased 1.4 points as a percent of sales for the thirty-nine week period as compared to the period one year ago due primarily to additional markdowns required to liquidate clearance merchandise. Occupancy costs for the 1997 period decreased $2.7 million due to operating fewer stores; however, they increased as a percent of sales in 1997 as comparable store sales declined while fixed rents associated with store leases remained flat. The Company's inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in, first-out (FIFO) method was not material as of November 1, 1997. Interim period inventory determinations are partially based on assumptions as to future inventory levels at the end of the fiscal year and expected rates of inflation for the year which may impact future financial results.

     Operating expenses for the thirty-nine week period ended November 1, 1997 were $70.4 million, or 40.3% of sales, compared to $68.5 million, or 35.2% of sales, for the forty week period ended November 2, 1996. Operating expenses in
the thirty-nine weeks ended     November 1, 1997 include an $8.5 million non-
cash compensation charge associated with the vesting of the remaining 881,982 shares of Restricted Stock (see "Overview"). Operating expenses excluding the $8.5 million non-cash compensation charge decreased $6.6 million due partially to the $2.3 million decrease in depreciation and amortization expense resulting from the purchase accounting adjustment that reduced the amounts assigned to property and equipment. The remaining $4.3 million expense decrease is due to reducing corporate expenses, controlling variable expenses in the stores, operating on average 27 fewer locations and having one less week in the 1997 period.

     As a result of the above, Wilsons had a loss from operations of $37.4 million for the thirty-nine week period ended November 1, 1997, compared to a loss from operations of $26.9 million for the forty week period ended November 2, 1996.

     Net interest expense for the thirty-nine week period ended November 1, 1997 was $4.4 million, or 2.5% of sales, compared to $4.8 million, or 2.5% of sales, for forty week period ended November 2, 1996. The decrease in net interest expense is due to a decrease in the average amount of debt outstanding and an increase in interest income offset by an increase in borrowing rates and the amortization of deferred financing costs.

     Income tax benefit for the thirty-nine week period ended November 1, 1997 was $12.4 million, or 7.1% of sales, compared to an $11.6 million income tax benefit, or 6.0% of sales, for the forty weeks ended November 2, 1996. The effective tax rate decreased in 1997 to a 29.6% tax rate from a 36.6% tax rate in 1996 due primarily to the non-deductibility of the $8.5 million restricted stock compensation expense.

The Company realized a $3.8 million extraordinary gain on the early extinguishment of debt, net of tax, in the thirty-nine weeks ended November 1, 1997. The extraordinary gain was the result of repurchasing the senior secured subordinated note issued to CVS in connection with the Acquisition at a discount (see Note 7 of the Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

     Wilsons' primary capital requirements are driven by the Company's strategy to open new stores, remodel existing stores, update information systems and meet seasonal working capital needs. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak-selling season from October through December. Commencing in 1997, the Company currently plans to open 12 to 17 traditional stores and at least six airport stores annually for the next several years. Such stores are part of the Company's long-term strategy to identify new growth opportunities and increase profit margins.

     General Electric Capital Corporation and a syndicate of banks (the Banks) have provided the Company with a three-year senior credit facility that expires in May 1999 (the Senior Credit Facility). The Senior Credit Facility provides for borrowings of up to $150.0 million in aggregate principal amount, which amount includes a letter of credit subfacility of up to $90.0 million. The maximum amount available under the Senior Credit Facility, however, is further subject to a borrowing base limitation (less certain reserves) of 65% of eligible inventory. The Company's borrowing availability is also reduced by outstanding letters of credit. Interest is payable on borrowings at one or more variable rates determined by reference to the "prime" rate plus .25% ("prime" plus 0.0% for the first $10.0 million of borrowings) or LIBOR plus 1.75%. The spreads are subject to possible changes based upon the Company's financial results. As of November 1, 1997, the Company had $53.2 million of senior indebtedness outstanding under its Senior Credit Facility (consisting of $20.1 million in borrowings and $33.1 million of outstanding letters of credit). The Company pays a monthly fee equal to .375% per annum on the unused amount of the Senior Credit Facility and on that portion of the first $10.0 million in borrowings that bears interest at prime plus a spread. For letters of credit, the Company pays a monthly fee in an amount equal to 1.25% per annum times the daily average of the amount of letters of credit outstanding during each month, which percentage is subject to possible changes based on the Company's financial results. The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. From inception through February 1, 1997, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $48.2 million and $60.9 million, respectively, and the average amounts of such borrowings and amounts covered by outstanding letters of credit for such period were $15.8 million and $40.1 million, respectively. During 1995, the highest amounts borrowed by the Company from CVS, net of the prior indebtedness eliminated as part of the Acquisition, to fund working capital expenditures and covered by outstanding letters of credit were $112.7 million and $97.4 million, respectively, and the average amounts of such borrowings and amounts covered by outstanding letters of credit for such year were $51.9 million and $58.9 million, respectively. The Company is highly dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that the net proceeds from the Senior Credit Facility, together with current and anticipated cash flow from operations and the remaining net proceeds from the Company's initial public offering and the sale of the Senior Notes (see Note 7 of the Notes to the Condensed Consolidated Financial Statements), should be adequate to meet the Company's anticipated working capital and capital expenditure requirements until the Senior Credit Facility expires in 1999, when the Company expects to extend or replace such facility. There can be no assurance, however, that the Senior Credit Facility will be sufficient to fund such needs, or, if the Senior Credit Facility is insufficient to meet such needs, that the Company will be able to obtain any additional financing or obtain such financing on terms acceptable to the Company.

     On August 18, 1997, the Company completed a private offering of $75.0 million of 11 1/4% senior notes (the Senior Notes) to certain institutional buyers (the Offering). Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1998. The Senior Notes mature on August 15, 2004, unless previously redeemed, and the Company is not required to make any mandatory redemption or sinking fund payment prior to maturity. The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The Indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters, and which place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The Company used approximately $56.5 million of the approximately $72.1 million net proceeds from the Offering to repurchase the outstanding senior secured subordinated note payable to CVS in connection with the Acquisition (the CVS Note) and pay the accrued interest thereon. The balance of the net proceeds has been and will be used for general corporate purposes, including capital expenditures and additional store openings. Such proceeds will reduce the total amount of borrowings and shorten the length of time the Company will borrow under the Senior Credit Facility.

Cash Flow Analysis

     Operating activities for the thirty-nine week period ended November 1, 1997 resulted in cash used of $118.7 million compared to cash used of $101.1 million in the forty week period ended November 2, 1996. The $118.7 million cash used in operating activities in the thirty-nine week period ended November 1, 1997 was primarily a result of the $25.7 million net loss, the

$75.2 million seasonal increase in inventories, and the $22.5 million decrease in income taxes payable and other liabilities resulting primarily from the $12.4 million tax benefit generated by the year-to-date net loss and the $8.2 million tax payments made in 1997.

     Fluctuations in certain balance sheet accounts between February 1, 1997 and November 1, 1997 reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable, notes payable and certain accrued expenses.

     Investing activity for the thirty-nine weeks ended November 1, 1997 was comprised of capital expenditures totaling $6.0 million. The capital expenditures were primarily for the implementation of certain new information systems, the renovation of and improvements to existing stores and constructing new stores. Capital expenditures for the forty week period ended November 2, 1996 totaled $6.7 million. Commencing in 1997, the Company currently plans to open 12 to 17 traditional mall-based stores and at least six airport stores annually for the next several years. The cost to open a traditional mall-based store is currently estimated to range from $130,000 to $200,000. The cost to open an airport store is currently estimated to range from $125,000 to $175,000. Capital expenditures for the year ending January 31, 1998 are anticipated to be approximately $13.0 million.

     Cash provided by financing activities for the thirty-nine weeks ended November 1, 1997 was $48.6 million. The $48.6 million provided by financing activities in 1997 was the result of $9.5 million in net proceeds from the Company's initial public offering, $17.1 million in net proceeds from the issuance of long-term debt after repayment of the CVS note, $20.1 million in seasonal borrowings under the Senior Credit facility and a $1.9 million increase in book overdrafts which occur as outstanding checks exceed funds on deposit in noninvestment accounts. The proceeds from the initial public offering and the Offering enabled the Company to reduce seasonal borrowings under the Senior Credit Facility. Financing activities in the 1996 period included the elimination of all prior indebtedness owed by the Predecessor Companies to CVS and the sale of $12.0 million of common and preferred stock. In addition, on May 27, 1997, the holders of the 7,405 shares of preferred stock exchanged their entire holdings of such shares for common stock in a non-cash transaction (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

     Management believes that the Company's financial resources, including the Senior Credit Facility, the remaining net proceeds from the Senior Notes, the remaining net proceeds from the Company's initial public offering and current and anticipated cash flow from operations, will be adequate to fund the Company's operations for the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

           D.  Use of Proceeds

               From the effective date of the Company's initial public offering on May 27, 1997 to November 2, 1997, the Company used the $9.5 million of net proceeds to fund actual capital expenditures, including building new stores ($1.2 million), remodeling existing stores ($1.7 million), developing and implementing new information systems ($1.0 million), other capital purchases ($0.5 million), and to reduce short-term borrowings ($5.1 million).

               No direct or indirect payments of the proceeds received from the initial public offering were made to directors, officers, stockholders or affiliates of the Company.

               See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I., Item 2., of the document for a description of limitations upon the payment of dividends.

Item 6.    Exhibits and Reports on Form 8-K

           A.  Exhibits

               Exhibit          Description
               -------          -----------
                 4.1            Underwriter Warrants (1)

                 4.2 Redeemable Warrant Agreement, including form of Redeemable Warrant Certificate (2)

                 4.3 Amendment to the Shareholder Agreement among Leather Investors Limited Partnership I, Leather Investors Limited Partnership II, the Other Investors Named on the Signature Pages thereto and Wilsons The Leather Experts Inc.(3)

                11.1            Computation of per share loss
                27.1            Financial Data Schedule

           B. Reports on Form 8-K:

                1. Form 8-K filed on August 4, 1997 in connection with a press release announcing the proposed private offering of Senior Notes.

                2. Form 8-K filed on August 19, 1997 in connection with a
                   press release announcing the completion of the private offering of Senior Notes.


________________

(1) Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (333-37055) filed with the Securities and Exchange Commission (Commission) on October 2, 1997.

(2) Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.

(3) Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By: /s/ Douglas J. Treff
    ------------------------------
     Douglas J. Treff
     Vice President, Finance,
     Chief Financial Officer, and
     Assistant Secretary


Date: December 12, 1997
     -----------------------------

                              INDEX TO EXHIBITS

Exhibit
  No.                    Description                       Method of Filing
-------                  -----------                       ----------------

  4.1   Underwriter Warrants (1)                       Incorporated by Reference

  4.2   Redeemable Warrant Agreement, including form   Incorporated by Reference
        of Redeemable Warrant Certificate (2)

  4.3   Amendment to the Shareholder Agreement among   Incorporated by Reference
        Leather Investors Limited Partnership I,
        Leather Investors Limited Partnership II, the
        Other Investors Named on the Signature Pages thereto and Wilsons The Leather Experts
        Inc. (3)

 11.1   Computation of per share loss                  Electronic Transmission

 27.1   Financial Data Schedule                        Electronic Transmission
________________

(1) Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (333-37055) filed with the Securities and Exchange Commission (Commission) on October 2, 1997.

(2) Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.

(3) Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.