Form 10-K405
period 1998-01-31
WILSONS THE LEATHER EXPERTS INC
filed 1998-04-14
CIK 1016607

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  For the transition period from            to

                       Commission file number 000-21543

                       WILSONS THE LEATHER EXPERTS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Minnesota                             41-1839933
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

 7401 Boone Ave. N., Brooklyn Park,                    55428
                 MN                                 (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (612) 391-4000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)
                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock held by non-affiliates of the registrant was $25,358,883, based on the closing sale price for the common stock on April 2, 1998 as reported by The Nasdaq National MarketSM. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

  As of April 2, 1998, the number of shares outstanding of the registrant's common stock, $.01 par value, was 9,532,083.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on June 16, 1998 (the Proxy Statement), which will be filed within 120 days after the registrant's fiscal year ended January 31, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K (Form 10-K). (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        WILSONS THE LEATHER EXPERTS INC.

                                   FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                               TABLE OF CONTENTS


             DESCRIPTION                                                   PAGE
             -----------                                                   ----
 PART I
    Item 1.  Business...................................................     2
    Item 2.  Properties.................................................    15
    Item 3.  Legal Proceedings..........................................    16
    Item 4.  Submission of Matters to a Vote of Security Holders........    16
    Item 4a. Executive Officers of the Registrant.......................    16
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    18
    Item 6.  Selected Financial Data....................................    19
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    22
    Item 8.  Financial Statements and Supplementary Data................    30
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    30
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    31
    Item 11. Executive Compensation.....................................    31
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    31
    Item 13. Certain Relationships and Related Transactions.............    31
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K .................................................    32

                                    PART I

  Unless otherwise indicated, all references to the "Company" or "Wilsons" mean Wilsons The Leather Experts Inc. and its Subsidiaries, including the Predecessor Companies, and all references to the "Precedessor Companies" mean Wilsons Center Inc., Rosedale Wilsons, Inc. and their subsidiaries prior to the acquisition of such companies by the Company from CVS New York, Inc. (CVS) (formerly Melville Corporation) on May 26, 1996 (the Acquisition). Unless indicated, references to the Company's fiscal year refer to the year ended on the Saturday closest to January 31, which for the most recent fiscal year end was January 31, 1998. Unless otherwise indicated, references to 1996 refer to the twelve months ended February 1, 1997. The fiscal year of the Predecessor Companies prior to the Acquisition ended on December 31. "Net sales" and "sales" are used interchangeably in this Form 10-K to mean total sales less sales returns.

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  The information presented in this Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Although the Company believes these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of the Company's control, including those set forth under "--Risk Factors," beginning on page 12 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under "--Risk Factors," as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth under "--Risk Factors" in this section. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. In addition, certain forward-looking statements are indicated below by an asterisk.

OVERVIEW

  Wilsons, incorporated in Minnesota in 1996, is the leading specialty retailer of men's and women's leather outerwear, apparel and accessories in the United States. As of January 31, 1998, the Company operated 460 retail stores in 44 states and England. These stores included 16 airport stores, which focus on selling accessories to business travelers and tourists, and 444 mall-based stores. The Company offers leather products under several formats:
"Wilsons The Leather Experts," the Company's traditional mall-based store, offers a full range of moderately priced merchandise, while "Tannery West" and "Georgetown Leather Design" are mall-based stores offering a more targeted line of upscale merchandise. The Company supplements its mall-based operations with holiday stores and seasonal kiosks during its peak selling period from October through December and operated approximately 200 holiday stores and 100 kiosks in 1997. For the fiscal year ended January 31, 1998, the Company generated net sales of $418.1 million and adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (as defined in "Selected Historical Consolidated Financial and Other Data, footnote 2," on page 21) of $35.1 million.

  Wilsons offers an extensive selection of quality merchandise at affordable prices, with a consistent focus on customer service through its staff of sales associates trained in leather types, quality and care. The Company offers more than 6,000 stock keeping units (SKUs) of men's and women's leather apparel and leather accessories such as gloves, handbags, wallets, briefcases, planners and computer cases. The Company believes it can offer lower prices than its competitors for merchandise of comparable quality due to its integrated global sourcing capability, merchandising strategy, and efficient, cost-effective distribution system. Wilsons' mall-based stores average approximately 2,000 square feet in size and are located primarily in high-traffic regional shopping malls with a merchandising strategy targeted to the demographics and buying patterns of the surrounding population. Management believes the Company's global sourcing, nationwide store network, value-based quality merchandise and strong customer service combine to provide the Company with competitive advantages over other mall-based leather retailers and contribute to attractive cash flow margins.

  Wilsons has increased its Adjusted EBITDA from $15.0 million for the year ended December 31, 1994 to $35.1 million for the year ended January 31, 1998, a compound annual growth rate of approximately 32%. Over the same period, the Company's Adjusted EBITDA margin has increased from 3.2% to 8.4%, primarily as a result of the Company's: (i) Restructuring (as defined below); (ii) vertically-integrated global product sourcing; (iii) merchandising strategy; and (iv) distribution system.

  Restructuring. As part of a program to enhance the Company's profitability and improve its portfolio of stores, management closed 156 stores, between January 1, 1995, and May 25, 1996, that had not achieved targeted cash flow levels, wrote off goodwill and certain other non-productive assets and recorded charges for certain related lease obligations (the Restructuring). As part of the Restructuring, in 1995 the Company recorded a restructuring charge of $134.3 million related to store closings and the write-off of goodwill and other intangibles, and an asset impairment charge of $47.9 million related to the write-off of certain assets. Following the Restructuring, the Company maintained its geographically diverse store base and improved its financial results, which management believes positions the Company for future revenue and cash flow growth.

  Vertically-Integrated Global Product Sourcing. Wilsons' integrated global product sourcing network allows the Company to design, purchase leather for, and contract for the manufacturing of most of the apparel and accessories sold in its stores. In 1997, Wilsons contracted for the manufacture of approximately 1.8 million leather garments, which management believes makes the Company the largest leather apparel purchaser in the world. This volume purchasing and vertical integration provides Wilsons with greater operational control and flexibility resulting in reduced order lead times, increased responsiveness to changing consumer preferences and fashion trends and the ability to offer its customers better value by providing quality products at competitive prices.

  Merchandising Strategy. Since 1992, Wilsons has reduced its sourcing time from approximately 120 days to approximately 90 days by more closely integrating the Company's designers and merchandisers with its extensive contract manufacturing sources. This reduced sourcing time results in more successful product lines, efficient inventory management and the reduced need for markdowns on merchandise at the end of the selling season. The benefits of the reduced sourcing time are enhanced by the Company's recently implemented merchandise information system. This system is designed to improve the quality and availability of merchandising data to allow management to better analyze customer purchase trends and adjust its merchandising strategies.

  Distribution System. Management believes the Company has a significant competitive advantage by virtue of its ability to manage the flow of its merchandise from the sourcing of leather through the sale of its apparel and accessories in the Company's retail stores. Wilsons' merchandise is shipped directly from the contract manufacturers to the Company's state-of-the-art distribution center. Wilsons has also redesigned and automated its distribution center to more efficiently process merchandise. As a result, approximately 40% of the merchandise received in the distribution center is sent directly to the Company's stores through cross-docking, which allows for more efficient handling and more timely delivery of inventory and reduced distribution expense.

BUSINESS STRATEGY

  Wilsons' objectives are to gain additional market share, strengthen its position as the largest specialty retailer of leather outerwear, apparel and accessories in the United States and increase the cash flow and profitability of the Company. Key elements of the Company's business strategy include:

  Promote the Company's Leather Expertise. The Company has built its image as "The Leather Experts" by offering its customers an extensive selection of affordably priced quality leather merchandise and expertise in the unique properties and care of leather merchandise. The Company provides ongoing training for its sales associates in leather types, quality and care to develop the associates' leather expertise and to deliver a high level of customer service.

  Maximize Merchandising Opportunities Through Vertical Integration. Wilsons' operations integrate the design of leather merchandise, the development and sourcing of new leather textures, colors and finishes, and the contract manufacturing and importation of goods to efficiently deliver merchandise to its stores. The Company believes that its vertical integration gives it several competitive advantages over other mall-based leather retailers, including the ability to:

  . Reduce the amount of cash needed to maintain optimal inventory levels;

  . Better manage order lead times and delivery schedules;

  . Change its merchandise mix and respond more rapidly to fashion trends and consumer demand;

  . Purchase leather and contract for manufacturing at favorable prices; and

  . Reorder faster selling merchandise within the same selling season.

  Create Brand Recognition. Over 80% of Wilsons' products are sold under its proprietary brand names, including Wilsons The Leather Experts(TM), Tannery West(R), Georgetown Leather Design(R), Adventure Bound(R), Pelle Studio(R), Maxima(R), Open Road(TM), M. Julian(R), Handcrafted by Wilsons The Leather Experts(TM) and Vintage by Wilsons The Leather Experts(TM) which are trademarks and registered trademarks of the Company. These proprietary brand name products typically generate higher gross margins than other products offered by the Company. This branding permits the Company to provide unique merchandise not sold by other retailers. In addition to its own brands, Wilsons also selectively offers designer brands such as Kenneth Cole, Andrew Marc and Bosca, which brand names and registered trademarks are the property of their respective holders, as well as licensed merchandise from the NBA, NFL, NHL and college teams. The combination of Wilsons' brands with these designer and licensed brands is intended to enhance the value of the Company's brands and the breadth and depth of Wilsons' selection.

REVENUE AND CASH FLOW GROWTH STRATEGY

  Wilsons seeks to strengthen its market position and improve its operating results by focusing on higher margin products, increasing comparable store sales and selectively growing its store base. The improved profitability of the Company's store base and stronger cash flow margins following the Acquisition have positioned Wilsons to take advantage of future growth opportunities. Key elements of Wilsons' growth strategy include:

  Continue to Enhance Profit Margins. Wilsons strives to increase its operating margins by: (i) emphasizing higher margin accessories in its mall-based stores' merchandise mix and opening additional airport stores that primarily focus on accessories; (ii) fully utilizing the Company's recently upgraded merchandise information system to better match store style allocations to customer purchasing patterns and reduce markdowns; (iii) increasing productivity in the Company's distribution center and by further leveraging administrative expenses; and (iv) improving the utilization of its outlet stores to efficiently sell slower moving products.

  Increase Comparable Store Sales. Wilsons is implementing programs designed to increase its comparable store sales. These programs include: (i) maintaining a broad assortment of classic, functional merchandise while offering merchandise reflecting current fashion trends to attract customers into its stores; (ii) improving sales associates' productivity by offering incentives to improve their sales per hour and more closely monitoring their performance; and (iii) altering display of merchandise in the stores during non-peak selling seasons to emphasize accessories.

  Increase Store Base. The Company plans to increase the number of its stores and continue to open and operate holiday stores and seasonal kiosks during its peak selling season. The increase in stores is expected to come from the opening of new stores utilizing the following formats:

  . Mall-Based Stores. Wilsons currently plans to open 12 to 20 new traditional mall-based stores per year in markets or regional malls that management believes offer growth opportunities and significant profit potential.

  . Airport Stores. High traffic business traveler and tourist locations offer significant growth opportunities for the Company. These locations generally offer more accessories, including travel luggage and executive accessories. These stores typically generate higher revenue per square foot and are subject to less seasonal variation in sales than traditional mall-based stores. Wilsons has opened 16 airport locations since 1993 and currently plans to open at least six airport stores per year for the next several years.

  . Seasonal Concepts. Wilsons has developed the expertise required to successfully open holiday stores and seasonal kiosks that operate in malls for three to four months each year. Typically, holiday stores temporarily occupy vacant store space in malls where the Company does not operate a traditional store. Holiday stores allow the Company to evaluate the potential of new markets and malls as permanent locations for new Wilsons' mall-based stores. Seasonal kiosks are generally designed to complement and enhance the operation of the traditional Wilsons stores in the same mall. Wilsons operated approximately 200 holiday stores and 100 seasonal kiosks in 1997.

  The Company is also exploring the use of different store concepts, layouts and merchandise offerings within its portfolio of mall-based stores and may also consider wholesale opportunities that fit its distribution strategy.

INDUSTRY BACKGROUND

  The retail leather apparel and accessories markets are well established in the United States. Management believes that these markets are substantially larger than they were twenty years ago. Management believes that a significant factor in the growth of the leather apparel and accessories industry over that twenty-year period is the increase in foreign manufacturing, particularly in the Far East. The increase in foreign sourcing along with technical advances in hide tanning in the early 1980s have allowed the Company to offer quality merchandise at lower prices to more consumers. Due in part to the popularity of the leather "bomber" jacket, retail leather apparel sales reached a peak in 1989. Mass merchandisers began selling leather during the early 1990s on a broader basis. However, during the early 1990s, due to adverse conditions in the retail apparel industry and changes in fashion trends, there was a downward trend in industry sales of leather apparel and outerwear in general and a consolidation of retailers selling leather apparel. The Company has emerged as the leader in the United States specialty retail leather apparel and accessories industry following such consolidation.

COMPANY HISTORY

  Wilsons House of Suede, Inc. (House of Suede), one of the subsidiaries owned by CVS prior to the Acquisition, was founded in the late 1940s as a family business which established a reputation for quality leather, innovative fashion and a commitment to customer service. In the mid-1960s, House of Suede developed a strategy to sell leather products at an affordable price to the average consumer. In implementing this strategy, House of Suede grew successfully through the 1970s. By 1982, when House of Suede was acquired by CVS, it had grown to a 42-store chain.

  Through the 1980s, CVS pursued an aggressive expansion strategy for the Predecessor Companies prior to the Acquisition in order to achieve market penetration in the highly fragmented leather apparel industry. Under CVS's ownership, the Predecessor Companies opened or acquired between 30 and 60 stores per year and made strategic acquisitions of small regional chains, including Leather Loft and Tannery West. Through CVS's acquisition of Bermans The Leather Experts, Inc. (Bermans) in 1988, the Predecessor Companies became the leading specialty retailers of leather apparel and accessories operating nationwide. Founded in 1899, Bermans originally specialized in purchasing and selling hides and furs, and subsequently diversified into retailing. Lyle

Berman, a director of the Company, had an ownership interest in Bermans at various times until it was sold to CVS. When CVS acquired Bermans, the result was a company with expertise in all areas of the leather apparel business, from design and contract manufacturing to the retail sale of quality leather apparel. By 1989, the Predecessor Companies had established a national presence as the leading specialty retailer of leather apparel, with over 500 traditional stores, covering substantially all of the major regional malls in the United States. This position was further reinforced by the acquisition of Georgetown Leather Design in 1993. The Company was organized in May 1996 to acquire the Predecessor Companies from CVS.

  Although the Company is a retail company, certain of the Predecessor Companies had previously been involved in manufacturing operations. Pursuant to a sale agreement dated May 24, 1996 between the Company and CVS (the Sale Agreement), the Company is indemnified by CVS for certain potential environmental liabilities disclosed therein that relate to the Predecessor Companies. The Company, however, is still subject to applicable international, national, state and local environmental laws, rules and regulations that can impose strict liability upon the Company; therefore, although the Company is currently not aware of any third-party claims relating to such disclosed potential environmental liabilities or of any other potential environmental liabilities for its current operations or past operations of the Predecessor Companies, the Company could be exposed to potential liability for such operations in the future.

VERTICALLY INTEGRATED OPERATIONS

  The Company believes that a key competitive advantage over most other mall-based leather retailers is its ability to integrate the functions of its leather design and development, contract manufacturing management, merchandising, marketing and retail sales departments. These departments work closely together to make decisions on overall merchandise mix, order quantity and marketing efforts. The Company implemented information systems during 1997 to further integrate its key management functions. The Company believes that its integrated management and information systems give it the ability to bring leather from raw material to finished product quickly and efficiently.

  The Company intends to enhance the integration of its functions by utilizing the Company's information systems and data on customer lifestyles and merchandise preferences. The Company currently collects point-of-sale information on its customers' names, addresses and purchase histories, which has resulted in the compilation of information on more than five million customers. The Company intends to use its new information systems to analyze this data for the purpose of grouping such customers into one or more customer segments. These segments are defined by demographic, socioeconomic and lifestyle characteristics, which also correlate with customer preferences. When the new system is fully operational, the Company believes its merchants will be better able to use customer segment information to help design merchandise and plan orders, and make distribution and reorder decisions for each store. Wilsons' manufacturing managers located in the Far East will also be integrated into this process to ensure that new styles are tested and brought to market quickly and that strong selling merchandise is given priority within the production pipeline and sent promptly to the stores. The Company's marketing department will be able to use the customer segment information to design targeted customer promotions.

STORE FORMATS

 Traditional Mall-Based Stores

  As of January 31, 1998, Wilsons operated 444 mall-based stores in 44 states under the names "Wilsons The Leather Experts," "Tannery West" and "Georgetown Leather Design." These stores average approximately 2,000 square feet in size and are located nationwide, primarily in regional shopping malls. The Wilsons The Leather Experts stores are designed to target a broad base of consumers and showcase the full range of Wilsons' products, from men's and women's leather apparel (including coats, jackets and sportswear) to leather accessories (including gloves, handbags, wallets, briefcases, planners and computer cases). The Tannery West and Georgetown Leather Design stores, located primarily in higher-end malls, target a slightly more upscale market and focus more on leather accessories than traditional Wilsons The Leather Experts stores. The Company utilizes customer lifestyle, demographic and socioeconomic data derived from its point-of-sale network as well as data from outside sources relating to market potential and mall performance to select possible new store locations. In addition, the Company analyzes projected occupancy costs and store performance for planned achievement of management-established cash flow objectives prior to finalizing site selection and negotiating final lease terms. Wilsons has also established a cross-functional review committee that approves all proposed store projects including new sites and lease renewals, prior to commitments. In 1997, the traditional mall-based stores had sales of $367.8 million, representing 88.0% of the Company's total sales; stores open the entire year averaged sales per store of $821,000 and sales per square foot of $390 as compared to sales per store of $806,000 and sales per square foot of $387 in 1996.

 Airport Stores

  As of January 31, 1998, Wilsons operated 16 airport stores under the "Wilsons The Leather Experts" name, with 14 locations in the United States and two locations in England. These stores average approximately 800 square feet in size and are designed to target business travelers and tourists. Airport stores emphasize a wide assortment of leather accessories and carry a limited assortment of leather apparel. Airport stores tend to be less seasonal, due in part to a more even flow of customer traffic during the year as compared to malls, and to an emphasis on accessories. In 1997, airport stores had sales of $11.2 million, representing 2.7% of the Company's total sales; stores open the entire year averaged sales per store of $852,000 and averaged sales per square foot of $981 as compared to sales per store of $791,000 and sales per square foot of $861 in 1996.

 Holiday Stores

  In 1997, Wilsons operated approximately 200 holiday stores in 38 states. A holiday store is a temporary, full-size Wilsons store located in a vacant mall space and generally operated from October through December, the Company's peak selling season. Wilsons typically locates these stores in malls where there is not already an existing Wilsons store. These stores offer a merchandise selection and presentation similar to the traditional Wilsons The Leather Experts stores. An additional benefit of holiday stores is the ability to test new malls where the Company is considering opening a traditional store. Merchandise purchased at holiday stores may be returned to any of the Company's stores. In 1997, holiday stores had sales of $32.8 million, representing 7.8% of the Company's total sales; such stores averaged sales per store of $169,000 as compared to sales per store of $136,000 in 1996.

 Seasonal Kiosks

  In 1992, Wilsons began to use a seasonal "kiosk" concept in order to take further advantage of the seasonality of the Company's business and provide a new distribution channel for future growth. In 1997, Wilsons operated approximately 100 seasonal kiosks, 92.7% of which were in malls where Wilsons already had a traditional store. A seasonal kiosk is generally a 100 square-foot temporary unit located in the common area of a mall. Open primarily during October through December, the Company's peak holiday selling season, these locations generally offer a selected assortment of leather accessory gift items and are designed to complement and enhance the traditional Wilsons store in the same mall. Merchandise purchased at seasonal kiosks may be returned to any of the Company's stores. In 1997, seasonal kiosks had sales of $6.3 million, representing 1.5% of the Company's total sales; such kiosks averaged sales per store of $57,000 as compared to sales per store of $55,000 in 1996.

 Merchandising

  Wilsons' merchandising strategy focuses on increasing its market share by offering a broad assortment of quality leather apparel and accessories at affordable prices. Wilsons offers more than 6,000 SKUs of men's and women's leather apparel and leather accessories such as gloves, handbags, wallets, briefcases, planners and computer cases. The Company emphasizes proprietary brands which generally carry higher margins than other merchandise sold by the Company, including Wilsons The Leather Experts, Tannery West, Georgetown Leather Design, Adventure Bound, Pelle Studio, Maxima, Open Road, M. Julian, Handcrafted by Wilsons The Leather Experts and Vintage by Wilsons The Leather Experts. Wilsons also complements its product mix by selling, on a non-exclusive basis, current fashion designer merchandise, such as Kenneth Cole, Andrew Marc and Bosca, as well as licensed merchandise from the NBA, NFL, NHL and college teams. The Company anticipates that its merchants will be able to better use customer segment information to help design merchandise and plan orders, and make distribution and reorder decisions for each store. See "--Vertically Integrated Operations."

  Key elements of the Company's merchandising strategy include:

  . Selection--Wilsons offers its customers an extremely broad and deep selection of leather apparel and accessories. Management believes that the Company's traditional stores offer significantly more SKUs than the competition (e.g., department stores, specialty stores, mass merchandisers).

  . Style--The Company's use of proprietary brands is designed to translate identified market trends into highly-focused leather apparel and accessory assortments. The Company tests new designs on a limited basis and reorders certain fast-selling merchandise for its peak selling season.

  . Value--The Company strives to deliver its fashion-oriented, high-quality merchandise at affordable prices, in order to provide value for its customers. The Company believes that its integrated global product sourcing capability enables it to offer lower prices than its competitors for merchandise of comparable quality.

  Wilsons has increased its emphasis on accessories including gloves, handbags, wallets, briefcases, planners and computer cases, due in part to their generally higher margins as compared to leather apparel, and has increased both the number of SKUs and the amount of floor space allocated to accessory presentation in the stores. As a result, accessories sales have grown as a percentage of the Company's sales from 11.9% in 1991 to 25.8% in 1997. Over the same period, men's apparel sales have decreased as a percentage of the Company's sales from 46.8% to 38.9%, and women's apparel sales have decreased from 41.3% to 35.3%.

PRODUCT DESIGN, DEVELOPMENT AND SOURCING

  Wilsons' product offerings are highly dependent on the Company's ability to identify fashion trends for Wilsons' customers, develop new leather finishes and effectively source its merchandise. Wilsons' buyers and designers are trained to anticipate fashion trends and to translate such trends into leather products appealing to the Wilsons customer. Such designers and buyers also work closely with tanneries in identifying and developing leather colors and finishes. Technical advancements in leather tanning have allowed the Company to use a variety of leathers to achieve the look and feel of more expensive leathers.

  In addition to its leather development expertise, the Company believes that a significant competitive advantage is its expertise and ability in managing the sourcing of its leather apparel and accessories. In 1997, Wilsons contracted for the manufacture of approximately 1.8 million leather garments, which management believes makes the Company the largest leather apparel purchaser in the world. The high volume of leather purchased by the Company and its contract manufacturers, and the volume of merchandise acquired by the Company from its contract manufacturers allows the Company to benefit from better pricing and faster delivery. Management believes that the volume of finished goods purchased from the contract manufacturers enables the Company to secure sufficient manufacturing capacity without having the added cost of establishing its own manufacturing facilities.

  The Company has developed an infrastructure in the Far East that allows the Company to control merchandise production without owning manufacturing facilities or extensively utilizing third-party wholesalers. The Company's contract manufacturing managers located in China, India, Indonesia, Hong Kong and South Korea are primarily responsible for overseeing the production and quality control process in overseas factories and the shipping of the merchandise to the United States. Such management includes inspecting leather at the tanneries, coordinating the production capacity, matching of product samples to Wilsons' technical specifications and providing technical assistance and quality control through inspection in the factories.

  The Company's merchandising department works closely with the Company's contract manufacturing managers to make order and reorder decisions on merchandise. Since 1992, the Company has reduced its sourcing time from approximately 120 days to approximately 90 days. The reduced time allows the Company to reorder better selling merchandise for its peak selling season. Management believes that this strategy results in more efficient inventory management and reduced need for markdowns on merchandise at the end of the Company's peak selling season.

  Due in large part to its overseas infrastructure, the Company has developed the technology and capability to shift its contract manufacturing to various countries of the Pacific Rim, depending on labor availability and costs and the availability of leather and other raw materials. In 1989, Wilsons received approximately 90% of its leather apparel sourced overseas from South Korean vendors. Since that time, the Company implemented its strategy of shifting production to lower cost countries, such as China, from which the Company sourced 55% of its leather apparel and accessories in 1997, and India and Indonesia, from which the Company purchased approximately 38% and 6%, respectively, of its leather apparel and accessories in 1997. However, South Korean tanneries continue to provide a substantial portion of the Company's tanned leather which is used in the manufacturing process. The United States recently renewed China's Most Favored Nation (MFN) status, but there is no assurance that such status, which must be renewed annually, will continue. The loss of MFN status by China or by any other country from which Wilsons sources goods could result in higher leather purchase and production costs.

MARKETING AND ADVERTISING

  Wilsons targets promotions to its customers through a combination of in-store graphics displays, direct mail pieces and newspaper, radio and television advertising. These event-driven promotional activities are designed to emphasize Wilsons' broad assortment of quality, fashionable merchandise and to build consumer awareness of Wilsons as "The Leather Experts." In 1997, Wilsons spent approximately $4.8 million on local television, radio and other advertising media, including production costs.

  The Company's layaway program is a key marketing strategy designed to build sales. The layaway program represented 14.3% and 15.7% of the Company's net sales in 1997 and 1996, respectively. The layaway program is designed to: (i) commit the Company's customers to buy coats early in the season, frequently in advance of when such coats will be needed; (ii) allow the Company to receive an early read on fast-selling styles and important sales trends, enabling the Company to reorder these styles and capitalize on the trends during its key holiday selling season; (iii) make purchases of the Company's leather apparel affordable to a wider range of customers; and (iv) bring the customer back to the store several times before the layaway merchandise is picked up, offering the Company multiple selling opportunities.

  In addition, the marketing department uses the Company's in-house database which includes data on over five million customers. The marketing department analyzes this data and attempts to identify key activities in the business which should incorporate customer segmentation information (e.g., marketing, merchandising and store locations). In addition, Wilsons conducts marketing research of Wilsons' and non-Wilsons' leather purchasing consumers to gain additional knowledge of consumer behavior. The Company's marketing department plans to use the customer segment information to employ more tightly targeted customer promotions. See "--Vertically Integrated Operations."

DISTRIBUTION

  The Company's merchandise is shipped directly from the Company's contract manufacturers located in the Far East to the Company's state-of-the-art 289,000 square foot distribution center located at the Company's headquarters in Brooklyn Park, Minnesota. Between 1992 and 1994, the Company spent approximately $12.6 million to redesign and automate its distribution center. The distribution center is equipped with high speed sorting equipment and hand-held radio frequency scanners for bar code scanning and merchandise control.

  The distribution center is designed to receive 200,000 garments and one million units of accessories and ship in excess of 500,000 combined units of garments and accessories per week in a single shift operation. Approximately 40% of the merchandise received in the distribution center is sent directly to the Company's stores through cross-docking, which allows for minimal handling, storage and reduced expense. Additional merchandise is stored in the distribution center to replenish merchandise, to build inventory for the Company's peak selling season and to stock key styles. On average, each store is shipped merchandise one to three times a week, depending on the season and sales volume in each store. Each store receives a shipment approximately three days after the merchandise is shipped from the distribution center. The Company believes that the distribution center will enable it to service its stores and needs for the foreseeable future.

CUSTOMER SERVICE

  In addition to advertising and promotions, which are designed in part to reinforce Wilsons image with its customers as "The Leather Experts," the Company emphasizes sales associate training and customer service. Wilsons' associates are trained on an ongoing basis through the use of merchandise videos and information packets, customer service tip cards and on-the-job sales evaluations. The training is designed to develop each sales associate's knowledge of Wilsons' service standards, the different kinds of leather and leather finishes, how to best care for the different types of leather, and how to perform many minor repairs in the store for the customer, free of charge.

  Wilsons monitors customer service through a customer comment card program, direct survey of customers who return merchandise and a system that tracks calls and letters sent to the corporate office. Wilsons periodically holds customer focus group sessions with customers nationwide. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.

  Wilsons offers many services that are important to its customers. Key services include a 14-day price guarantee, alterations service for major alterations and repairs, a layaway program and a return policy on unworn merchandise. Merchandise purchased at holiday stores and seasonal kiosks may be returned to any of the Company's stores.

MANAGEMENT INFORMATION SYSTEMS

  As part of the Company's strategic plan, Wilsons made a significant commitment to upgrade its information systems and computer hardware and to improve the computer skills of its associates. The major components of the plan include converting from the Company's existing mainframe platform to a client/server platform, and implementing new merchandising, financial and human resources information systems. Wilsons believes it has substantially completed its systems conversion to the client/server platform. Management believes that these systems will allow greater flexibility in anticipating future business needs, broader and quicker access to information at all relevant levels of the organization, stronger analytical tools for understanding sales and operating trends, and increased customer information and availability to such information. Management believes that system integrity will be enhanced and, as a result, inventory accuracy and management will improve, providing Wilsons with the opportunity to better control its merchandise flow from the factories to the stores. See "--Vertically Integrated Operations."

  The Company's automated point-of-sale registers in all stores capture customer transactions by SKUs that are transmitted electronically to the headquarters' computer, updating other systems with critical sales and customer information to replenish stores and determine reorder quantities, to modify merchandise allocation plans tailored to regional sales patterns and to establish marketing promotions targeted to particular customer segments. To assist in the operation of each store, the Company utilizes a PC-based paperless communication system that permits daily communications of advanced shipment notices, and electronic tracking of inventory transfers between locations and supplies ordering. Each store uses computer-based interview systems for new hiring.

  Merchandise information systems receive information daily from the point-of-sale registers and are updated with order information from the production department on the progress and timing of orders and merchandise received in the Company's distribution center. Wilsons utilizes a merchandise planning application with strong analytical capabilities and flexibility in planning sales, inventory and gross margin. Wilsons' merchandising department utilizes an international computer network to communicate purchase order information from the Company's merchandising system to its overseas personnel, in order to provide continual information updates to allow for managing leather inventories and contract manufacturing capacity planning. Garment design and specifications are controlled through a system that distributes pattern and specification information to the Company's contract manufacturing managers and designers to ensure production consistency among the Company's contract manufacturers. Wilsons' financial control systems provide daily information on store point-of-sale transactions, inventory transfers and cash deposits and disbursements. During 1997, certain financial and human resource information systems were replaced and upgraded to operate in a client/server environment.

COMPETITION

  The retail leather apparel and accessory industry is highly competitive. Management believes that the principal bases upon which the Company competes are selection, price, style, quality, store location and service. Wilsons' most significant competitor is J.C. Penney Company, Inc. in addition to other specialty retailers (e.g., The Limited, Inc. and The Gap, Inc.), department stores (e.g., Federated Department Stores, Inc., Dayton Hudson Corporation and Nordstrom, Inc.), mass merchandisers (e.g., Sears, Roebuck and Co.) and discounters (e.g., Wal-Mart Stores, Inc. and Kmart Corporation).

  Wilsons believes that its broad merchandise selection, value and customer service enable it to compete effectively. Many of the Company's competitors are, however, larger and have greater financial resources than Wilsons, and there can be no assurance that the Company will be able to compete successfully in the future. Furthermore, while Wilsons believes it competes effectively for favorable site locations and lease terms, competition for prime locations within successful malls is intense. In some markets, the Company and its competitors also compete for permanent and seasonal sales associates who may be in limited supply during periods of economic prosperity.

SEASONALITY

  A significant portion of the Company's sales is generated in the period from October through December (58.5% for the year ended January 31, 1998), which includes the holiday selling season. During the period from the day after Thanksgiving through January 3, 1998, the Company generated 38.2% of its sales. Net sales are generally lowest during the period from April through July. The Company typically does not become profitable, if at all, until the fourth quarter of a given year. As a result, the Company's annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through December. See "--Risk Factors-- Seasonality of Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Inflation."

TRADEMARKS

  Wilsons conducts its business under various trade names, trademarks and service marks in the United States, including Wilsons the Leather Experts, Tannery West, Georgetown Leather Design, Adventure Bound, Pelle Studio, Maxima, Open Road, M. Julian, Handcrafted by Wilsons The Leather Experts and Vintage by Wilsons the Leather Experts and has registered several trade names and trademarks in the United Kingdom. Although Wilsons does not believe that its operations are dependent upon any of its service marks or its trade names, Wilsons considers its "Wilsons The Leather Experts" name to be valuable to its business.

EMPLOYEES

  As of January 31, 1998, Wilsons had approximately 3,500 employees. During the Company's peak selling season (from October through December), Wilsons employs approximately 3,500 additional seasonal employees. Wilsons considers its relationships with its employees to be good. None of the Company's employees are governed by collective bargaining agreements.

RISK FACTORS

  Certain statements made in this Form 10-K are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include, without limitation, those identified below.

 Decline in Comparable Store Sales; Losses

  The Company's comparable store sales increase was 0.4% during 1997 and declines were 1.3%, 1.5%, 5.1% and 13.8% during 1996, 1995, 1994 and 1993, respectively. The Company believes that the comparable store sales decline for the year 1996 was primarily the result of weak demand for the Company's current fashion merchandise in the fourth quarter in the midwest area of the United States. The Company believes that the declines from 1993 through 1995 were primarily attributable to an industry-wide decline in sales of retail leather apparel, and outerwear in general, and due in part to a shift in consumer discretionary spending away from apparel. An inability to continue to generate comparable store increases could have a material adverse effect on the Company's business, financial condition and results of operations.

  As part of the Restructuring, the Company incurred non-recurring restructuring and asset impairment charges aggregating $182.2 million in October 1995, which resulted in a net loss of $173.4 million for 1995. The Company incurred a net loss of $12.6 million in 1994, due in large part to:
(i) decreases in comparable store sales; (ii) increases in cost of goods sold and buying and occupancy costs; and (iii) an increase in operating expenses associated with the 40 new stores opened in 1993 and the 31 Georgetown Leather Design stores acquired in 1993. There can be no assurance that the Company will not incur additional losses in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Changing Fashion Trends and Consumer Preferences

  The Company's sales and profitability depend upon the continued demand by its customers for leather apparel and accessories. The Company believes that its success depends in large part upon its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of leather to the Company's customers. When leather apparel is not generally in fashion (as was the case in the early 1990s), the Company's results of operations are adversely affected. There can be no assurance that the demand for leather apparel or accessories will not decline or that the Company will be able to anticipate, gauge and respond to changes in fashion trends. A decline in the demand for leather apparel and accessories or a misjudgment in fashion trends by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

 Adverse Economic Conditions and Consumer Shopping Patterns

  The Company's sales could be adversely affected by a weak retail environment. Apparel retailers are subject to general economic conditions and purchases of apparel may decline at any time, especially during recessionary periods. In addition, the Company's financial performance is also sensitive to changes in consumer spending trends and shopping patterns. Wilsons' stores are located primarily in enclosed regional malls. Consequently, the ability of Wilsons to sustain or increase its level of sales is dependent in part on the continued popularity of malls as shopping destinations and the ability of malls or tenants and other attractions to generate a high volume of customer traffic. Mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor department stores, weather, accessibility to strip malls or alternative shopping formats (such as catalogs) and changes in consumer preferences and shopping patterns, all of which are beyond the Company's control. A decrease in the volume of mall traffic and shifts in consumer discretionary spending to other products or a general reduction in the level of such spending could adversely affect the Company. The foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

 Seasonality of Business

  A significant portion of the Company's sales is generated in the period from October through December (58.5% for the year ended January 31, 1998), which includes the holiday selling season. During the period from the day after Thanksgiving through January 3, 1998, the Company generated 38.2% of its sales. Net sales are generally lowest during the period from April through July. The Company typically does not become profitable, if at all, until the fourth quarter of a given year. As a result, the Company's annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through December. Given the seasonality of the business, misjudgments in fashion trends or unseasonably warm or severe weather during the Company's peak selling season in a given year could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's results of operations may also fluctuate significantly as a result of a variety of other factors, including merchandise mix, the timing and level of markdowns and promotions, the net sales contributed by seasonal stores, timing of certain holidays and the number of shopping days and weekends between Thanksgiving and Christmas. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Inflation."

 Leverage and Debt Service; Capital Requirements

  The Company has and will continue to have substantial indebtedness and significant debt service obligations, especially during periods of seasonal borrowings under a three-year senior credit facility that expires in May 1999 (the Senior Credit Facility), which reached peaks of $30.8 million in outstanding borrowings and $51.9 million in outstanding letters of credit during the year ended January 31, 1998. The Company's consolidated indebtedness as of January 31, 1998 was $81.5 million, which includes $75.0 million of 11 1/4% Senior Notes (the Senior Notes) and $6.5 million of outstanding letters of credit. In addition, subject to the restrictions contained in the Senior Credit Facility and the indenture governing the Senior Notes (the Indenture), the Company may incur additional indebtedness from time to time to finance acquisitions, for capital expenditures and for other purposes.

  The Company's level of consolidated indebtedness will have several important effects on its future operations, including: (i) a substantial portion of the Company's consolidated cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes; (ii) covenants contained in the Senior Credit Facility require the Company and its domestic subsidiaries to meet certain financial tests; (iii) such covenants, the Indenture and certain other restrictions may limit the Company's ability to borrow additional funds or dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities; and (iv) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be impaired.

  The Company's ability to meet its consolidated debt service obligations and reduce its indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control, including those risk factors set forth in this Form 10-K. Based upon the current and anticipated level of operations, the Company believes, however, that its consolidated cash flow from operations, together with amounts available under the Senior Credit Facility and remaining net proceeds from the sale of the Senior Notes, should be adequate to meet its anticipated requirements for working capital, capital expenditures and interest payments until expiration of the facility in 1999, when the Company expects to extend or replace such facility. There can be no assurance, however, that the Company's business will continue to generate consolidated cash flow at or above current levels. If the Company is unable to generate sufficient consolidated cash flow from operations in the future to service its consolidated debt, it may be required to refinance all or a portion of existing debt, including the Senior Notes, or to obtain additional financing. There can be no assurance that the Senior Credit Facility will be extended or replaced upon expiration thereof, or that any such refinancing would be possible, that any additional financing could be obtained or that any refinancing or additional financing would be on terms which are favorable to the Company. The inability to obtain additional financing or refinancing on favorable terms could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Restrictions Imposed by Terms of Senior Credit Facility and Indenture

  The Senior Credit Facility and the Indenture contain numerous operating covenants that will limit the discretion of management with respect to certain business matters, and which will place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The Senior Credit Facility also contains financial covenants that require the Company to meet a minimum fixed charge coverage ratio, maintain a minimum net worth and limit capital expenditures. A failure to comply with the obligations contained in the Senior Credit Facility or the Indenture could result in an event of default under the Senior Credit Facility or an event of default (as defined therein) under the Indenture that, if not cured or waived, could permit acceleration of the relevant debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. Other indebtedness of the Company could contain amortization and other prepayment provisions, or financial or other covenants, more restrictive than those applicable to the Senior Credit Facility and the Senior Notes. The foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

 Risks of Foreign Contract Manufacturing and Importing

  The Company imports most of its products from independent foreign contract manufacturers located primarily in the Far East. Many of the Company's domestic vendors import a substantial portion of their merchandise from abroad. Risks inherent in foreign sourcing include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes, trade and foreign tax laws, fluctuations in currency exchange rates, and the possibility of boycotts or other actions prompted by domestic concerns regarding foreign labor practices or other conditions beyond the Company's control. In 1997, Wilsons sourced more than 55% of its leather apparel and accessories from contract manufacturers located in The People's Republic of China, which currently has Most Favored Nation ("MFN") trading status with the United States. Although the United States recently renewed China's MFN status, the issue faces minority opposition in the two major political parties in the United States. Furthermore, China's MFN status must be renewed annually and there can be no assurance that such MFN status will continue as political conditions in the United States and China evolve. Loss of MFN status by China or by any other country from which Wilsons sources goods, or any imposition of new or additional duties, quotas or taxes, could result in significantly higher leather purchase and production costs for Wilsons and, as a result, could negatively impact profitability, sale prices or demand for leather merchandise. The Company's future performance will be subject to such factors, which are beyond its control, and such factors could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Product Design, Development and Sourcing."

 Competition in the Retail Industry

  The retail leather apparel and accessories industry is highly competitive. Wilsons competes with a broad range of other retailers, including other specialty leather apparel and accessories stores, department stores, mass merchandisers and discounters, many of which have greater financial and other resources than Wilsons. Increased competition may reduce sales, increase operating expenses and decrease profit margins. Management believes that the principal bases upon which Wilsons competes are selection, price, style, quality, store location and service. The Company also competes for site locations and sales associates in certain circumstances. There can be no assurance that the Company will be able to compete successfully in the future. The inability of Wilsons to compete effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Competition."

 Risks Associated with Future Growth

  The Company's growth prospects are dependent upon a number of factors, including, among other things, economic conditions, establishment and growth of new selling channels, competition, consumer preferences and demand for leather apparel, growth in the leather apparel and accessories market, the retail environment in general, financing and working capital needs, the ability of the Company to negotiate store leases on favorable terms, the extended lead times required to negotiate airport store leases, the availability of suitable new store locations, the ability to develop new merchandise and the ability to hire and train qualified sales associates. There can be no assurance that the Company will be able to effectively realize its plans for future growth. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Price and Availability of Raw Material

  Leather comprises approximately two-thirds of the garment cost of leather apparel. As a result, the Company's gross margin levels are influenced by the price of leather. The supply of leather is influenced by worldwide meat consumption, and the demand for leather is influenced primarily by the leather shoe, furniture and auto upholstery markets. The availability and price of leather may fluctuate significantly. Fluctuations in the availability and price of leather or other raw materials used by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

 Dependence on Key Personnel

  The success of the Company will be highly dependent upon the efforts of Joel Waller, Chairman and Chief Executive Officer of Wilsons, and David Rogers, President and Chief Operating Officer of Wilsons. Their experience and worldwide contacts in the leather industry significantly benefit the Company. Although the Company has entered into employment agreements with Messrs. Waller and Rogers, such agreements do not contain any restrictions on competition. There is no assurance that Mr. Waller or Mr. Rogers will not leave the Company. The loss of the services of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain key-man life insurance on any of its executive officers. See "Item 4a. Executive Officers of the Registrant."

ITEM 2. PROPERTIES

  As of January 31, 1998, Wilsons operated 459 leased store locations and one owned store location. Substantially all of Wilsons' stores were located in regional shopping malls or airport retail locations. Store leases with third parties are typically seven to ten years in duration. In most cases, each store pays an annual base rent plus a contingent rent based on the store's annual sales in excess of a specified threshold. Substantially all leases that Wilsons had entered into prior to the Acquisition are guaranteed by an affiliate of CVS. New store leases which Wilsons is currently entering into or will enter into in the future will not be guaranteed by CVS or an affiliate of CVS, and, with respect to existing store leases, Wilsons is obligated, pursuant to the Sale Agreement, to use commercially reasonable efforts to remove the affiliate of CVS as a guarantor. To date, Wilsons has not experienced any significant difficulty in obtaining market rate leases without a CVS guarantee.

  The Company owns its distribution center and corporate offices and the land on which they are located. The combined facility is approximately 343,530 square feet.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various routine legal proceedings incidental to the conduct of its business. Although the outcome of these matters cannot be determined, management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning the executive officers of the Company as of April 2, 1998.

NAME                     AGE POSITION
----                     --- --------
Joel N. Waller..........  58 Chairman of the Board of Directors and Chief Executive Officer
David L. Rogers.........  55 President, Chief Operating Officer and Director
Carol S. Lund...........  45 Executive Vice President
John Serino.............  48 Executive Vice President, Store Sales
W. Michael Bode.........  53 Vice President, Manufacturing
Betty Goff..............  41 Vice President, Human Resources
Jed Jaffe...............  43 Vice President, Real Estate
Jeffrey W. Orton........  42 Vice President, Information Systems and Strategies and Logistics
David B. Sharp..........  50 Vice President, Marketing
Daniel R. Thorson.......  39 Treasurer and Director, Business Planning and Analysis
Douglas J. Treff........  40 Vice President, Finance, Chief Financial Officer and Assistant Secretary
Thomas R. Wildenberg....  40 Chief Accounting Officer and Controller

  Joel N. Waller has served as Chairman and Chief Executive Officer of the Company, or one of the Predecessor Companies (together, "Wilsons") since April 1992. In 1983, CVS hired Mr. Waller as President of Wilsons, and he served in such capacity until April 1992. Prior to joining Wilsons, Mr. Waller served in several capacities at Bermans, including Senior Vice President-General Merchandise Manager from 1980 to 1983, Division Merchandise Manager from 1978 to 1980 and Buyer from 1976 to 1978. He currently serves on the Board of Directors of Grand Casinos, Inc., Rainforest Cafe, Inc. and Damark International, Inc.

  David L. Rogers has served as President and Chief Operating Officer of Wilsons since April 1992. In 1988, Mr. Rogers joined Wilsons as Executive Vice President and Chief Operating Officer when Bermans was acquired by Wilsons, and he served in such capacity until April 1992. Mr. Rogers served as Chief Operating Officer of Bermans from 1984 to 1989 and Chief Financial Officer of Bermans from 1980 to 1984. Mr. Rogers currently serves on the Board of Directors of Grand Casinos, Inc. and Rainforest Cafe, Inc.

  Carol S. Lund has served as Executive Vice President of the Company since December 1997. Ms. Lund served as Executive Vice President and General Merchandise Manager of Wilsons from 1994 to 1997, as Executive Vice President and General Manager for the Snyder Leather division from 1992 to 1994, as Senior Vice President and General Merchandise Manager of Wilsons from 1987 to 1992 and as Vice President and General Merchandise Manager of Wilsons from 1983 to 1987. Prior to joining Wilsons, she was Divisional Merchandise Manager for Bermans from 1981 to 1983 and a buyer for Bermans from 1976 to 1981.

  John Serino has served as Executive Vice President, Store Sales of the Company since January 1998. Prior to rejoining Wilsons, Mr. Serino served as President and Chief Operating Officer of Auto Palace, ADAP Inc., an auto parts retail company, from 1995 to 1998 and as Senior Vice President and Executive Vice President, Sales of Marshalls, Inc., a department store company, from 1992 to 1995. Mr. Serino previously served with Wilsons as Senior Vice President, Stores from 1989 to 1990 and as President of the Tannery West division from 1990 to 1992.

  W. Michael Bode has served as Vice President, Manufacturing of Wilsons since 1987. Mr. Bode served as Director of Manufacturing from 1985 to 1987, as Divisional Merchandise Manager of Outerwear from 1982 to 1985 and as Regional Director of Stores of Wilsons from 1981 to 1982.

  Betty Goff has served as Vice President, Human Resources of Wilsons since February 1992. Ms. Goff served as Director of Executive Recruitment and Placement of Wilsons from October 1987 to February 1992.

  Jed Jaffe has served as Vice President, Real Estate of the Company since March 1998. Mr. Jaffe served as Vice President, Store Sales of Wilsons from January 1996 to March 1998, as Vice President Strategic Planning of Wilsons from February 1995 to December 1995, as Vice President/General Merchandise Manager of Snyder Leather from August 1993 to January 1995, as Eastern Zone Sales Vice President of Wilsons from February 1993 to August 1993, as President of Tannery West from September 1992 to January 1993 and as Director of Manufacturing of Wilsons from October 1991 to September 1992. Prior to joining Wilsons, Mr. Jaffe served as General Merchandise Manager of Henry Birks Jewelers, a jewelry store chain, from 1990 to 1991.

  Jeffrey W. Orton has served as Vice President, Information Systems and Strategies and Logistics since October 1997. Mr. Orton served as Director of Strategic Analysis of the Company from March 1997 to October 1997 and as Director of Business Process Reengineering of Wilsons from September 1993 to March 1997. Prior to joining Wilsons, Mr. Orton held various management positions from 1986 to 1993 at the United States Shoe Corporation, a manufacturing and retail apparel and footwear company, most recently as Director of Footwear Retail Systems from June 1992 to September 1993.

  David B. Sharp has served as Vice President, Marketing of Wilsons since May 1995. Prior to joining Wilsons, Mr. Sharp held several positions from 1981 to 1995 at Lever Brothers Company, a consumer products company, most recently as Senior Vice President of Marketing from 1989 to 1995.

  Daniel R. Thorson has served as Treasurer of Wilsons since May 1996 and as Director of Business Planning since October 1995. Prior to joining Wilsons, Mr. Thorson held several positions from 1981 through 1995 at Northwest Airlines, Inc., an airline company, most recently as Director of Finance and Administration, Pacific Division, based in Tokyo, Japan from July 1991 to June 1995.

  Douglas J. Treff has served as Vice President, Finance since January 1993 and as Chief Financial Officer and Assistant Secretary of Wilsons since May 1996. Mr. Treff served as Controller of Wilsons from September 1992 to January 1993 and as Director of Financial Planning and Analysis of Wilsons from May 1990 to September 1992.

  Thomas R. Wildenberg has served as Controller since October 1994 and as Chief Accounting Officer of Wilsons since May 1996. Prior to joining Wilsons, Mr. Wildenberg held several positions from 1990 through 1994 at Woman's World Shops, Inc., a retail apparel company, most recently as Director of Finance/Controller from June 1992 to October 1994.

  Executive officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  The Company's initial public offering (the Offering) became effective on May 27, 1997, with the Company issuing units consisting of one share of the Company's common stock, par value $.01 per share, and one redeemable common stock purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $13.50 per warrant, subject to adjustment. The common stock and warrants trade on The Nasdaq National MarketSM under the symbols WLSN and WLSNW, respectively. As of April 2, 1998, the closing market price of the Company's common stock was $12.75, and the closing market price of the warrants was $1.25.

  The following table presents the Company's high and low market prices per share of common stock by quarter since the effective date of its offering on May 27, 1997.

                 QUARTERLY COMMON STOCK PRICE RANGES
           -------------------------------------------------
                                               FISCAL YEAR
                                                  1997
                                             ---------------
                       QUARTER                HIGH     LOW
           --------------------------------  ------- -------
           Fiscal quarter ended August 2,
            1997                             $11.625 $ 9.000
           Fiscal quarter ended November 1,
            1997                              11.625  10.141
           Fiscal quarter ended January 31,
            1998                              10.000   8.500

  As of April 2, 1998, there were approximately 116 recordholders of the Company's common stock.

DIVIDENDS

  The Company has not declared any cash dividends since its inception in May 1996. The Board of Directors currently intends to continue a policy of retaining all earnings to finance the continued growth and development of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. The Company's loan agreements contain certain covenants limiting, among other things, the Company's ability to pay cash dividends or make other distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

  The following tables present selected consolidated financial data of the Company, which should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements of the Company," beginning on page F-1. The selected consolidated financial data as of January 31, 1998 and February 1, 1997, for the year ended January 31, 1998 and for the period from inception (May 26, 1996) to February 1, 1997 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data as of December 31, 1995, 1994 and 1993, for the years ended December 31, 1995, 1994 and 1993 and for the five-month period ended May 25, 1996 have been derived from the consolidated financial statements of the Predecessor Companies audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial data, for the eight months ended January 27, 1996, for the five-month period ended May 27, 1995, and for the year ended December 31, 1992 have been derived from unaudited consolidated financial statements of the Predecessor Companies. In the opinion of management, the unaudited information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the period from inception (May 26, 1996) to February 1, 1997, for the eight months ended January 27, 1996, and for the five months ended May 25, 1996 and May 27, 1995, respectively, are not necessarily indicative of the results of operations for the entire year.

  Prior to the Acquisition, the Predecessor Companies were operated as part of CVS. The consolidated financial data presented herein reflect certain periods during which the Company did not operate as an independent company. Such information, therefore, may not reflect the results of operations or the financial condition of the Company which would have resulted had the Company operated as an independent company during such earlier reporting periods, and are not necessarily indicative of the Company's future results or financial condition.

 SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA (IN MILLIONS EXCEPT
                  SHARE AND PER SHARE AMOUNTS AND STORE DATA)

                                   COMBINED
                     COMPANY    COMPANIES(/1/)    COMPANY
                   -----------  -------------- --------------
                                 FIFTY-THREE    PERIOD FROM
                      YEAR          WEEKS        INCEPTION
                      ENDED         ENDED      (MAY 26, 1996)
                   JANUARY 31,   FEBRUARY 1,   TO FEBRUARY 1,
                      1998           1997           1997
                   -----------  -------------- --------------
STATEMENT OF
 OPERATIONS DATA:
Net sales........      $418.1       $424.8          $345.1
Costs and
 expenses:
 Cost of goods
  sold, buying
  and occupancy
  costs..........       282.3        286.9           222.1
 Selling, general
  and
  administrative
  expenses.......       100.7        103.2            75.8
 Depreciation and
  amortization...         2.3          4.8             1.0
 Restricted stock
  compensation
  expense........         8.5          1.5             1.5
 Restructuring
  and asset
  impairment
  charges........         --           --              --
                   ----------       ------       ---------
Income (loss)
 from
 operations......        24.3         28.4            44.7
Interest expense,
 net.............         6.5          6.5             5.3
                   ----------       ------       ---------
Income (loss)
 before income
 taxes...........        17.8         21.9            39.4
Income tax
 provision
 (benefit).......        10.8          9.0            15.5
                   ----------       ------       ---------
Income (loss)
 before
 extraordinary
 gain............         7.0         12.9            23.9
Extraordinary
 gain on early
 extinguishment
 debt, net of tax
 of $2,509.......         3.8          --              --
                   ----------       ------       ---------
Net income
 (loss)..........      $ 10.8        $12.9          $ 23.9
                   ==========       ======       =========
BASIC NET INCOME
 PER COMMON
 SHARE:
Income before ex-
 traordinary
 item............      $ 0.80                       $ 3.12
Extraordinary
 gain on early
 extinguishment
 of debt, net of
 tax.............        0.42                          --
                   ----------                    ---------
Basic net income
 per common
 share...........      $ 1.22                       $ 3.12
                   ----------                    ---------
Weighted average
 common shares
 outstanding.....   8,910,456                    7,650,000
                   ==========                    =========
DILUTED NET
 INCOME PER
 COMMON SHARE:
Income before ex-
 traordinary
 item............      $ 0.68                       $ 2.67
Extraordinary
 gain on early
 extinguishment
 of debt.........        0.36                          --
                   ----------                    ---------
Diluted net
 income per
 common share....      $ 1.04                       $ 2.67
                   ==========                    =========
Weighted average
 common shares
 outstanding--
 assuming
 dilution........  10,397,665                    8,970,377
                   ==========                    =========
OTHER DATA:
Adjusted
 EBITDA(/2/).....      $ 35.1       $ 34.7          $ 47.2
                   ==========       ======       =========
STORE DATA:
Traditional
 stores:
 Open at end of
  period.........         460          461             461
 Net sales per
  square foot for
  stores open
  entire year....        $397         $389             --
 Change in
  comparable
  store
  sales(/3/).....         0.4%        (1.3)%          (2.7)%
Peak number of
 seasonal stores
 during period...         300          376             376

                                     PREDECESSOR COMPANIES
                   ---------------------------------------------------------------------
                      EIGHT
                     MONTHS    FIVE MONTHS ENDED       YEARS ENDED DECEMBER 31,
                      ENDED    --------------------- -----------------------------------
                   JANUARY 27, MAY 25,    MAY 27,
                      1996       1996       1995      1995      1994     1993     1992
                   ----------- ---------- ---------- --------- -------- -------- -------
STATEMENT OF
 OPERATIONS DATA:
Net sales........    $ 367.6   $  109.6   $  124.7   $ 462.4   $474.6   $478.5   $509.2
Costs and
 expenses:
 Cost of goods
  sold, buying
  and occupancy
  costs..........      238.5       86.2       99.9     317.0    329.4    320.5    327.2
 Selling, general
  and
  administrative
  expenses.......       76.4       34.8       45.9     114.9    130.2    120.1    117.2
 Depreciation and
  amortization...       13.3        4.7        9.0      21.4     22.3     20.7     17.4
 Restricted stock
  compensation
  expense........        --         --         --        --       --       --       --
 Restructuring
  and asset
  impairment
  charges........      182.2        --         --      182.2      --       --       --
                   ----------- ---------- ---------- --------- -------- -------- -------
Income (loss)
 from
 operations......     (142.8)     (16.1)     (30.1)   (173.1)    (7.3)    17.2     47.4
Interest expense,
 net.............        7.4        1.6        3.4      10.4      8.4      5.1      6.9
                   ----------- ---------- ---------- --------- -------- -------- -------
Income (loss)
 before income
 taxes...........     (150.2)     (17.7)     (33.5)   (183.5)   (15.7)    12.1     40.5
Income tax
 provision
 (benefit).......       (4.6)      (6.6)      (5.5)    (10.1)    (3.1)     7.0     17.0
                   ----------- ---------- ---------- --------- -------- -------- -------
Income (loss)
 before
 extraordinary
 gain............     (145.6)     (11.1)     (28.0)   (173.4)   (12.6)     5.1     23.5
Extraordinary
 gain on early
 extinguishment
 debt, net of tax
 of $2,509.......        --         --         --        --       --       --       --
                   ----------- ---------- ---------- --------- -------- -------- -------
Net income
 (loss)..........    $(145.6)  $  (11.1)  $  (28.0)  $(173.4)  $(12.6)  $  5.1   $ 23.5
                   =========== ========== ========== ========= ======== ======== =======
BASIC NET INCOME
 PER COMMON
 SHARE:
Income before ex-
 traordinary
 item............
Extraordinary
 gain on early
 extinguishment
 of debt, net of
 tax.............
Basic net income
 per common
 share...........
Weighted average
 common shares
 outstanding.....
DILUTED NET
 INCOME PER
 COMMON SHARE:
Income before ex-
 traordinary
 item............
Extraordinary
 gain on early
 extinguishment
 of debt.........
Diluted net
 income per
 common share....
Weighted average
 common shares
 outstanding--
 assuming
 dilution........
OTHER DATA:
Adjusted
 EBITDA(/2/).....    $  52.7   $  (11.4)  $  (21.1)  $  30.5   $ 15.0   $ 37.9   $ 64.8
                   =========== ========== ========== ========= ======== ======== =======
STORE DATA:
Traditional
 stores:
 Open at end of
  period.........        494        480        567       548      628      631      583
 Net sales per
  square foot for
  stores open
  entire year....        --         --         --       $373     $340     $355     $415
 Change in
  comparable
  store
  sales(/3/).....       (3.1)%      3.9%       4.4%     (1.5)%   (5.1)%  (13.8)%    2.1%
Peak number of
 seasonal stores
 during period...        227        --         --        227      135       80       32

                                   COMPANY            PREDECESSOR COMPANIES
                           ----------------------- ---------------------------
                                                          DECEMBER 31,
                                                   ---------------------------
                           JANUARY 31, FEBRUARY 1,
                              1998        1997      1995   1994   1993   1992
                           ----------- ----------- ------ ------ ------ ------
BALANCE SHEET DATA:
Working capital(/4/)......   $120.2      $ 83.8    $ 44.6 $ 77.1 $ 57.4 $ 36.7
Total assets..............    227.7       172.4     182.4  392.7  401.0  376.6
Total long-term
 debt(/5/)................     75.0        59.6       --     --     --     --
Total liabilities.........    155.0       128.9     154.8  191.7  183.8  154.1
Shareholders' equity......     72.7        43.5      27.6  201.0  217.2  222.5

--------
(1) Results for the fifty-three weeks ended February 1, 1997, include the unaudited financial results of the Predecessor Companies for the seventeen weeks ended May 25, 1996 and the audited financial results of the Company for the period from Inception (May 26, 1996) to February 1, 1997.
(2) EBITDA represents income (loss) from operations, before depreciation and amortization. Adjusted EBITDA represents EBITDA before restricted stock compensation expense and restructuring and asset impairment charges. Adjusted EBITDA in 1995 and for the eight months ended January 27, 1996 is before the restructuring and asset impairment charges of $182.2 million. Adjusted EBITDA for the year ended January 31, 1998, for the fifty-three week period ended February 1, 1997 and for the period from inception (May 26, 1996) to February 1, 1997, is before the restricted stock compensation expense of $8.5 million, $1.5 million and $1.5 million, respectively. EBITDA and Adjusted EBITDA are not intended to represent cash flow from operations as defined by GAAP and should not be considered as an alternative to cash flow or as a measure of liquidity or as an alternative to net earnings as indicative of operating performance. Adjusted EBITDA is included in this Form 10-K because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt.
(3) Comparable store sales means sales generated by stores open at least one full year.
(4) The working capital calculation excludes amounts due to CVS as of December 31, 1995, 1994, 1993 and 1992.
(5) Actual long-term debt as of February 1, 1997 includes $3.8 million of accrued interest on the note due to CVS that was paid upon repurchase of the note on August 18, 1997. Total long-term debt does not include $6.5 million and $7.9 million of outstanding letters of credit as of January 31, 1998 and February 1, 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of Wilsons should be read in conjunction with "Item 6. Selected Financial Data" and the "Consolidated Financial Statements of the Company," beginning on page F-1.

  The fiscal year of the Predecessor Companies prior to the Acquisition ended on December 31. In February 1997, the Company changed the end of its fiscal year to the Saturday closest to January 31, in conformity with the general practice in the retail industry. As a result of the Acquisition, certain financial information for the five months ended May 27, 1995 and May 25, 1996, and for the period from inception (May 26, 1996) to February 1, 1997 is presented in this Form 10-K.

OVERVIEW

  Throughout the late 1980s and early 1990s, as part of the growth strategy of CVS, the Company pursued a rapid store expansion program through acquisitions and store openings, growing from 227 stores at the end of 1987 to a peak of 631 stores at the end of 1993. Beginning in 1993, the Company's business was negatively affected by the difficult retail apparel market for mall-based chains, competition and changes in consumer fashion preferences. These conditions have led a large number of retailers, including a number of specialty retailers, to close stores or cease operations. In 1995, the Company initiated the Restructuring, which included the closing of 156 stores between January 1, 1995 and May 25, 1996 that had not achieved cash flow targets established by management. The Company's net loss for the year ended December 31, 1995, as reflected in the consolidated financial statements included elsewhere in this Form 10-K, was negatively impacted by the recording of pre-tax charges aggregating $182.2 million in the fourth quarter of 1995 in connection with the Restructuring.

  Prior to the Acquisition in 1996, the Predecessor Companies operated as part of CVS and the historical consolidated financial statements presented herein reflect certain periods during which the Company did not operate as an independent company. Such statements, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company operated as an independent company during the reporting periods, and are not necessarily indicative of the Company's future results or financial condition.

  In connection with the Acquisition, CVS eliminated all prior indebtedness owed by the Predecessor Companies to CVS, assumed closed store lease obligations and provided that Wilsons would have $85.0 million in working capital upon closing of the Acquisition (before paying certain expenses associated with the Acquisition). The Predecessor Companies' operations were funded primarily by CVS. In order for the Company to fund its working capital and letter of credit needs, the Company entered into the Senior Credit Facility simultaneously with the closing of the Acquisition. The Senior Credit Facility provides the Company with a $150.0 million line of credit, which includes a $90.0 million letter of credit subfacility, subject to borrowing base limitations. As of January 31, 1998, the Company had no borrowings outstanding under the Senior Credit Facility; however, it had outstanding letters of credit in the amount of $6.5 million at that date. See "--Liquidity and Capital Resources."

  The Acquisition was accounted for under the purchase method of accounting. The carrying value of the net assets acquired exceeded the purchase price by $52.5 million. As a result, the book value of property and equipment in the Company's consolidated financial statements was reduced from $64.6 million to $12.1 million at May 26, 1996, and initially will result in lower depreciation charges than would have been experienced by the Predecessor Companies.

  In connection with the Acquisition, the Company sold 3,330,000 shares of common stock, including 1,080,000 shares of restricted stock, to certain managers of the Company. For the period ended February 1, 1997, the Company recorded a $1.5 million noncash compensation charge related to the 198,018 shares earned pursuant to the restricted stock agreement dated May 25, 1996, among the Company and certain managers of the Company. The remaining 881,982 shares of restricted stock vested on August 18, 1997 as a result of the repurchase of the note due to CVS. The Company recorded an additional noncash compensation charge of $8.5 million in the fiscal year ended January 31, 1998 related to such shares, which is equal to the difference between the fair market value of the restricted stock on the date the shares vested, which was $10.25 per share, and the original purchase price of the restricted stock, which was $.60 per share. Such restricted stock compensation charge significantly impacted the Company's income from operations and net income for the fiscal year ending January 31, 1998; however, such noncash charge did not impact the Company's cash position.

RESULTS OF OPERATIONS

  The following table sets forth selected information from the Company's historical consolidated statements of operations, expressed as a percentage of net sales for the periods indicated:

                                        COMBINED
                            COMPANY   COMPANIES(1)    COMPANY              PREDECESSOR COMPANIES
                          ----------- ------------ -------------- ----------------------------------------
                                                                                FIVE MONTHS
                                                                                   ENDED
                                                                              ---------------
                                                    PERIOD FROM      EIGHT
                                      FIFTY-THREE    INCEPTION      MONTHS                        YEAR
                          YEAR ENDED  WEEKS ENDED  (MAY 26, 1996)    ENDED                       ENDED
                          JANUARY 31, FEBRUARY 1,  TO FEBRUARY 1, JANUARY 27, MAY 25, MAY 27, DECEMBER 31,
                             1998         1997          1997         1996      1996    1995       1995
                          ----------- ------------ -------------- ----------- ------- ------- ------------
Net sales...............     100.0%      100.0%        100.0%        100.0%    100.0%  100.0%    100.0%
Costs and expenses:
 Cost of goods sold,
  buying and occupancy
  costs.................      67.5        67.5          64.3          64.9      78.6    80.1      68.6
 Selling, general and
  administrative
  expenses..............      24.1        24.3          22.0          20.8      31.8    36.8      24.8
 Depreciation and
  amortization..........       0.6         1.1           0.3           3.6       4.3     7.2       4.6
 Restricted stock
  compensation expense..       2.0         0.4           0.4           --        --      --        --
 Restructuring and asset
  impairment charges....       --          --            --           49.5       --      --       39.4
Income (loss) from
 operations.............       5.8         6.7          13.0         (38.8)    (14.7)  (24.1)    (37.4)
Interest expense, net...       1.6         1.6           1.6           2.0       1.4     2.8       2.3
Income tax provision
 (benefit)..............       2.5         2.1           4.5          (1.2)     (6.0)   (4.4)     (2.2)
Extraordinary gain on
 early extinguishment of
 debt, net of tax.......       0.9         --            --            --        --      --        --
Net income (loss).......       2.6         3.0           6.9         (39.6)    (10.1)  (22.5)    (37.5)
Adjusted EBITDA.........       8.4         8.2          13.7          14.3     (10.4)  (16.9)      6.6

--------
(1) Results for the fifty-three weeks ended February 1, 1997 include the unaudited financial results of the Predecessor Companies for the seventeen weeks ended May 25, 1996 and the audited financial results of the Company for the period from inception (May 26, 1996) to February 1, 1997.

 Fifty-Two Weeks Ended January 31, 1998 Compared to Fifty-Three Weeks Ended February 1, 1997

  Wilsons opened 22 stores and closed 23 stores in the fifty-two week period ended January 31, 1998 compared to eight store openings and 41 store closings in the fifty-three week period ended February 1, 1997. As of January 31, 1998, Wilsons operated 460 stores compared to 461 stores at February 1, 1997. The Company operated approximately 200 holiday stores and 100 seasonal kiosks during the 1997 holiday season compared to 224 holiday stores and 152 kiosks during the prior year holiday season.

  Sales for the fifty-two week period ended January 31, 1998 were $418.1 million compared to $424.8 million for the fifty-three week period ended February 1, 1997, a decrease of $6.7 million, or 1.6%. The additional week for the year ended February 1, 1997 accounted for $6.3 million of the sales decrease. In addition, the Company operated on average 21 fewer stores in the fifty-two weeks ended January 31, 1998 as the Company closed underperforming stores. Offsetting the sales decline was a 0.4% increase in comparable store sales and increased sales in the Company's temporary mall-based holiday stores. The increase in comparable store sales was primarily due to a fourth quarter comparable store sales increase of 7.5% generated by a strong customer response to the merchandise styles introduced in the fall season. Comparable store sales were negatively impacted in the first thirty-nine weeks of fiscal 1997 by less low-priced clearance merchandise in the spring as there were fewer liquidations of closed stores compared to the prior year and by unseasonably warm temperatures from September through mid-October.

  Cost of goods sold, buying and occupancy costs for the fifty-two week period ended January 31, 1998 were $282.3 million, or 67.5% of sales, compared to $286.9 million, or 67.5% of sales, for the fifty-three week period of the previous year. Gross margin net of occupancy costs decreased 0.4 points as a percent of sales for the 1997 period as compared to the prior period due primarily to additional markdowns required to liquidate clearance merchandise. Occupancy costs for 1997 decreased $2.8 million due principally to operating fewer stores. The Company's inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in, first-out (FIFO) method was not material as of January 31, 1998.

  Selling, general and administrative expenses for the fifty-two week period ended January 31, 1998, were $100.7 million, or 24.1% of sales, compared to $103.2 million, or 24.3% of sales, for the fifty-three week period ended February 1, 1997. Selling, general and administrative expenses decreased $2.5 million in 1997 due to reducing corporate expenses, controlling variable expenses in the stores, operating on average 21 fewer locations and having one less week in the 1997 period.

  Depreciation and amortization for the fifty-two week period ended January 31, 1998 was $2.3 million, or 0.6% of sales, compared to $4.8 million, or 1.1% of sales, for the fifty-three week period ended February 1, 1997. The $2.5 million depreciation and amortization expense decrease in fiscal year 1997 is due to the purchase accounting adjustment as part of the Acquisition that reduced the amounts assigned to property and equipment.

  Operating expenses in the fifty-two week period ended January 31, 1998 include an $8.5 million noncash compensation charge associated with the vesting of the remaining 881,982 shares of restricted stock. See "Item 8. Financial Statements and Supplementary Data, Note 9."

  As a result of the above, Wilsons had income from operations, excluding restricted stock compensation expense, of $32.8 million for the fifty-two weeks ended January 31, 1998, compared to income from operations, excluding restricted stock compensation expense, of $29.9 million for the fifty-three week period ended February 1, 1997. Adjusted EBITDA for the fifty-two weeks ended January 31, 1998 increased to $35.1 million as compared to $34.7 million for the fifty-three weeks ended February 1, 1997. Income from operations, including the restricted stock compensation expense, was $24.3 million in fiscal year 1997 compared to $28.4 million for the fifty-three weeks ended February 1, 1997.

  Net interest expense for the fifty-two week period ended January 31, 1998 was $6.5 million, or 1.6% of sales, compared to $6.5 million, or 1.6% of sales, for the fifty-three week period ended February 1, 1997.

  Income tax expense for the fifty-two week period ended January 31, 1998 was $10.8 million, or 2.5% of sales, compared to a $9.0 million income tax expense, or 2.1% of sales, for the fifty-three weeks ended February 1, 1997. The effective tax rate increased in 1997 to a 60.4% tax rate from a 41.1% tax rate in 1996 due primarily to the non-deductibility of the $8.5 million restricted stock compensation expense.

  The Company realized a $3.8 million extraordinary gain on the early extinguishment of debt, net of tax, in the fifty-two weeks ended January 31, 1998. The extraordinary gain was the result of repurchasing the senior secured subordinated note issued to CVS in connection with the Acquisition at a discount. See "Item 8. Financial Statements and Supplementary Data, Note 7."

 Period from Inception (May 26, 1996) to February 1, 1997 Compared to Eight Months Ended January 27, 1996

  Wilsons opened five stores and closed 24 stores in the period from inception (May 26, 1996) to February 1, 1997, compared to three store openings and 76 store closings in the same period one year earlier. As of February 1, 1997, Wilsons operated 461 stores compared to 494 stores at the end of the same period in the previous year. The 33 fewer stores were a result of closing unprofitable stores as part of the Restructuring. In addition, Wilsons operated 224 holiday stores and 152 kiosks during the 1996 holiday season compared to 98 holiday stores and 129 kiosks during the prior year holiday season.

  Sales from inception to February 1, 1997 decreased 6.1% to $345.1 million compared with sales of $367.6 million during the same period in the previous year, reflecting a decrease in both the number of stores operated and in comparable store sales. A portion of the decrease in sales is attributable to a 2.7% decline in comparable store sales. The comparable store sales decline was the result of weak demand for the Company's latest fashion merchandise in the Midwest area of the country as compared to the northeast and west coast markets where comparable store sales increased, as well as five fewer shopping days between Thanksgiving and Christmas. In addition, Wilsons operated an average of 82 fewer stores from inception to February 1, 1997, compared to the same period one year earlier, as Wilsons closed stores that did not meet cash flow targets. The comparable store sales decline and the reduction in the number of open stores was partially offset by the sales increase from operating 149 additional holiday stores and kiosks and by the $2.8 million in sales generated in the additional week in the thirty-six week period from inception (May 26, 1996) to February 1, 1997.

  Cost of goods sold, buying and occupancy costs from inception to February 1, 1997 were $222.1 million, or 64.4% of sales, compared to $238.5 million, or 64.9% of sales, for the same period of the previous year. Gross margin net of occupancy costs increased as a percent of sales from inception to February 1, 1997 as compared to the same period one year earlier due to additional markdowns taken in the earlier period to liquidate merchandise in 76 stores which were closed in conjunction with the Restructuring and to an increase in the sales of accessories in the later period. Accessories typically generate higher gross margins than apparel.

  Operating expenses before restructuring and asset impairment charges from inception to February 1, 1997, were $78.3 million, or 22.7% of sales, compared to $89.7 million, or 24.4% of sales, for the same period in 1995. The expense decrease of $11.4 million was due mainly to the $12.3 million decrease in depreciation and amortization expense resulting from the Restructuring and the purchase accounting adjustment that reduced the amounts assigned to property and equipment. In addition, operating expenses in the period from inception to February 1, 1997, decreased $0.7 million from the same period one year earlier due primarily to operating an average of 82 fewer stores and to reduced headquarters' expense. Offsetting the operating expense reductions were 149 additional holiday stores and kiosks compared to the same period one year earlier and a $1.5 million charge associated with the vesting of restricted stock.

  Operating expenses after restructuring and asset impairment charges from inception to February 1, 1997, were $78.3 million, or 22.7% of sales, compared to $271.9 million, or 74.0% of sales, for the same period in 1995. In 1995 the Company incurred a pre-tax restructuring charge of $134.3 million to reflect the anticipated costs associated with closing approximately 100 stores and the write-off of goodwill and other intangibles, and a pretax asset impairment charge of $47.9 million related to the write-off of certain assets upon the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121).

  Adjusted EBITDA for the period from inception to February 1, 1997, was $47.2 million compared to $52.7 million for the eight months ended January 27, 1996. This represents a 10.4% decrease in Adjusted EBITDA, primarily due to the reasons set forth above.

  Net interest expense from inception to February 1, 1997, was $5.3 million, or 1.6% of sales, compared to $7.4 million, or 2.0% of sales, for the same period in the previous year. The decrease in net interest expense was primarily due to a decrease in the average amount of debt outstanding offset by higher interest rates, the amortization of deferred financing costs and an increase in interest income.

  Income tax expense for the period from inception to February 1, 1997, was $15.5 million compared to a $4.6 million tax benefit for the prior year period. The effective tax rate increased in 1996 to a 39.4% tax rate from a 3.1% benefit rate in 1995. The higher effective tax rate was primarily due to the impact of the write-off of nondeductible goodwill and other intangibles as part of the Restructuring.

 Five Months Ended May 25, 1996 Compared to Five Months Ended May 27, 1995

  Wilsons closed 71 stores and opened three new stores in the five months ended May 25, 1996, compared to 63 store closings and two store openings in the five months ended May 27, 1995. The store closings in the first five months of 1996 and in 1995 were a result of the Restructuring. Wilsons operated 480 stores as of May 25, 1996, compared to 567 stores at the end of the same period in 1995.

  Sales for the five-month period in 1996 decreased 12.1% to $109.6 million compared with sales of $124.7 million during the same period of the prior year. While total sales decreased as a result of operating an average of 90 fewer stores, comparable store sales increased 3.9% in the 1996 period compared to the same period in the previous year. The 3.9% comparable store sales increase in the 1996 period was the result of strong merchandise sales in the ladies and accessories areas due to the clearance of merchandise associated with store closings and the closings of holiday stores and seasonal kiosks combined with unseasonably cool weather within Wilsons' areas of operation during the first three months of 1996.

  Cost of goods sold, buying and occupancy costs for the five-month period in 1996 were $86.2 million, or 78.6% of sales, as compared to $99.9 million, or 80.1% of sales, for the same period of the prior year. Gross margin net of occupancy costs increased as a percent of sales in the five-month period of 1996 primarily due to closing 22 Snyder Leather stores, an off-price strip center concept which carried lower margin merchandise in the 1995 period, and an increase in the sale of accessories which produced a higher gross margin in the 1996 period. Occupancy costs decreased as a percent of sales for the five months ended May 25, 1996, as compared to the same period in the prior year as the Company closed unprofitable stores as part of the Restructuring.

  Operating expenses in the five-month period in 1996 were $39.5 million, or 36.0% of sales, as compared to $54.9 million, or 44.0% of sales, for the same period of the prior year. The expense decrease of $15.4 million was a result of store closings and realizing the benefits of profit enhancement measures initiated in 1995 that increased operational efficiencies in the stores and the administrative departments. These included store sales productivity gains as a result of revised store staffing patterns and levels, revising the layaway and check acceptance policies, and reductions in headquarters expense. Operating expenses were also lower than the same period in 1995 as a result of the Restructuring which reduced Wilsons' 1996 depreciation and amortization expenses by $4.3 million.

  Adjusted EBITDA for the five months ended May 25, 1996, was $(11.4) million compared to $(21.1) million for the five months ended May 27, 1995. This represents a 46.0% increase in Adjusted EBITDA, primarily due to the reasons set forth above.

  Net interest expense for the five months ended May 25, 1996, was $1.6 million, or 1.4% of sales, compared to $3.4 million, or 2.8% of sales, for the five months ended May 27, 1995. The average outstanding loan balance with CVS was reduced to $56.0 million from $118.1 million to $62.1 million in the 1996 five-month period. The decrease is primarily attributable to a $124.0 million capital contribution made by CVS to facilitate the Acquisition.

  Income tax benefit for the 1996 five-month period was $6.6 million compared to $5.5 million in the 1995 five-month period. The effective tax rate increased in the five-month period in 1996 to 37.2% from 16.4% in the 1995 five-month period. The increase was primarily due to the elimination of goodwill and other amortization expenses in 1996 which in 1995 created non-deductible expenses for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

  Wilsons' primary capital requirements are driven by the Company's strategy to open new stores, remodel existing stores, update information systems and meet seasonal working capital needs. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December. The Company currently plans to open 12 to 20 traditional stores and at least six airport stores annually for the next several years. Such stores are part of the Company's long-term strategy to identify new growth opportunities and increase profit margins.

  General Electric Capital Corporation and a syndicate of banks (the Banks) have provided the Company with the Senior Credit Facility, which will expire in May 1999. The Senior Credit Facility provides for borrowings of up to $150.0 million in aggregate principal amount, which amount includes a letter of credit subfacility of up to $90.0 million. The maximum amount available under the Senior Credit Facility, however, is further subject to a borrowing base limitation (less certain reserves) of 65% of eligible inventory. The Company's borrowing availability is also reduced by outstanding letters of credit. Interest is payable on borrowings at one or more variable rates determined by reference to the "prime" rate plus .25% ("prime" plus 0.0% for the first $10.0 million of borrowings) or LIBOR plus 1.75%. The spreads are subject to possible changes based upon the Company's financial results. As of January 31, 1998, the Company had $6.5 million of senior indebtedness outstanding under its Senior Credit Facility consisting of no borrowings and $6.5 million of outstanding letters of credit. The Company pays a monthly fee equal to .375% per annum on the unused amount of the Senior Credit Facility and on that portion of the first $10.0 million in borrowings that bears interest at prime plus a spread. For letters of credit, the Company pays a monthly fee in an amount equal to 1.25% per annum times the daily average of the amount of letters of credit outstanding during each month, which percentage is subject to possible changes based on the Company's financial results. The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. For the fiscal year ended January 31, 1998, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $30.8 million and $51.9 million, respectively. For the fiscal year ended January 31, 1998, the average amounts of borrowings and the average amounts covered by outstanding letters of credit were $3.6 million and $28.1 million, respectively. From inception through February 1, 1997, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $48.2 million and $60.9 million, respectively, and the average amounts of such borrowings and amounts covered by outstanding letters of credit for such period were $15.8 million and $40.1 million, respectively. The Company is highly dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that the net proceeds from the Senior Credit Facility, together with current and anticipated cash flow from operations, and the remaining net proceeds from the Company's Offering and the sale of the Senior Notes (see "Consolidated Financial Statements of the Company, Note 7," beginning on page F-14) should be adequate to meet the Company's anticipated working capital and capital expenditure requirements until the Senior Credit Facility expires in 1999, when the Company expects to extend or replace such facility. There can be no assurance, however, that the Senior Credit Facility will be sufficient to fund such needs, or, if the Senior Credit Facility is insufficient to meet such needs, that the Company will be able to obtain any additional financing or obtain such financing on terms acceptable to the Company.

  On August 18, 1997, the Company completed a private offering of the Senior Notes to certain institutional buyers (the Debt Offering). Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1998. The Senior Notes mature on August 15, 2004, unless previously redeemed, and the Company is not required to make any mandatory redemption or sinking fund payment prior to maturity. The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The Indenture dated as of August 18, 1997, among the Company, the other corporations listed on the signature pages thereof, and Norwest Bank Minnesota, National Association governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters, and which place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The Company used approximately $56.5 million of the approximately $72.0 million net proceeds from the Debt Offering to repurchase the outstanding senior secured subordinated note payable to CVS in connection with the Acquisition and pay the accrued interest thereon. The balance of the net proceeds has been and will be used for general corporate purposes, including capital expenditures and additional store openings. Such proceeds will reduce the total amount of borrowings and shorten the length of time the Company will borrow under the Senior Credit Facility.

  On March 27, 1998, Wilsons repurchased and simultaneously cancelled a warrant issued to CVS for $9.99 million. The warrant had been issued to CVS in the Acquisition and gave CVS the right to purchase a total of 1,350,000 shares of the Company's common stock. This repurchase will reduce the common stock equivalents used in the diluted earnings per share calculation beginning in the first quarter of fiscal year 1998.

CASH FLOW ANALYSIS

  Operating activities for the fifty-two week period ended January 31, 1998 resulted in cash provided of $16.1 million compared to cash provided of $19.0 million in the fifty-three week period ended February 1, 1997. The $16.1 million cash provided by operating activities in 1997 was primarily a result of net income of $15.6 million, excluding the nonrecurring $3.8 million extraordinary gain on early extinguishment of debt and the $8.5 million noncash restricted stock compensation expense.

  Investing activity for the fifty-two weeks ended January 31, 1998 was comprised of capital expenditures totaling $10.5 million. The capital expenditures were primarily for the implementation of certain new information systems, the renovation of and improvements to existing stores and the construction of new stores. Capital expenditures for the fifty-three week period ended February 1, 1997 totaled $9.3 million. The Company currently plans to open 12 to 20 traditional mall-based stores and at least six airport stores annually for the next several years. The cost to open a traditional mall-based store is currently estimated to range from $130,000 to $200,000. The cost to open an airport store is currently estimated to range from $125,000 to $175,000.

  Cash provided by financing activities for the fifty-two weeks ended January 31, 1998 was $25.8 million. The $25.8 million provided by financing activities in 1997 was primarily the result of $9.5 million in net proceeds from the Company's Offering and $16.9 million in additional cash proceeds from the Debt Offering after repayment of the note due to CVS. Financing activities in 1996 included the elimination of all prior indebtedness owed by the Predecessor Companies to CVS and the sale of $12.0 million of common and preferred stock. In addition, on May 27, 1997, the holders of the 7,405 shares of preferred stock exchanged their entire holdings of such shares for common stock in a noncash transaction. See "Consolidated Financial Statements of the Company,
Note 9," beginning on page F-16.

  Management believes that the Company's financial resources, including the Senior Credit Facility, the remaining cash proceeds from the Debt Offering and current and anticipated cash flow from operations, will be adequate to fund the Company's operations until the Senior Credit Facility expires in 1999, when the Company expects to extend or replace such facility.

SEASONALITY AND INFLATION

  A majority of the Company's net sales and operating profit is generated in the peak selling period from October through December, which includes the holiday selling season. Wilsons recorded 58.5% of its 1997 sales in the peak selling period. For 1997, 38.2% of the Company's sales were generated during the period from the day after Thanksgiving through January 3, 1998. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling period. Net sales are generally lowest during the period from April through July, and the Company typically does not become profitable, if at all, until the fourth quarter of a given year. Most of the Company's stores are unprofitable during the first three quarters. Conversely, nearly all of the Company's stores are profitable during the fourth quarter, even those that may be unprofitable for the full year. Historically, the Company has opened most of its stores during the last half of the year. As a result, new mall-based traditional stores opened just prior to the fourth quarter produce profits in excess of their annualized profits since the stores typically generate losses in the first nine months of the year.

  The following table sets forth certain unaudited financial information for Wilsons for each fiscal quarter of the year ended February 1, 1997 and the year ended January 31, 1998. This quarterly information has been prepared on a basis consistent with the Company's audited financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto.

                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
                                                         (IN MILLIONS)
   Year Ended February 1, 1997(1)(2)
     Net sales................................   $66.8   $41.4   $86.4  $230.2
     Gross margin.............................    14.1     3.2    24.3    96.3
     Income (loss) from operations............    (9.8)  (18.0)    0.9    55.3
     Net income (loss)........................    (7.2)  (11.9)   (1.0)   33.0


   Year Ended January 31, 1998
     Net sales................................    56.9    36.5    81.3   243.4
     Gross margin.............................     9.7    (0.5)   23.8   102.8
     Income (loss) from operations(3).........   (10.4)  (18.7)   (8.3)   61.7
     Income (loss) before extraordinary
      items(3)................................    (7.2)  (12.6)   (9.7)   36.5
     Net income (loss)(3).....................    (7.2)  (12.6)   (5.9)   36.5
     Net income (loss) per common share:(4)(5)
       Basic..................................     --    (1.41)  (0.62)   3.84
       Diluted................................     --    (1.41)  (0.62)   3.35

--------
(1) The fourteen weeks ended August 3, 1996 (second quarter) represent a period which combines the results of operations of the Predecessor Companies prior to the Acquisition from April 28, 1996 through May 25, 1996, and the Company after the Acquisition from May 26, 1996 through August 3, 1996.
(2) The year ended February 1, 1997 represented a 53-week period. The first, third and fourth quarters were comprised of 13 weeks and the second quarter was comprised of 14 weeks.
(3) Income (loss) from operations and net income (loss) for the third fiscal quarter ending November 1, 1997 and for the fiscal year ended January 31, 1998 were significantly impacted by the net effect of certain non-recurring charges ($3.8 million and $4.7 million, respectively).
(4) Net income (loss) per common share is only reported for quarters ending subsequent to the effective date of the Company's initial public offering on May 27, 1997.
(5) As a result of the adoption of Statement of Financial Accounting Standards
    (SFAS) No. 128, "Earnings per Share," the Company restated net loss per common share for the second quarter and third quarter from the net loss per common share as reported in the Company's quarterly reports on Form 10-Q.

  The Company does not believe that inflation has had a material effect on the results of operations during the past three years; however, there can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 ISSUE

  The Company has recently implemented new merchandising, human resources and financial systems that are year 2000 compliant. The Company is conducting a comprehensive review of its other computer systems to identify the year 2000 impact and develop an implementation plan to address those issues identified. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the comprehensive review.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  SFAS No. 130, "Reporting Comprehensive Income," effective beginning in 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Management believes the adoption of SFAS No. 130 will not have a material impact on the Company's financial position or results of operations.

  SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in 1998, establishes new standards for determining reportable segments and for disclosing information regarding each such segment. Management believes the adoption of SFAS No. 131 will not have a material impact on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, the Company is not required to provide supplementary data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 1998 (the Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 31, 1998.

  Except for those portions specifically incorporated in this Form 10-K by reference to the Company's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement. For information concerning executive officers, see "Item 4a. Executive Officers of the Registrant" in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference is the information appearing under the headings "Executive Compensation--Summary Compensation Table, --Stock Options, --Option Grants in Last Fiscal Year, --Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values, --Employment Contracts and --Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)Documents filed as part of this report:

  1.Financial Statements:

    Report of Independent Public Accountants

    Independent Auditors' Report

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Shareholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

  2.Financial Statement Schedules:

    Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)Reports on Form 8-K:

  No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended January 31, 1998.

(c)Exhibits:

  The following exhibits are filed as part of this Form 10-K for the year ended January 31, 1998.

 EXHIBIT
   NO.                   DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
   2.1   Sale Agreement dated as of May 24, 1996 by
         and among CVS New York, Inc., Wilsons
         Center, Inc., and Wilsons The Leather
         Experts Inc.(1)...........................   Incorporated by Reference
   3.1   Amended Articles of Incorporation of
         Wilsons The Leather Experts Inc. dated May
         24, 1996.(1)..............................   Incorporated by Reference
   3.2   Restated Bylaws of Wilsons The Leather
         Experts Inc.(2)...........................   Incorporated by Reference
   3.3   Articles of Amendment of Amended Articles
         of Incorporation of Wilsons The Leather
         Experts Inc. dated October 11, 1997.(3)...   Incorporated by Reference
   4.1   Specimen of common stock certificate.(4)..   Incorporated by Reference
   4.2   Indenture dated as of August 18, 1997, by
         and among Wilsons The Leather Experts
         Inc., the other corporations listed on the
         signature pages thereof, and Norwest Bank
         Minnesota, National Association, including
         specimen certificate of 11 1/4% Series A
         Senior Notes due 2004 and specimen
         certificate of 11 1/4% Series B Senior
         Notes due 2004.(5)........................   Incorporated by Reference
   4.3   Purchase Agreement dated as of August 14,
         1997, by and among Wilsons The Leather
         Experts Inc., the Subsidiary Guarantors
         party thereto, and BancAmerica Securities,
         Inc.(6)...................................   Incorporated by Reference
   4.4   Underwriter Warrants.(7)..................   Incorporated by Reference
   4.5   Shareholder Agreement dated as of May 25,
         1996 among Leather Investors Limited
         Partnership I, Leather Investors Limited
         Partnership II, the Other Investors Named
         on the Signature Pages thereto and Wilsons
         The Leather Experts Inc.(1)...............   Incorporated by Reference

 EXHIBIT
   NO.                  DESCRIPTION                      METHOD OF FILING
 ------- -----------------------------------------   -------------------------
  4.6    Amendment to the Shareholder Agreement
         among Leather Investors Limited
         Partnership I, Leather Investors Limited
         Partnership II, the Other Investors Named
         on the Signature Pages thereto and
         Wilsons The Leather Experts Inc.(1)......   Incorporated by Reference
  4.7    Amendment to the Shareholder Agreement
         among Leather Investors Limited
         Partnership I, Leather Investors Limited
         Partnership II, the Other Investors Named
         on the Signature Pages thereto and
         Wilsons The Leather Experts Inc.(8)......   Incorporated by Reference
  4.8    Amendment to the Shareholder Agreement
         among Leather Investors Limited
         Partnership I, Leather Investors Limited
         Partnership II, the Other Investors Named
         on the Signature Pages thereto and
         Wilsons The Leather Experts Inc.(9)......   Incorporated by Reference
  4.9    Registration Rights Agreement dated as of
         August 18, 1997 by and among Wilsons The
         Leather Experts Inc., the Subsidiary
         Guarantors party thereto, and BancAmerica
         Securities, Inc.(10).....................   Incorporated by Reference
  4.10   Redeemable Warrant Agreement, including
         form of Redeemable Warrant
         Certificate.(7)..........................   Incorporated by Reference
 10.1    Parent Guaranty dated as of May 25, 1996,
         by Wilsons The Leather Experts Inc.,
         Wilsons Center, Inc., Rosedale Wilsons,
         Inc. and River Hills Wilsons, Inc. in
         favor of General Electric Capital
         Corporation.(11).........................   Incorporated by Reference
 *10.2   Wilsons The Leather Experts Inc.
         Executive and Key Management Incentive
         Plan.(1).................................   Incorporated by Reference
 *10.3   Wilsons The Leather Experts Inc. 401(k)
         Plan.(1).................................   Incorporated by Reference
 *10.4   Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and Joel N. Waller.(1)..............   Incorporated by Reference
 *10.5   Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and David L. Rogers.(1).............   Incorporated by Reference
 10.6    Credit Agreement dated as of May 25, 1996
         among Wilsons Leather Holdings Inc., as
         Borrower, the Lenders signatory thereto
         from time to time, as Lenders, and
         General Electric Capital Corporation, as
         Agent, Lender and Swing Line Lender.(1)..   Incorporated by Reference
 10.7    Security Agreement dated as of May 25,
         1996 by Wilsons Leather Holdings Inc. and
         other grantors listed on the signature
         pages thereto, in favor of General
         Electric Capital Corporation, in its
         capacity as Agent for Lenders.(1)........   Incorporated by Reference
 10.8    Security Agreement dated as of May 25,
         1996 by Wilsons Leather Holdings Inc. and
         the other grantors listed on the
         signature pages thereto, in favor of CVS
         New York, Inc.(1)........................   Incorporated by Reference
 10.9    Store Guarantors' Guaranty dated as of
         May 25, 1996, by Bermans The Leather
         Experts, Inc., Wilsons House of Suede,
         Inc., Wilsons Tannery West, Inc., the
         Georgetown Subsidiaries that are
         signatories thereto and the Individual
         Store Subsidiaries that are signatories
         thereto, in favor of General Electric
         Capital Corporation.(12).................   Incorporated by Reference
 *10.10  Wilsons The Leather Experts Inc. Amended
         1996 Stock Option Plan.(4)...............   Incorporated by Reference
 10.11   Amendment No. 1 to Credit Agreement.(4)..   Incorporated by Reference


 EXHIBIT
   NO.                  DESCRIPTION                      METHOD OF FILING
 ------- -----------------------------------------   -------------------------
  10.12  Amendment No. 2 to Credit Agreement.(4)..   Incorporated by Reference
  10.13  Amendment No. 3 to Credit
         Agreement.(13)...........................   Incorporated by Reference
  10.14  Amendment No. 1 to Security
         Agreement.(14)...........................   Incorporated by Reference
  10.15  Stock Exchange Agreement.(15)............   Incorporated by Reference
  10.16  Pledge Agreement, dated as of May 25,
         1996, between Wilsons The Leather Experts
         Inc. and CVS New York, Inc.(16)..........   Incorporated by Reference
  10.17  Pledge Agreement, dated as of May 25,
         1996, between Wilsons Center, Inc. and
         CVS New York, Inc.(16)...................   Incorporated by Reference
  10.18  Pledge Agreement, dated as of May 25,
         1996, between Rosedale Wilsons, Inc. and
         CVS New York, Inc.(16)...................   Incorporated by Reference
  10.19  Pledge Agreement, dated as of May 25,
         1996, between River Hills Wilsons, Inc.
         and CVS New York, Inc.(16)...............   Incorporated by Reference
  10.20  Amendment No. 1 to Pledge Agreement dated
         as of December 19, 1996, between River
         Hills Wilsons, Inc. and CVS New York,
         Inc.(16).................................   Incorporated by Reference
  10.21  Pledge Agreement, dated as of May 25,
         1996, between Wilsons The Leather Experts
         Inc. and General Electric Capital
         Corporation, individually and as agent
         for the lenders signatory to the Credit
         Agreement.(16)...........................   Incorporated by Reference
  10.22  Pledge Agreement, dated as of May 25,
         1996, between Wilsons Center, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(16)...   Incorporated by Reference
  10.23  Pledge Agreement, dated as of May 25,
         1996, between Rosedale Wilsons, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(16)...   Incorporated by Reference
  10.24  Pledge Agreement, dated as of May 25,
         1996, between River Hills Wilsons, Inc.
         and General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(16)...   Incorporated by Reference
  10.25  Amendment No. 4 to Credit
         Agreement.(17)...........................   Incorporated by Reference
  10.26  Repurchase Agreement dated as of August
         13, 1997, by and between Wilsons The
         Leather Experts Inc. and CVS New York,
         Inc.(18).................................   Incorporated by Reference
  10.27  Amendment No. 2 to Pledge Agreement dated
         as of July 31, 1997, between River Hills
         Wilsons, Inc. and General Electric
         Capital Corporation.(19).................   Incorporated by Reference
  10.28  Joinder Agreement dated as of July 31,
         1997, by and between Wilsons
         International Inc. and General Electric
         Capital Corporation.(20).................   Incorporated by Reference
  10.29  Reaffirmation of Guaranty dated as of
         July 31, 1997, by Wilsons The Leather
         Experts Inc., Wilsons Center, Inc.,
         Rosedale Wilsons, Inc. and River Hills
         Wilsons, Inc., in favor of General
         Electric Capital Corporation.(21)........   Incorporated by Reference
  10.30  Repurchase Agreement dated as of March
         27, 1998, between Wilsons The Leather
         Experts Inc. and CVS New York, Inc.......   Electronic Transmission
  10.31  Wilsons The Leather Experts Inc. 1998
         Stock Option Plan. ......................   Electronic Transmission
  11.1   Computation of per share income. ........   Electronic Transmission

 EXHIBIT
   NO.                  DESCRIPTION                     METHOD OF FILING
 ------- -----------------------------------------  -------------------------
  21.1   Subsidiaries of Wilsons The Leather
         Experts Inc.(7)..........................  Incorporated by Reference
  23.1   Consent of Arthur Andersen LLP. .........  Electronic Transmission
  23.2   Consent of KPMG Peat Marwick LLP. .......  Electronic Transmission
  27.1   Financial Data Schedule. ................  Electronic Transmission

--------
  * Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
 (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (333-13967) filed with the Securities and Exchange Commission (the "Commission") on October 11, 1996.
 (2) Incorporated by reference to Exhibit No. 3.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.
 (3) Incorporated by reference to Exhibit No. 3.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on April 18, 1997.
 (4) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
 (5) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
 (6) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
 (7) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.
 (8) Incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on April 18, 1997.
 (9) Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.
(10) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(11) Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(12) Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(13) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended May 3, 1997 filed with the Commission.
(14) Incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on April 18, 1997.
(15) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 3, 1997 filed with the Commission.
(16) Incorporated by reference to the same numbered exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(17) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(18) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(19) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(20) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(21) Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants................................... F-2
Independent Auditors' Report............................................... F-3
Consolidated Balance Sheets................................................ F-4
Consolidated Statements of Operations...................................... F-5
Consolidated Statements of Shareholders' Equity............................ F-6
Consolidated Statements of Cash Flows...................................... F-7
Notes to Consolidated Financial Statements................................. F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilsons The Leather Experts Inc.:

  We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. (a Minnesota corporation) and Subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended January 31, 1998 and for the period from inception (May 26, 1996) to February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and Subsidiaries as of January 31, 1998 and
February 1, 1997, and the results of their operations and their cash flows for the year ended January 31, 1998 and for the period from inception (May 26, 1996) to February 1, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Minneapolis, Minnesota
March 3, 1998

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
Wilsons Center, Inc.:

  We have audited the accompanying consolidated statements of operations, shareholder's equity, and cash flows of Wilsons Center, Inc. d.b.a. Wilsons The Leather Experts (a subsidiary of Melville Corporation) and Subsidiaries for the five-month period ended May 25, 1996 and for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As discussed in Note 12 to the consolidated financial statements, Wilsons Center, Inc. d.b.a. Wilsons The Leather Experts has been dependent on Melville Corporation for a significant portion of its working capital financing. Subsequent to the close of business on May 25, 1996, Melville Corporation sold Wilsons Center, Inc. to Wilsons The Leather Experts Inc., a newly formed company owned by members of management of Wilsons Center, Inc. d.b.a. Wilsons The Leather Experts and other investors.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Wilsons Center, Inc. d.b.a. Wilsons The Leather Experts and Subsidiaries for the five-month period ended May 25, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the consolidated financial statements, Wilsons Center, Inc. d.b.a. Wilsons The Leather Experts adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective October 1, 1995.

                                          KPMG Peat Marwick LLP

Minneapolis, Minnesota
July 19, 1996

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        JANUARY 31, FEBRUARY 1,
                                                           1998        1997
                                                        ----------- -----------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................  $112,975    $ 81,553
  Accounts receivable, net.............................     7,010       4,851
  Inventories..........................................    77,911      64,919
  Prepaid expenses.....................................       835       1,246
                                                         --------    --------
      Total current assets.............................   198,731     152,569
PROPERTY AND EQUIPMENT, net............................    25,182      17,091
OTHER ASSETS, net......................................     3,759       1,555
DEFERRED INCOME TAXES..................................       --        1,173
                                                         --------    --------
                                                         $227,672    $172,388
                                                         ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................  $ 11,598    $ 10,666
  Accrued expenses.....................................    39,740      34,517
  Income taxes payable.................................    22,418      20,345
  Deferred income taxes................................     4,770       3,243
                                                         --------    --------
      Total current liabilities........................    78,526      68,771
LONG-TERM DEBT.........................................    75,000      55,811
OTHER LONG-TERM LIABILITIES............................     1,494       4,341
                                                         --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 13)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized, 7,405 ($1,000 stated value) shares
   issued and outstanding on February 1, 1997..........       --        7,405
  Common stock, $.01 par value; 45,000,000 shares
   authorized, 9,532,083 and 7,650,000 shares issued
   and outstanding on January 31, 1998 and February 1,
   1997, respectively..................................        95          77
  Additional paid-in capital...........................    37,850      12,501
  Retained earnings....................................    34,744      23,511
  Cumulative translation adjustment....................       (37)        (29)
                                                         --------    --------
      Total shareholders' equity.......................    72,652      43,465
                                                         --------    --------
                                                         $227,672    $172,388
                                                         ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             COMPANY                      PREDECESSOR COMPANIES
                                                    -------------------------- ---------------------------------------------
                                                                 PERIOD FROM
                                                                  INCEPTION    EIGHT MONTHS FIVE MONTHS ENDED
                                                    YEAR ENDED  (MAY 26, 1996)    ENDED     ------------------   YEAR ENDED
                                                    JANUARY 31, TO FEBRUARY 1, JANUARY 27,  MAY 25,   MAY 27,   DECEMBER 31,
                                                       1998          1997          1996       1996      1995        1995
                                                    ----------- -------------- ------------ --------  --------  ------------
                                                                               (UNAUDITED)          (UNAUDITED)
NET SALES.........................................   $418,140      $345,121     $ 367,639   $109,640  $124,700   $ 462,394
COSTS AND EXPENSES:
 Cost of goods sold, buying and occupancy costs...    282,369       222,131       238,558     86,213    99,849     316,946
 Selling, general and administrative expenses.....    100,691        75,806        76,442     34,868    45,918     114,923
 Depreciation and amortization....................      2,277           994        13,294      4,722     9,002      21,393
 Restricted stock compensation expense............      8,511         1,485           --         --        --          --
 Restructuring and asset impairment charges.......        --            --        182,184        --        --      182,184
                                                     --------      --------     ---------   --------  --------   ---------
 Income (loss) from operations....................     24,292        44,705      (142,839)   (16,163)  (30,069)   (173,052)
 Interest expense, net............................      6,434         5,271         7,400      1,581     3,396      10,463
                                                     --------      --------     ---------   --------  --------   ---------
 Income (loss) before income taxes................     17,858        39,434      (150,239)   (17,744)  (33,465)   (183,515)
 Income tax provision (benefit)...................     10,783        15,528        (4,681)    (6,603)   (5,461)    (10,100)
                                                     --------      --------     ---------   --------  --------   ---------
 Income (loss) before extraordinary gain..........      7,075        23,906      (145,558)   (11,141)  (28,004)   (173,415)
 Extraordinary gain on early extinguishment of
  debt, net of tax of $2,509......................      3,763           --            --         --        --          --
                                                     --------      --------     ---------   --------  --------   ---------
 Net income (loss)................................   $ 10,838      $ 23,906     $(145,558)  $(11,141) $(28,004)  $(173,415)
                                                     ========      ========     =========   ========  ========   =========
BASIC NET INCOME PER COMMON SHARE:
 Income before extraordinary item.................   $   0.80      $   3.12
 Extraordinary gain on early extinguishment of
  debt, net of tax................................       0.42           --
                                                     --------      --------
Basic net income per common share.................   $   1.22      $   3.12
                                                     ========      ========
Weighted average common shares outstanding........      8,910         7,650
                                                     ========      ========
DILUTED NET INCOME PER COMMON SHARE:
 Income before extraordinary item.................   $   0.68      $   2.67
 Extraordinary gain on early extinguishment of
  debt, net of tax................................       0.36           --
                                                     --------      --------
Diluted net income per common share...............   $   1.04      $   2.67
                                                     ========      ========
Weighted average common shares outstanding--
 assuming dilution................................     10,398         8,970
--------------------------------------------------
                                                     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              COMPANY
                          -----------------------------------------------------------------------------------
                          PREFERRED STOCK      COMMON STOCK   ADDITIONAL            CUMULATIVE      TOTAL
                          -----------------  ----------------  PAID-IN   RETAINED   TRANSLATION SHAREHOLDERS'
                          SHARES    AMOUNT    SHARES   AMOUNT  CAPITAL   EARNINGS   ADJUSTMENT     EQUITY
                          -------  --------  --------- ------ ---------- ---------  ----------- -------------
INITIAL CAPITALIZATION..    7,405  $  7,405  7,650,000  $ 77   $ 11,016  $     --      $--        $  18,498
 Net income.............      --        --         --    --         --      23,906      --           23,906
 Restricted stock
  vested................      --        --         --    --       1,485        --       --            1,485
 Accrued preferred stock
  dividends.............      --        --         --    --         --        (395)     --             (395)
 Currency translation
  adjustment............      --        --         --    --         --         --       (29)            (29)
                          -------  --------  ---------  ----   --------  ---------     ----       ---------
BALANCE, February 1,
 1997...................    7,405     7,405  7,650,000    77     12,501     23,511      (29)         43,465
 Net income.............      --        --         --    --         --      10,838      --           10,838
 Series A Preferred
  exchange..............   (7,405)   (7,405)   617,083     6      7,399        --       --              --
 Initial public
  offering..............      --        --   1,265,000    12      9,439        --       --            9,451
 Restricted stock
  vested................      --        --         --    --       8,511        --       --            8,511
 Accrued preferred stock
  dividends cancelled...      --        --         --    --         --         395      --              395
 Currency translation
  adjustment............      --        --         --    --         --         --        (8)             (8)
                          -------  --------  ---------  ----   --------  ---------     ----       ---------
BALANCE, January 31,
 1998...................      --   $    --   9,532,083  $ 95   $ 37,850  $  34,744     $(37)      $  72,652
                          =======  ========  =========  ====   ========  =========     ====       =========
                                                                  PREDECESSOR COMPANIES
                                             ----------------------------------------------------------------
                                               COMMON STOCK   ADDITIONAL RETAINED   CUMULATIVE      TOTAL
                                             ----------------  PAID-IN   EARNINGS   TRANSLATION SHAREHOLDER'S
                                              SHARES   AMOUNT  CAPITAL   (DEFICIT)  ADJUSTMENT     EQUITY
                                             --------- ------ ---------- ---------  ----------- -------------
BALANCE, December 31, 1994...............          100  $146   $135,452  $  65,397     $--        $ 200,995
 Net loss................................          --    --         --    (173,415)     --         (173,415)
 Currency translation adjustment.........          --    --         --         --        10              10
                                             ---------  ----   --------  ---------     ----       ---------
BALANCE, December 31, 1995...............          100   146    135,452   (108,018)      10          27,590
 Net loss................................          --    --         --     (11,141)     --          (11,141)
 Capital contributed by CVS..............          --    --     124,000        --       --          124,000
 Currency translation adjustment.........          --    --         --         --        12              12
 Other...................................          --    --        (141)       139      (10)            (12)
                                             ---------  ----   --------  ---------     ----       ---------
BALANCE, May 25, 1996....................          100  $146   $259,311  $(119,020)    $ 12       $ 140,449
                                             =========  ====   ========  =========     ====       =========


  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  COMPANY                   PREDECESSOR COMPANIES
                          ----------------------- --------------------------------------------
                                        PERIOD
                                         FROM
                                       INCEPTION     EIGHT
                             YEAR      (MAY 26,     MONTHS    FIVE MONTHS ENDED       YEAR
                             ENDED     1996) TO      ENDED    ------------------     ENDED
                          JANUARY 31, FEBRUARY 1, JANUARY 27, MAY 25,   MAY 27,   DECEMBER 31,
                             1998        1997        1996       1996      1995        1995
                          ----------- ----------- ----------- --------  --------  ------------
                                                  (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES:
 Net income (loss)......   $ 10,838    $ 23,906    $(145,558) $(11,141) $(28,004)  $(173,415)
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities-
 Extraordinary gain on
  early extinguishment
  of debt...............     (3,763)        --           --        --        --          --
 Restructuring and asset
  impairment charges....        --          --       182,184       --        --      182,184
 Restructuring charges
  paid..................        --          --        (1,412)   (5,958)      --         (338)
 Depreciation and
  amortization..........      2,277         994       13,294     4,722     9,002      21,393
 Amortization of
  deferred financing
  costs.................        870         444          --        --        --          --
 Restricted stock
  compensation expense..      8,511       1,485          --        --        --          --
 Loss on disposal of
  assets................        106         --           882       113     3,616       4,498
 Deferred income taxes..      3,081      (4,928)     (11,233)    5,116       --      (11,233)
 Changes in operating
  assets and
  liabilities, net of
  assets and liabilities
  acquired:
  Accounts receivable,
   net..................     (2,159)       (941)        (430)    3,395     4,120          74
  Inventories...........    (12,992)    (11,779)       5,559    19,344    27,070      27,696
  Prepaid expenses......        267      (4,740)         232     5,253     5,309         669
  Other noncurrent
   assets...............        --          --           508       145        12        (196)
  Accounts payable and
   accrued expenses.....      7,224       9,074        7,809   (25,035)  (26,444)     (3,167)
  Income taxes payable
   and other
   liabilities..........      1,836      20,684       11,197   (11,926)   (6,204)      4,941
                           --------    --------    ---------  --------  --------   ---------
   Net cash provided by
    (used in) operating
    activities..........     16,096      34,199       63,032   (15,972)  (11,523)     53,106
                           --------    --------    ---------  --------  --------   ---------
INVESTING ACTIVITIES:
 Additions to property,
  equipment and other
  noncurrent assets.....    (10,519)     (5,915)      (7,473)   (3,566)   (2,852)    (10,117)
 Acquisitions, net of
  cash acquired.........        --       37,072          --        --        --          --
                           --------    --------    ---------  --------  --------   ---------
   Net cash provided by
    (used in) investing
    activities..........    (10,519)     31,157       (7,473)   (3,566)   (2,852)    (10,117)
                           --------    --------    ---------  --------  --------   ---------
FINANCING ACTIVITIES:
 Change in due to/from
  CVS...................        --          --       (57,826) (107,442)    9,923     (45,474)
 Capital contributed by
  CVS...................        --          --           --    124,000       --          --
 Change in book
  overdrafts............       (540)      4,197        7,245    (8,024)  (10,581)       (554)
 Proceeds from sale of
  common and preferred
  stock.................      9,452      12,000          --        --        --          --
 Proceeds from issuance
  of long-term debt.....     71,972         --           --        --        --          --
 Repayment of long-term
  debt..................    (55,039)        --           --        --        --          --
                           --------    --------    ---------  --------  --------   ---------
   Net cash provided by
    (used in) financing
    activities..........     25,845      16,197      (50,581)    8,534      (658)    (46,028)
                           --------    --------    ---------  --------  --------   ---------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............     31,422      81,553        4,978   (11,004)  (15,033)     (3,039)
CASH AND CASH
 EQUIVALENTS, beginning
 of period..............     81,553         --         2,292    14,286    17,325      17,325
                           --------    --------    ---------  --------  --------   ---------
CASH AND CASH
 EQUIVALENTS, end of
 period.................   $112,975    $ 81,553    $   7,270  $  3,282  $  2,292   $  14,286
                           ========    ========    =========  ========  ========   =========
SUPPLEMENTAL CASH FLOW
 INFORMATION:
 Cash paid during the
  period for-
 Interest...............   $  8,032    $  1,678    $   7,727  $  2,035  $  3,853   $  10,650
                           ========    ========    =========  ========  ========   =========
 Income taxes...........   $  8,400    $  1,008    $     962  $    208  $    828   $   1,735
                           ========    ========    =========  ========  ========   =========
 Noncash investing and
  financing activities-
 Liabilities assumed for
  acquisition of
  business..............   $    --     $ 46,627
                           ========    ========
 Issuance of long-term
  debt..................   $    --     $ 55,811
                           ========    ========
 Accrued preferred stock
  dividends.............   $   (395)   $    395
                           ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

1. NATURE OF ORGANIZATION AND ACQUISITION:

  Wilsons The Leather Experts Inc. (Wilsons), a Minnesota corporation, was formed to acquire 100% of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies prior to the Acquisition) in a management-led buyout (the Acquisition) from CVS New York, Inc. (CVS) (formerly Melville Corporation, the parent company to the Predecessor Companies), a New York corporation. Wilsons and Wilsons Center, Inc. are collectively referred to as the Company. In May 1996, pursuant to a sale agreement dated May 24, 1996, between Wilsons and CVS, Wilsons acquired the common stock for (i) $2 million, (ii) a 10% senior secured subordinated note due December 31, 2000 in the principal amount of $55.8 million, (iii) a warrant to purchase 1,350,000 shares of common stock, (iv) a warrant to purchase 1,080,000 shares of common stock (reduced by terms of the Restricted Stock Agreement--see Note 9), (v) 4,320,000 shares of common stock, and (vi) 7,405 shares of preferred stock (Series A Preferred). As part of the Acquisition, the Leather Investors Limited Partnerships I and II (LILP) in turn purchased from CVS the 4,320,000 shares of common stock and the 7,405 shares of Series A Preferred for $10 million in cash.

  On May 27, 1997, the 7,405 shares of Series A Preferred were exchanged for 617,083 shares of Wilsons' common stock. On August 18, 1997, the warrant for 1,080,000 shares of common stock was cancelled with the vesting of the remaining Restricted Stock (see Note 9).

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

  The Company operates a chain of 460 retail stores as of January 31, 1998, all but two of which are located in the United States, specializing in the retail sales of leather apparel and accessories. The Company operates under several formats, including Wilsons The Leather Experts, the traditional business, specializing in moderately priced merchandise and Tannery West/Georgetown Leather Design, which provides a more upscale merchandise offering. The Company also operates airport stores that focus on selling accessories and holiday stores and seasonal kiosks, that operate primarily during the November and December peak selling season. The Company is the leading national specialty retailer of leather apparel and accessories in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation

  Consolidated financial statements and footnote disclosures prior to May 26, 1996 relate to the Predecessor Companies before the Acquisition and are not comparable to the periods presented subsequent to the acquisition date due to the effects of certain purchase accounting adjustments and the acquisition financing. The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All intercompany balances and transactions between the entities have been eliminated in consolidation.

 Year-End

  Wilsons' fiscal year ends on the Saturday closest to January 31. The Predecessor Companies' year-end was December 31.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

 Interim Financial Statements

  The unaudited consolidated financial information for the five-month period ended May 27, 1995 and the eight-month period ended January 27, 1996 has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the financial information set forth therein. The Company's business is seasonal and, accordingly, interim results are not indicative of full-year results.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets, such as accounts receivable and inventory, and the adequacy of certain accrued liabilities. Actual results could differ from those estimates.

 Sources of Supply

  The Company imports most of its products from independent foreign contract manufacturers located primarily in the Far East. The Company purchases such foreign sourced inventory in U.S. dollars. In 1997, the Company sourced more than 55% of its leather apparel and accessories from contract manufacturers located in The People's Republic of China, which currently has Most Favored Nation (MFN) trading status with the United States. Loss of MFN status by China or by any other country from which the Company sources goods could result in significantly higher leather purchase and production costs for the Company and, as a result, could negatively impact profitability, sale prices or demand for leather merchandise. Other risks inherent in foreign sourcing include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes, trade and foreign tax laws, fluctuations in currency exchange rates, and the possibility of boycotts or other actions prompted by foreign labor practices or conditions beyond the Company's control. In addition, many of the Company's domestic vendors also import a substantial portion of their merchandise from abroad.

 Cash and Cash Equivalents

  Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdrafts have been reclassified to current asset or current liability accounts. The short-term investments consist primarily of commercial paper and money market funds. Interest income of $2.6 million and $0.7 million for the year ended January 31, 1998 and for the period from inception (May 26, 1996) to February 1, 1997, respectively, are included in interest expense, net. The Predecessor Companies did not have any short-term investments.

 Fair Values of Financial Instruments

  The carrying value of the Company's current financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of the Company's long-term debt issued in August 1997 approximates fair value.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

 Inventories

  Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. The difference in inventories between the LIFO and first-in, first-out (FIFO) method was not material as of January 31, 1998 and February 1, 1997. The Predecessor Companies determined cost using the retail inventory method on the FIFO basis.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization of property, equipment and leasehold improvements is computed on a straight-line basis, generally over the estimated useful lives of the assets ranging from five to forty years. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced. When changes in circumstances warrant measurement, impairment losses for store fixed assets are calculated by the Company by comparing projected cash flows over the lease terms to the asset carrying values.

 Debt Issuance Costs

  Debt issuance costs are amortized over the terms of the related financing using the interest method and are included in other assets in the accompanying consolidated balance sheets.

 Goodwill

  The excess of acquisition cost over the fair value of net assets acquired was being amortized on a straight-line basis over periods not exceeding 40 years. In connection with CVS's decision to sell the Predecessor Companies, all remaining goodwill was written off in the fourth quarter of 1995 (see Note
3).

  The Predecessor Companies recorded $4.4 million of goodwill amortization for the year ended December 31, 1995.

 Store Opening and Closing Costs

  New store opening costs are charged to expense as incurred. In the event a store is planned to close before its lease has expired, the total lease obligation less sublease income is provided for in the period the decision to close the store is made.

 Advertising Costs

  Advertising costs are generally charged to operations in the year incurred.

 Layaway Sales

  Layaway sales are recorded in full on the date of the layaway transaction. Allowances for estimated returns and markdowns are established as appropriate.

 Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.

  The Predecessor Companies were included in the consolidated federal income tax return and, where applicable, group state and local returns of CVS prior to May 26, 1996, in accordance with a tax sharing agreement with CVS. The tax sharing agreement allowed for current recognition of benefits for losses and deferred tax benefits which may only have been realized by CVS in connection with filing consolidated federal and state returns.

 Foreign Currency Translation

  The functional currency for the Company's foreign store operations (London, England) is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders' equity. Transaction gains and losses are reflected in income. The Company has not entered into any significant hedging transactions.

 Earnings Per Common Share

  In the fiscal year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by Accounting Principles Board (APB) Opinion No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed similarly to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

  As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for the period from inception (May 26, 1996) to February 1, 1997 was restated. The effect of this accounting change on previously reported EPS data was as follows:

      Primary EPS as reported............................................ $2.67
      Effect of SFAS No. 128.............................................   .45
                                                                          -----
      Basic EPS as restated.............................................. $3.12
                                                                          =====
      Fully-diluted EPS as reported...................................... $2.67
      Effect of SFAS No. 128.............................................   --
                                                                          -----
      Diluted EPS as restated............................................ $2.67
                                                                          =====

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

  A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                                  PERIOD FROM
                                                    FOR THE YEAR   INCEPTION
                                                       ENDED     (MAY 26, 1996)
                                                    JANUARY 31,  TO FEBRUARY 1,
                                                        1998          1997
                                                    ------------ --------------
      Net income..................................    $10,838       $23,906
                                                      =======       =======
      Weighted average common shares outstanding..      8,910         7,650
      Effect of options granted...................        218            78
      Effect of warrant...........................      1,270         1,242
                                                      -------       -------
      Weighted average common shares outstanding--
       assuming dilution..........................     10,398         8,970
                                                      =======       =======
      Basic net income per common share...........    $  1.22       $  3.12
                                                      =======       =======
      Diluted net income per common share.........    $  1.04       $  2.67
                                                      =======       =======

 Reclassifications

  Certain reclassifications have been made to the consolidated financial statements of the prior years to conform to the 1997 presentation.

 Recently Issued Accounting Pronouncements

  SFAS No. 130, "Reporting Comprehensive Income," effective beginning in 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Management believes the adoption of SFAS No. 130 will not have a material impact on the Company's financial position or results of operations.

  SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in 1998, establishes new standards for determining reportable segments and for disclosing information regarding each such segment. Management believes the adoption of SFAS No. 131 will not have a material impact on the Company's financial position or results of operations.

3. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES:

  On October 24, 1995, CVS announced a comprehensive restructuring plan, including the planned sale of the Predecessor Companies. As a result, the Predecessor Companies recorded a pretax restructuring charge of $134.3 million to reflect the anticipated costs associated with closing approximately 100 of the Predecessor Companies' stores and the write-off of goodwill and other intangibles. The permanent impairment decision was based upon an analysis of the historical operating results and anticipated selling price of the Predecessor Companies, an investment banking firm's analysis of comparable companies' selling prices, current market multiples and discounted future cash flows of the Predecessor Companies. Stores impacted by the plan represented $49.9 million in sales and $6.9 million in operating losses in 1995, and $4.5 million in sales and $0.8 million in operating losses for the five-month period ended May 25, 1996. In connection with the plan, approximately 590 store employees were terminated. The significant components of the restructuring charge and the reserves remaining at December 31, 1995 were as follows (in thousands):

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)


                                                       PREDECESSOR COMPANIES
                                                     -------------------------
                                                     FOR THE YEAR
                                                        ENDED        AS OF
                                                     DECEMBER 31, DECEMBER 31,
                                                         1995         1995
                                                     ------------ ------------
      Goodwill and other intangible write-offs......   $112,361      $  --
      Lease obligations and asset write-offs for
       store and other facility closings............     21,121       8,000
      Severance.....................................        476         448
      Other.........................................        378         179
                                                       --------      ------
          Total.....................................   $134,336      $8,627
                                                       ========      ======

  The reserves remaining at May 25, 1996 were retained by CVS as part of the Acquisition.

  Effective October 1, 1995, the Predecessor Companies adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and recorded a pretax asset impairment charge of $47.9 million related to the write-off of fixed and intangible assets on all stores that had generated negative cash flow in 1994. Certain of these assets relate to stores which were closed and the assets that were disposed of on a future store closing date subsequent to October 1, 1995. These assets accounted for $37.7 million of the asset impairment charge.

4. ACCOUNTS RECEIVABLE:

  Accounts receivable consisted of the following (in thousands):

                                                         JANUARY 31, FEBRUARY 1,
                                                            1998        1997
                                                         ----------- -----------
      Layaway receivables...............................   $ 5,657     $ 6,118
      Trade receivables.................................     4,083       2,425
      Other receivables.................................     1,197         875
                                                           -------     -------
                                                            10,937       9,418
      Less:
        Layaway return reserves.........................    (2,972)     (3,365)
        Allowance for doubtful accounts.................      (955)     (1,202)
                                                           -------     -------
          Total.........................................   $ 7,010     $ 4,851
                                                           =======     =======

5. PROPERTY AND EQUIPMENT:

  Property and equipment consisted of the following (in thousands):

                                    JANUARY 31, FEBRUARY 1,
                                       1998        1997
                                    ----------- -----------
      Land........................    $ 1,340     $ 1,340
      Buildings and improvements..        922         778
      Equipment and furniture.....     21,711      15,048
      Leasehold improvements......      4,446         919
                                      -------     -------
          Total...................     28,419      18,085
      Less--Accumulated deprecia-
       tion and amortization......     (3,237)       (994)
                                      -------     -------
          Total...................    $25,182     $17,091
                                      =======     =======

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)


6. ACCRUED EXPENSES:

  Accrued expenses consisted of the following (in thousands):

                                                      JANUARY 31, FEBRUARY 1,
                                                         1998        1997
                                                      ----------- -----------
      Taxes other than federal and state income tax-
       es............................................   $ 6,621     $ 7,334
      Salaries and compensated absences..............     5,953       4,131
      Interest.......................................     3,879          62
      Advertising....................................     3,618       4,328
      Lease obligations for closed stores............     1,945       2,678
      Other..........................................    17,724      15,984
                                                        -------     -------
          Total......................................   $39,740     $34,517
                                                        =======     =======

7. LONG-TERM DEBT:

  On August 18, 1997, the Company completed an offering of $75.0 million of 11 1/4% senior notes due 2004 (Senior Notes). Interest on the Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year, commencing on February 15, 1998. The Senior Notes mature on August 15, 2004, unless previously redeemed, and the Company is not required to make any mandatory redemption or sinking fund payment prior to maturity. The Senior Notes are general unsecured obligations of the Company that rank senior in right of payment to all existing and future subordinated indebtedness of the Company, and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The Indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters, and which place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. The Company used $56.5 million of the net proceeds from the offering to repurchase the outstanding senior secured subordinated note (including accrued interest) issued to CVS in connection with the Acquisition. The balance of the net proceeds, approximately $15.5 million, was used for general corporate purposes, including capital expenditures and additional store openings. In connection with the Senior Notes offering, the Company incurred $3.0 million in debt issuance costs which is included in other assets (see Note 2).

  As part of the Acquisition, the Company issued a $55.8 million senior secured subordinated note (the Note) to CVS. Interest was accrued annually at 10% on $55 million of the Note and was payable on the maturity date of the Note at December 31, 2000. The remaining $0.8 million of the Note was noninterest-bearing and was payable on the Note's maturity date. The Note was collateralized by substantially all assets of the Company and was subordinate to borrowings under the revolving credit agreement. The Note was repurchased by the Company on August 18, 1997. As a result of the completion of the repurchase of the Note, the Company realized an extraordinary gain on the early extinguishment of debt of $3.8 million, net of tax, in the third quarter of fiscal 1997.

  In conjunction with the Acquisition, the Company obtained a $150 million revolving credit agreement (the Revolver) with certain banks, which extends through May 24, 1999 and includes a $90 million letter of credit subfacility. The Revolver is collateralized by substantially all assets of the Company.

  Interest on cash borrowings under the Revolver is at the bank reference rate plus 0%-1.25%, or LIBOR plus 1.75%-2.75%. The interest rate is dependent upon the amount and term of the borrowings as well as the

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

Company's earnings before income taxes/cash interest coverage ratio for the trailing four quarters. The Company pays a monthly fee equal to .375% per annum on the unused amount of the Revolver and on that portion of the first $10.0 million in borrowings that bears interest at prime plus 0%-.875%. As of January 31, 1998, there were no cash borrowings under the Revolver, and there was $6.5 million in letters of credit outstanding.

  The Revolver contains covenants, which among other things, restrict the ability of the Company to, above certain thresholds, incur indebtedness; to make capital expenditures, acquisitions, investments, stock redemptions and dispositions of assets; and to pay dividends. The Revolver also requires the Company to maintain certain financial covenants. At January 31, 1998, the Company was in compliance with all covenants of the Senior Notes and the Revolver.

  Prior to the Acquisition, the Predecessor Companies' operations were funded primarily by CVS (see Note 12).

8. INCOME TAXES:

  The income tax provision (benefit) is comprised of the following (in thousands):

                                      COMPANY            PREDECESSOR COMPANIES
                             -------------------------- ------------------------
                                          PERIOD FROM
                                           INCEPTION    FIVE MONTHS
                             YEAR ENDED  (MAY 26, 1996)    ENDED     YEAR ENDED
                             JANUARY 31, TO FEBRUARY 1,   MAY 25,   DECEMBER 31,
                                1998          1997         1996         1995
                             ----------- -------------- ----------- ------------
Current:
  Federal...................   $ 6,912      $17,642      $(11,731)    $  1,137
  State.....................       790        2,814           --           608
Deferred....................     3,081       (4,928)        5,128      (11,845)
                               -------      -------      --------     --------
    Total...................   $10,783      $15,528      $ (6,603)    $(10,100)
                               =======      =======      ========     ========

  Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

                                     COMPANY            PREDECESSOR COMPANIES
                            -------------------------- ------------------------
                                         PERIOD FROM
                                          INCEPTION    FIVE MONTHS
                            YEAR ENDED  (MAY 26, 1996)    ENDED     YEAR ENDED
                            JANUARY 31, TO FEBRUARY 1,   MAY 25,   DECEMBER 31,
                               1998          1997         1996         1995
                            ----------- -------------- ----------- ------------
U.S. federal statutory in-
 come tax (benefit) rate..     35.0%         35.0%        (35.0)%     (35.0)%
Goodwill amortization.....      --            --            --         29.4
Restricted stock compensa-
 tion expense.............     18.6           1.3           --          --
State income taxes, net of
 federal tax effect.......      4.0           3.0          (2.3)        --
Other, net................      2.8           0.1           0.1         0.1
                               ----          ----         -----       -----
    Effective tax rate....     60.4%         39.4%        (37.2)%      (5.5)%
                               ====          ====         =====       =====

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax asset and liability were as follows (in thousands):

                                                         JANUARY 31, FEBRUARY 1,
                                                            1998        1997
                                                         ----------- -----------
      Deferred tax asset:
        Accrued liabilities.............................   $4,650      $3,649
        Net operating loss carryforwards................    2,201       3,587
        Other...........................................      413         491
                                                           ------      ------
          Total.........................................    7,264       7,727
                                                           ------      ------
      Deferred tax liability:
        Inventories.....................................    9,546       7,264
        Property and equipment..........................    2,450       1,981
        Layaway and sales return reserve................      193         347
        Other...........................................      225         205
                                                           ------      ------
          Total.........................................   12,414       9,797
                                                           ------      ------
          Net deferred tax liability....................   $5,150      $2,070
                                                           ======      ======

9. CAPITAL STOCK:

 Common Stock and Initial Public Offering

  On May 27, 1997, the Company completed an initial public offering of 1,100,000 units at $9.00 per unit. In addition, the underwriter exercised its overallotment option to purchase 165,000 units. Each unit consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase, at any time until May 27, 2000, one share of common stock at an exercise price of $13.50. The redeemable warrants are subject to redemption by the Company for $.01 per warrant at any time on 30 days written notice, provided that the closing bid price of the common stock exceeds $14.50 per share for any 10 consecutive trading days prior to such notice. The Company received net proceeds of approximately $9.5 million after payment of related underwriting discount and offering costs. The proceeds from the public offering were used to reduce seasonal borrowings under the Revolver and to fund working capital and capital expenditures.

  The Company's Amended Articles of Incorporation provide that all shares of common stock, regardless of class, would automatically be converted into an equal number of shares of common stock of a single class without class designation (the Conversion) without any action by any holder thereof immediately upon the occurrence of the closing of the first public offering by the Company of shares of common stock of the Company registered under the Securities Act. On June 2, 1997, upon completion of the initial public offering, all shares of all classes of common stock were converted to a single class of common stock. After the Conversion, such shares of common stock have equal rights in all respects, including the right to one vote per share of common stock for all matters submitted to holders of common stock for a vote.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)


  As of February 1, 1997, 4,320,000, 2,925,000 and 405,000 shares of Class A,
Class B and Class C common stock, respectively, were issued and outstanding. On October 11, 1996, the Company declared a .9-for-1 reverse split of common stock which has been retroactively reflected in the accompanying consolidated financial statements as if the split had occurred as of inception (May 26, 1996).

  In conjunction with the Acquisition, certain members of management of the Company purchased 1,080,000 shares of common stock with restrictions (the Restricted Stock) at $.60 per share under a restricted stock agreement (the Restricted Stock Agreement). The Restricted Stock vested over a five-year performance period based on the Company achieving certain performance targets, the paydown of the Note or the occurrence of other defined events, pursuant to the Restricted Stock Agreement. As of February 1, 1997, the Company had recorded $1,485,000 in compensation expense based on the number of shares (198,018) earned pursuant to the Restricted Stock Agreement.

  Upon the repurchase of the Note on August 18, 1997, the remaining 881,982 shares of Restricted Stock vested. The Company recorded a noncash compensation charge in the year ended January 31, 1998 of $8.5 million related to such shares, which is equal to the difference between the fair market value of the Restricted Stock on the date the shares vested, which was $10.25 per share, and the original purchase price of the Restricted Stock, which was $.60 per share.

 Series A Preferred Exchange

  On May 27, 1997, the holders of the 7,405 shares of Series A Preferred exchanged their entire holdings of such shares for 617,083 shares of common stock at an exchange rate of $12.00 per share. In connection with such exchange, the holders of the Series A Preferred waived their rights to receive any accrued dividends in respect of such Series A Preferred.

 Other Warrants

  As part of the Acquisition, the Company issued to CVS a warrant to purchase 1,350,000 shares of common stock at an exercise price of $.60 per share (the CVS Warrant). The CVS Warrant is immediately exercisable and remains exercisable until the tenth anniversary of the date of grant (see Subsequent Event, Note 15).

  The Company also issued to CVS a warrant to purchase 1,080,000 shares of common stock at an exercise price of $.60 per share (the Manager Warrant). The Manager Warrant lapsed upon the repurchase of the Note on August 18, 1997.

10. STOCK OPTIONS:

  During June 1996, Wilsons adopted the 1996 Stock Option Plan, pursuant to which options to acquire an aggregate of 1,000,000 shares of the Company's common stock may be granted. During January 1998, Wilsons adopted the 1998 Stock Option Plan, pursuant to which options to acquire an aggregate of 500,000 shares of the Company's common stock may be granted. The Company's Compensation Committee is responsible for administering the Company's stock option plans and approves grants in connection therewith. Stock options are granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of grant.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)


  A summary of the status of the Company's two stock option plans at year-end, with the changes during the period ended, is presented in the table below:

                                                        PERIOD FROM INCEPTION
                                    YEAR ENDED            (MAY 26, 1996) TO
                                 JANUARY 31, 1998          FEBRUARY 1, 1997
                             -------------------------- -----------------------
                                            WEIGHTED                WEIGHTED
                                            AVERAGE                 AVERAGE
                               SHARES    EXERCISE PRICE SHARES   EXERCISE PRICE
                             ----------  -------------- -------  --------------
Outstanding, beginning of
 period....................     182,700      $4.44          --       $ --
  Granted..................     978,935       8.79      199,980       4.44
  Exercised................         --         --           --         --
  Forfeited................     (23,140)      4.44      (17,280)      4.44
  Expired..................         --         --           --         --
                             ----------      -----      -------      -----
Outstanding, end of peri-
 od........................   1,138,495      $8.18      182,700      $4.44
                             ==========      =====      =======      =====
Exercisable, end of peri-
 od........................      53,187      $4.44          --       $ --
                             ==========      =====      =======      =====
Weighted average fair value
 of options granted........  $     3.62                 $  4.40

  The Company accounts for the stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been reduced to the following pro forma amounts:

                                                                   PERIOD FROM
                                                                    INCEPTION
                                                      YEAR ENDED  (MAY 26, 1996)
                                                      JANUARY 31, TO FEBRUARY 1,
                                                         1998          1997
                                                      ----------- --------------
      Net income (in thousands):
        As reported..................................   $10,838      $23,906
        Pro forma....................................    10,638       23,734
      Diluted net income per common share:
        As reported..................................   $  1.04      $  2.67
        Pro forma....................................      1.02         2.65

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the year ended January 31, 1998, and for the period from inception (May 26, 1996) to February 1, 1997, respectively: risk-free interest rates of 5.1% and 6.4%, no expected dividend yields, expected lives of three years, and expected volatility of 32.1% and 53.5%.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)


11. EMPLOYEE BENEFIT PLANS:

 401(k) Profit Sharing Plan

  The Company has a defined contribution 401(k) profit sharing plan for eligible employees which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax-deferred contributions of up to 15% of their eligible compensation (10% for those employees whose compensation in the previous year exceeded $80,000). For employees who have worked less than three years, the Company matches 25% of contributions, up to a maximum of 4% of the employee's eligible compensation. For employees who have worked more than three years, the Company matches 50% of contributions up to a maximum of 4% of the employee's eligible compensation. The Company may also, at its discretion, make a profit sharing contribution to the 401(k) profit sharing plan for each plan year. The Company's contributions vest after five years of service, or at age 65 regardless of service, or upon the death of the employee.

  The Predecessor Companies' contributions to the 401(k) profit sharing plan were $0.3 million, $1.0 million, $0.3 million and $0.6 million for the eight months ended January 27, 1996, for the five months ended May 25, 1996 and May 27, 1995, and for the year ended December 31, 1995, respectively. The Company's contributions to the 401(k) profit sharing plan were $1.5 million and $1.1 million for the year ended January 31, 1998, and for the period from inception (May 26, 1996) to February 1, 1997, respectively.

 Employee Stock Ownership Plan

  The Predecessor Companies' employees participated in CVS's Employee Stock Ownership Plan (ESOP). The ESOP was a defined contribution plan for all employees meeting certain eligibility requirements. The Company elected not to provide for a similar plan for its employees after the Acquisition.

  Compensation expense of $2.0 million, $0.2 million, $0.1 million and $2.0 million was recognized for the eight months ended January 27, 1996, for the five months ended May 25, 1996 and May 27, 1995, and during the year ended December 31, 1995.

12. TRANSACTIONS WITH CVS:

  The Predecessor Companies' operations were funded primarily by CVS. Under an agreement with CVS, the Predecessor Companies received cash necessary to fund their daily operations. The Predecessor Companies were dependent on CVS to provide a significant portion of their working capital financing. The weighted average interest rate on borrowings from CVS for the eight months ended January 27, 1996, the five months ended May 25, 1996 and May 27, 1995, and for the year ended December 31, 1995, was 6.2%, 5.8%, 5.6% and 6.4%, respectively. Prior to the Acquisition, in anticipation of the sale, CVS contributed $124 million to the Predecessor Companies, which was reflected as a capital contribution in the accompanying consolidated financial statements.

  CVS allocated administrative expenses and employee benefits to the Predecessor Companies. Allocations were based on the Predecessor Companies' ratable share of expense paid by CVS on behalf of the Predecessor Companies for combined programs. The total costs allocated to the Predecessor Companies for the eight months ended January 27, 1996, for the five months ended May 25, 1996 and May 27, 1995, and for the year ended December 31, 1995, were $1.0 million, $0.5 million, $0.6 million and $1.5 million, respectively, and are included in selling, general and administrative expenses.

  CVS Realty Company, Inc., a subsidiary of CVS, guaranteed the payment of the lease obligations of certain stores operated by the Predecessor Companies and charged a fee for that service. These fees are included in

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

selling, general and administrative expenses and amounted to $0.5 million, $0.3 million, $0.3 million, and $0.7 million for the eight months ended January 27, 1996, for the five months ended May 25, 1996 and May 27, 1995, and for the year ended December 31, 1995, respectively.

13. COMMITMENTS AND CONTINGENCIES:

 Leases

  The Company has noncancelable operating leases, primarily for retail stores, which expire through 2008. A limited number of the leases contain renewal options for periods ranging from six months to five years. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals, based on sales. Net rental expense for all operating leases was as follows (in thousands):

                                   COMPANY                       PREDECESSOR COMPANIES
                          -------------------------- ----------------------------------------------
                                       PERIOD FROM
                                        INCEPTION    EIGHT MONTHS  FIVE MONTHS ENDED
                          YEAR ENDED  (MAY 26, 1996)    ENDED     --------------------  YEAR ENDED
                          JANUARY 31, TO FEBRUARY 1, JANUARY 27,  MAY 25,    MAY 27,   DECEMBER 31,
                             1998          1997          1996      1996       1995         1995
                          ----------- -------------- ------------ -------  ----------- ------------
                                                     (UNAUDITED)           (UNAUDITED)
Minimum rentals.........    $37,326      $26,972       $28,598    $14,917    $17,436     $42,894
Contingent rentals......      3,058        1,924           942        449        353       1,092
                            -------      -------       -------    -------    -------     -------
                             40,384       28,896        29,540     15,366     17,789      43,986
Less--Sublease rentals..       (588)        (207)          (24)      (122)       --          (18)
                            -------      -------       -------    -------    -------     -------
    Total...............    $39,796      $28,689       $29,516    $15,244    $17,789     $43,968
                            =======      =======       =======    =======    =======     =======

  As of January 31, 1998, the future rental payments due under operating leases and future minimum sublease rental income, excluding lease obligations for closed stores, were as follows (in thousands):

      Fiscal years ending:
       1999........................................................... $ 31,089
       2000...........................................................   27,473
       2001...........................................................   24,041
       2002...........................................................   19,995
       2003...........................................................   16,558
      Thereafter......................................................   30,346
                                                                       --------
        Total......................................................... $149,502
                                                                       ========
      Total future minimum sublease rental income..................... $    941
                                                                       ========

  As of January 31, 1998, a significant number of the existing lease obligations continue to be guaranteed by CVS. Any leases entered into subsequent to the Acquisition will no longer be guaranteed by CVS.

 Litigation

  The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)


  Pursuant to the sale agreement, CVS has agreed to indemnify the Company for certain claims. For certain other claims, CVS's indemnification liability is limited to claims in the aggregate which exceed $1.2 million but not to exceed $12 million.

 Guarantees

  As of January 31, 1998 and February 1, 1997, the Company had outstanding letters of credit of approximately $6.5 million and $7.9 million, respectively (see Note 7), which were primarily used to guarantee foreign purchase orders.

 Purchase Commitments

  The Company has a contingent liability with respect to an unconditional contractual obligation for the purchase of supplies. The Company had a commitment to purchase $0.4 million and $0.5 million of these supplies on an as-needed basis as of January 31, 1998 and February 1, 1997, respectively. Total payments under this agreement, which was entered into in 1994, were $0.8 million, $0.9 million, $0.8 million, $0.5 million, $0.9 million and $1.6 million for the year ended January 31, 1998, for the period from inception (May 26, 1996) to February 1, 1997, for the eight months ended January 27, 1996, for the five months ended May 25, 1996 and May 27, 1995, and for the year ended December 31, 1995.

14. RELATED PARTY TRANSACTION:

  The Company regularly conducts business with G-III Apparel Group, Ltd. (G-
III), of which Morris Goldfarb, a director of Wilsons, is the Chief Executive Officer and Chairman of its Board of Directors. Purchases from G-III totaled $7.5 million, $5.0 million and $4.7 million for the year ended January 31, 1998, the thirteen-month period ended February 1, 1997, and the year ended December 31, 1995, respectively. The Company believes that transactions with G-III are on terms no less favorable to the Company than those obtainable in arms-length transactions with unaffiliated third parties.

  For a discussion of related party transactions involving the Predecessor Companies, see also Note 12.

15. SUBSEQUENT EVENT:

  On March 27, 1998, the Company repurchased the CVS Warrant for $9.99 million in cash and simultaneously cancelled the warrant. The warrant gave CVS the right to purchase 1,350,000 shares of common stock at $.60 per share.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON APRIL 14, 1998:

                                          Wilsons The Leather Experts Inc.
                                           (registrant)

                                                    /s/ Joel N. Waller
                                          By: _________________________________
                                                      JOEL N. WALLER,
                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                                AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

                                                   /s/ Douglas J. Treff
                                          By: _________________________________
                                                     DOUGLAS J. TREFF,
                                               VICE PRESIDENT FINANCE, CHIEF
                                              FINANCIAL OFFICER AND ASSISTANT
                                                         SECRETARY
                                               (PRINCIPAL FINANCIAL OFFICER)

                                                 /s/ Thomas R. Wildenberg
                                          By: _________________________________
                                                   THOMAS R. WILDENBERG,
                                               CHIEF ACCOUNTING OFFICER AND
                                                        CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON APRIL 14, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED:

         /s/ Joel N. Waller               Director, Chairman of the Board of
_____________________________________      Directors and Chief Executive
           JOEL N. WALLER                  Officer

         /s/ David L. Rogers              Director, President, Chief Operating
_____________________________________      Officer
           DAVID L. ROGERS

           /s/ Lyle Berman                Director
_____________________________________
             LYLE BERMAN

        /s/ Thomas J. Brosig              Director
_____________________________________
          THOMAS J. BROSIG

         /s/ Morris Goldfarb              Director
_____________________________________
           MORRIS GOLDFARB

                                 EXHIBIT INDEX

 EXHIBIT
   NO.           DESCRIPTION                 METHOD OF FILING
 ------- ---------------------------     -------------------------
   2.1   Sale Agreement dated as of
         May 24, 1996 by and among
         CVS New York, Inc., Wilsons
         Center, Inc., and Wilsons
         The Leather Experts Inc.(1).    Incorporated by Reference
   3.1   Amended Articles of
         Incorporation of Wilsons
         The Leather Experts Inc.
         dated May 24, 1996.(1).....     Incorporated by Reference
   3.2   Restated Bylaws of Wilsons
         The Leather Experts
         Inc.(2)....................     Incorporated by Reference
   3.3   Articles of Amendment of
         Amended Articles of
         Incorporation of Wilsons
         The Leather Experts Inc.
         dated October 11,
         1997.(3)...................     Incorporated by Reference
   4.1   Specimen of common stock
         certificate.(4)............     Incorporated by Reference
   4.2   Indenture dated as of
         August 18, 1997, by and
         among Wilsons The Leather
         Experts Inc., the other
         corporations listed on the
         signature pages thereof,
         and Norwest Bank Minnesota,
         National Association,
         including specimen
         certificate of 11 1/4%
         Series A Senior Notes due
         2004 and specimen
         certificate of 11 1/4%
         Series B Senior Notes due
         2004.(5)...................     Incorporated by Reference
   4.3   Purchase Agreement dated as
         of August 14, 1997, by and
         among Wilsons The Leather
         Experts Inc., the
         Subsidiary Guarantors party
         thereto, and BancAmerica
         Securities, Inc.(6)........     Incorporated by Reference
   4.4   Underwriter Warrants.(7)...     Incorporated by Reference
   4.5   Shareholder Agreement dated
         as of May 25, 1996 among
         Leather Investors Limited
         Partnership I, Leather
         Investors Limited
         Partnership II, the Other
         Investors Named on the
         Signature Pages thereto and
         Wilsons The Leather Experts
         Inc.(1)....................     Incorporated by Reference
   4.6   Amendment to the
         Shareholder Agreement among
         Leather Investors Limited
         Partnership I, Leather
         Investors Limited
         Partnership II, the Other
         Investors Named on the
         Signature Pages thereto and
         Wilsons The Leather Experts
         Inc.(1)....................     Incorporated by Reference
   4.7   Amendment to the
         Shareholder Agreement among
         Leather Investors Limited
         Partnership I, Leather
         Investors Limited
         Partnership II, the Other
         Investors Named on the
         Signature Pages thereto and
         Wilsons The Leather Experts
         Inc.(8)....................     Incorporated by Reference
   4.8   Amendment to the
         Shareholder Agreement among
         Leather Investors Limited
         Partnership I, Leather
         Investors Limited
         Partnership II, the Other
         Investors Named on the
         Signature Pages thereto and
         Wilsons The Leather Experts
         Inc.(9)....................     Incorporated by Reference
   4.9   Registration Rights
         Agreement dated as of
         August 18, 1997 by and
         among Wilsons The Leather
         Experts Inc., the
         Subsidiary Guarantors party
         thereto, and BancAmerica
         Securities, Inc.(10).......     Incorporated by Reference
   4.10  Redeemable Warrant
         Agreement, including form
         of Redeemable Warrant
         Certificate.(7)............     Incorporated by Reference
  10.1   Parent Guaranty dated as of
         May 25, 1996, by Wilsons
         The Leather Experts Inc.,
         Wilsons Center, Inc.,
         Rosedale Wilsons, Inc. and
         River Hills Wilsons, Inc.
         in favor of General
         Electric Capital
         Corporation.(11)...........     Incorporated by Reference
  *10.2  Wilsons The Leather Experts
         Inc. Executive and Key
         Management Incentive
         Plan.(1)...................     Incorporated by Reference

 EXHIBIT
   NO.                  DESCRIPTION                      METHOD OF FILING
 ------- -----------------------------------------   -------------------------
 *10.3   Wilsons The Leather Experts Inc. 401(k)
         Plan.(1).................................   Incorporated by Reference
 *10.4   Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and Joel N. Waller.(1)..............   Incorporated by Reference
 *10.5   Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and David L. Rogers.(1).............   Incorporated by Reference
 10.6    Credit Agreement dated as of May 25, 1996
         among Wilsons Leather Holdings Inc., as
         Borrower, the Lenders signatory thereto
         from time to time, as Lenders, and
         General Electric Capital Corporation, as
         Agent, Lender and Swing Line Lender.(1)..   Incorporated by Reference
 10.7    Security Agreement dated as of May 25,
         1996 by Wilsons Leather Holdings Inc. and
         other grantors listed on the signature
         pages thereto, in favor of General
         Electric Capital Corporation, in its
         capacity as Agent for Lenders.(1)........   Incorporated by Reference
 10.8    Security Agreement dated as of May 25,
         1996 by Wilsons Leather Holdings Inc. and
         the other grantors listed on the
         signature pages thereto, in favor of CVS
         New York, Inc.(1)........................   Incorporated by Reference
 10.9    Store Guarantors' Guaranty dated as of
         May 25, 1996, by Bermans The Leather
         Experts, Inc., Wilsons House of Suede,
         Inc., Wilsons Tannery West, Inc., the
         Georgetown Subsidiaries that are
         signatories thereto and the Individual
         Store Subsidiaries that are signatories
         thereto, in favor of General Electric
         Capital Corporation.(12).................   Incorporated by Reference
 *10.10  Wilsons The Leather Experts Inc. Amended
         1996 Stock Option Plan.(4)...............   Incorporated by Reference
 10.11   Amendment No. 1 to Credit Agreement.(4)..   Incorporated by Reference
 10.12   Amendment No. 2 to Credit Agreement.(4)..   Incorporated by Reference
 10.13   Amendment No. 3 to Credit
         Agreement.(13)...........................   Incorporated by Reference
 10.14   Amendment No. 1 to Security
         Agreement.(14)...........................   Incorporated by Reference
 10.15   Stock Exchange Agreement.(15)............   Incorporated by Reference
 10.16   Pledge Agreement, dated as of May 25,
         1996, between Wilsons The Leather Experts
         Inc. and CVS New York, Inc.(16)..........   Incorporated by Reference
 10.17   Pledge Agreement, dated as of May 25,
         1996, between Wilsons Center, Inc. and
         CVS New York, Inc.(16)...................   Incorporated by Reference
 10.18   Pledge Agreement, dated as of May 25,
         1996, between Rosedale Wilsons, Inc. and
         CVS New York, Inc.(16)...................   Incorporated by Reference
 10.19   Pledge Agreement, dated as of May 25,
         1996, between River Hills Wilsons, Inc.
         and CVS New York, Inc.(16)...............   Incorporated by Reference
 10.20   Amendment No. 1 to Pledge Agreement dated
         as of December 19, 1996, between River
         Hills Wilsons, Inc. and CVS New York,
         Inc.(16).................................   Incorporated by Reference
 10.21   Pledge Agreement, dated as of May 25,
         1996, between Wilsons The Leather Experts
         Inc. and General Electric Capital
         Corporation, individually and as agent
         for the lenders signatory to the Credit
         Agreement.(16)...........................   Incorporated by Reference
 10.22   Pledge Agreement, dated as of May 25,
         1996, between Wilsons Center, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(16)...   Incorporated by Reference

 EXHIBIT
   NO.                  DESCRIPTION                      METHOD OF FILING
 ------- -----------------------------------------   -------------------------
  10.23  Pledge Agreement, dated as of May 25,
         1996, between Rosedale Wilsons, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(16)...   Incorporated by Reference
  10.24  Pledge Agreement, dated as of May 25,
         1996, between River Hills Wilsons, Inc.
         and General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(16)...   Incorporated by Reference
  10.25  Amendment No. 4 to Credit
         Agreement.(17)...........................   Incorporated by Reference
  10.26  Repurchase Agreement dated as of August
         13, 1997, by and between Wilsons The
         Leather Experts Inc. and CVS New York,
         Inc.(18).................................   Incorporated by Reference
  10.27  Amendment No. 2 to Pledge Agreement dated
         as of July 31, 1997, between River Hills
         Wilsons, Inc. and General Electric
         Capital Corporation.(19).................   Incorporated by Reference
  10.28  Joinder Agreement dated as of July 31,
         1997, by and between Wilsons
         International Inc. and General Electric
         Capital Corporation.(20).................   Incorporated by Reference
  10.29  Reaffirmation of Guaranty dated as of
         July 31, 1997, by Wilsons The Leather
         Experts Inc., Wilsons Center, Inc.,
         Rosedale Wilsons, Inc. and River Hills
         Wilsons, Inc., in favor of General
         Electric Capital Corporation.(21)........   Incorporated by Reference
  10.30  Repurchase Agreement dated as of March
         27, 1998, between Wilsons The Leather
         Experts Inc. and CVS New York, Inc.......   Electronic Transmission
  10.31  Wilsons The Leather Experts Inc. 1998
         Stock Option Plan........................   Electronic Transmission
  11.1   Computation of per share income. ........   Electronic Transmission
  21.1   Subsidiaries of Wilsons The Leather
         Experts Inc.(7)..........................   Incorporated by Reference
  23.1   Consent of Arthur Andersen LLP. .........   Electronic Transmission
  23.2   Consent of KPMG Peat Marwick LLP. .......   Electronic Transmission
  27.1   Financial Data Schedule. ................   Electronic Transmission

--------
  * Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
 (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (333-13967) filed with the Securities and Exchange Commission (the "Commission") on October 11, 1996.
 (2) Incorporated by reference to Exhibit No. 3.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.
 (3) Incorporated by reference to Exhibit No. 3.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on April 18, 1997.
 (4) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
 (5) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
 (6) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
 (7) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.
 (8) Incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on April 18, 1997.

 (9) Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.
(10) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(11) Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(12) Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(13) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended May 3, 1997 filed with the Commission.
(14) Incorporated by reference to the same numbered exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on April 18, 1997.
(15) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 3, 1997 filed with the Commission.
(16) Incorporated by reference to the same numbered exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(17) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(18) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(19) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(20) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(21) Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.