Form 10-Q
period 1998-05-02
WILSONS THE LEATHER EXPERTS INC
filed 1998-06-08
CIK 1016607

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


Commission file number 000-21543


                        WILSONS THE LEATHER EXPERTS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MINNESOTA                             41-1839933
 -----------------------------------------    --------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification No.)

  7401 BOONE AVE. N., BROOKLYN PARK, MN                 55428
 -----------------------------------------    --------------------------
 (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code: (612) 391-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the Registrant's common stock as of June 3, 1998, was 9,870,522 shares.

                        WILSONS THE LEATHER EXPERTS INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

    Item 1. Condensed Consolidated Financial Statements

            Consolidated Balance Sheets -
                 May 2, 1998 and January 31, 1998                              3

            Consolidated Statements of Operations -
                 For the quarters ended May 2, 1998
                 and May 3, 1997                                               4

            Condensed Consolidated Statements of Cash Flows -
                 For the quarters ended May 2, 1998
                 and May 3, 1997                                               5

            Notes to Condensed Consolidated Financial Statements               6


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk        12


PART II - OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                         13

    Item 6. Exhibits and Reports on Form 8-K                                  13

    Signature                                                                 14

    Index to Exhibits                                                         15

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            MAY 2     JANUARY 31
               ASSETS                                        1998        1998
               ------                                     ---------   ---------
                                                         (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                              $  84,199   $ 112,975
   Accounts receivable, net                                   4,010       7,010
   Inventories                                               69,585      77,911
   Prepaid expenses                                             555         835
                                                          ---------   ---------
              Total current assets                          158,349     198,731

Property and equipment, net                                  26,523      25,182
Other assets, net                                             3,487       3,759
                                                          ---------   ---------
              Total assets                                $ 188,359   $ 227,672
                                                          =========   =========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                       $   9,689   $  11,598
   Accrued expenses                                          28,119      39,740
   Income taxes payable                                      11,024      22,418
   Deferred income taxes                                      4,770       4,770
                                                          ---------   ---------
              Total current liabilities                      53,602      78,526

Long-term debt                                               75,000      75,000
Other long-term liabilities                                   1,633       1,494
                                                          ---------   ---------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 45,000,000 shares
     authorized, 9,532,083 shares issued and outstanding
     on May 2, 1998 and January 31, 1998, respectively           95          95
   Additional paid-in capital                                37,850      37,850
   Retained earnings                                         20,217      34,744
   Cumulative translation adjustment                            (38)        (37)
                                                          ---------   ---------
              Total shareholders' equity                     58,124      72,652
                                                          ---------   ---------
              Total liabilities and shareholders' equity  $ 188,359   $ 227,672
                                                          =========   =========


     The accompanying notes are an integral part of these consolidated balance sheets.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   QUARTER     QUARTER
                                                    ENDED       ENDED
                                                    MAY 2       MAY 3
                                                     1998       1997
                                                   --------   --------

NET SALES                                          $ 68,011   $ 56,951

COSTS AND EXPENSES:
   Cost of goods sold, buying and occupancy costs    51,441     47,265
   Selling, general and administrative expenses      21,946     19,198
   Depreciation and amortization                        753        437
   Restricted stock compensation expense               --          450
                                                   --------   --------
                  Loss from operations               (6,129)   (10,399)

INTEREST EXPENSE, NET                                 1,151        671
                                                   --------   --------
                  Loss before income taxes           (7,280)   (11,070)

INCOME TAX BENEFIT                                   (2,743)    (3,807)
                                                   --------   --------
                  Net loss                         $ (4,537)  $ (7,263)
                                                   ========   ========


BASIC NET LOSS PER COMMON SHARE                    $  (0.48)  $  (0.95)
                                                   ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            9,532      7,650
                                                   ========   ========


DILUTED NET LOSS PER COMMON SHARE                  $  (0.48)  $  (0.95)
                                                   ========   ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - ASSUMING DILUTION                       9,532      7,650
                                                   ========   ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                QUARTER     QUARTER
                                                                 ENDED       ENDED
                                                                 MAY 2       MAY 3
                                                                  1998        1997
                                                               ---------   ---------
OPERATING ACTIVITIES:
   Net loss                                                    $  (4,537)  $  (7,263)

   Adjustments to reconcile net loss to net cash used in
      operating activities-
      Depreciation and amortization                                  753         437
      Amortization of deferred financing costs                       277         167
      Loss on disposal of assets                                      45        --
      Restricted stock compensation expense                         --           450
      Changes in operating assets and liabilities:
              Accounts receivable, net                             3,000       1,879
              Inventories                                          8,326      13,485
              Prepaid expenses                                       342        (111)
              Accounts payable and accrued expenses              (11,954)     (8,598)
              Income taxes payable and other liabilities         (11,254)     (8,994)
                                                               ---------   ---------

                        Net cash used in operating activities    (15,002)     (8,548)
                                                               ---------   ---------

INVESTING ACTIVITIES:
   Additions to property and equipment                            (2,125)     (1,088)
                                                               ---------   ---------

                        Net cash used in investing activities     (2,125)     (1,088)
                                                               ---------   ---------

FINANCING ACTIVITIES:
   Repurchase of CVS warrant                                      (9,990)       --
   Change in book overdrafts                                      (1,659)     (1,215)
                                                               ---------   ---------

                        Net cash used in financing activities    (11,649)     (1,215)
                                                               ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (28,776)    (10,851)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   112,975      81,553
                                                               ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  84,199   $  70,702
                                                               =========   =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       NATURE OF ORGANIZATION:

         The Company operates a chain of 450 retail stores as of May 2, 1998, all but two of which are located in the United States, specializing in the retail sales of leather apparel and accessories. The Company operates under several formats, including Wilsons The Leather Experts, the traditional business, specializing in moderately priced merchandise and Tannery West/Georgetown Leather Design, which provides a more upscale merchandise offering. The Company also operates airport stores that focus on selling accessories and seasonal holiday stores and kiosks that operate primarily during the October through December peak-selling season. The Company is the leading national specialty retailer of leather apparel and accessories in the United States.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION:

         The consolidated financial statements of the Company include all accounts of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries. All intercompany balances and transactions between the entities have been eliminated in consolidation.

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999.

3.       INVENTORIES:

         Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. If the first in, first out (FIFO) method of accounting had been used by the Company, inventories at May 2, 1998, would have been

$350,000 higher than reported. The LIFO provision included in inventory was zero for the quarter ended May 3, 1997.

4.       NET LOSS PER COMMON SHARE:

         In the fiscal year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaced primary EPS and fully diluted EPS, as defined by Accounting Principles Board (APB) Opinion No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to EPS as previously reported under APB No. 15 provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price. In addition, under SFAS No. 128, common stock equivalents are excluded from weighted average common shares outstanding, when computing diluted EPS, if the effect is antidilutive. In accordance with SFAS No. 128, EPS for the quarter ended May 3, 1997 have been restated.

5.       REPURCHASE OF THE WARRANT ISSUED TO CVS:

         On March 27, 1998, the Company repurchased a warrant issued to CVS in connection with the Acquisition for $9.99 million in cash and simultaneously cancelled the warrant. The warrant gave CVS the right to purchase 1,350,000 shares of common stock at $.60 per share.

6.       NEW ACCOUNTING PRONOUNCEMENT:

         Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive net loss did not differ materially from the reported net loss.

7.       SUBSEQUENT EVENTS:

         On May 6, 1998, the Company acquired the assets and assumed certain liabilities of 40 Wallet Works, Inc. stores for $5.2 million in a bankruptcy auction. The transaction will be accounted for under the purchase method of accounting.

         On May 11, 1998, the Company announced that it planned to redeem its outstanding common stock purchase warrants that were issued in the Company's initial public offering. The net proceeds to be received by the Company from the warrant redemption, after deducting estimated costs and expenses, will be approximately $16.9 million, assuming all of the common stock purchase warrants are exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries (Wilsons or the Company) should be read in conjunction with the Company's most recent audited financial statements and related notes included in its 1997 Annual Report on Form 10-K.

OVERVIEW

         The Company was organized in May 1996 to acquire 100% of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies) (the Acquisition) from CVS New York, Inc., a New York corporation (CVS; formerly Melville Corporation, the parent company to the Predecessor Companies). In May 1996, the Company, which was ultimately owned by management and an investor group, acquired such common stock. On May 27, 1997, the Company completed an initial public offering of 1,100,000 units at $9.00 per unit. In addition, the underwriter exercised its overallotment option to purchase 165,000 units. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant.

         The Company's business is highly seasonal and, accordingly, operating results for the interim periods described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak-selling season from October through December, which includes Christmas. Wilsons recorded 58.5% of its sales for the fiscal year ended January 31, 1998 during the peak-selling season. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak-selling season. Net sales are generally lowest during the period from April through July, and the Company typically does not become profitable, if at all, until the fourth quarter of a given fiscal year.

         The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented; however, there can be no assurance that the Company's business will not be affected by inflation in the future.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MAY 2, 1998 COMPARED TO THE FIRST QUARTER ENDED MAY 3, 1997

         Wilsons opened two stores and closed 12 stores in the first quarter ended May 2, 1998 compared to ten store closings during the same period last year. As of May 2, 1998, Wilsons operated 450 stores compared to 451 stores at May 3, 1997.

         Sales for the quarter ended May 2, 1998 were $68.0 million compared to $57.0 million for the quarter ended May 3, 1997, an increase of $11.0 million, or 19.4%. Comparable store sales for the first quarter of 1998 increased 20.5%. Sales were strong during the entire quarter in all regions of the country with all merchandise categories generating double-digit comparable store sales increases. Increased demand for leather apparel and accessories by the young men's and women's fashion customer drove the comparable store sales increase. In addition, Wilsons' strategy to increase inventory levels of its best-selling traditional merchandise contributed to the sales increase. The strong sales for the first quarter of 1998 continued the sales trend from the fourth quarter of 1997 in which comparable store sales increased 7.5%.

         Cost of goods sold, buying and occupancy costs for the first quarter of 1998 were $51.4 million, or 75.6% of sales, compared to $47.3 million, or 83.0% of sales, for the same period a year ago. Gross margin net of occupancy costs increased 3.7 points as a percent of sales for the quarter as compared to last year due primarily to decreased markdowns. Occupancy costs for the current quarter decreased 3.7 points as a percent of sales, as comparable store sales increased 20.5% while occupancy expenses were flat compared to last year. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. The LIFO provision, included in cost of sales, was $0.4 million for the quarter ended May 2, 1998, while a LIFO provision was not required for the first quarter of 1997 (see Note 3. in the Notes to the Condensed Consolidated Financial Statements).

         Selling, general and administrative expenses for the first quarter of 1998 were $21.9 million, or 32.3% of sales, compared to $19.2 million, or 33.7% of sales, for the same period last year. The 1.4 points as a percent of sales improvement in the selling, general and administrative expense rate is substantially due to increased store productivity, as the increase in sales more than offset the related increase in store expenses.

         Depreciation and amortization expense for the first quarter of 1998 was $0.8 million, or 1.1% of sales, compared to $0.4 million, or 0.8% of sales, last year. The increase in depreciation and amortization is due to the additional depreciation resulting from capital expenditures for the renovation of and improvements to existing stores and constructing new stores.

         As a result of the above, Wilsons had a loss from operations of $6.1 million for the quarter ended May 2, 1998, compared to a loss from operations of $10.4 million for the quarter ended May 3, 1997.

         Net interest expense for the first quarter of 1998 was $1.2 million, or 1.7% of sales, compared to $0.7 million, or 1.2% of sales, for the first quarter of 1997. The increase in net interest expense is due to an increase in the average amount of debt outstanding, higher borrowing rates and additional deferred financing cost amortization related to the issuance of $75 million of senior notes due 2004 partially offset by an increase in interest income.

         Income tax benefit for the first quarter of 1998 was $2.7 million, or 4.0% of sales, compared to a $3.8 million income tax benefit, or 6.7% of sales, last year. The effective tax benefit rate increased in 1998 to a 37.7% tax rate from a 34.4% tax rate in 1997 due primarily to the non-deductibility of the $450 thousand restricted stock compensation expense in the first quarter of 1997 and state income taxes.

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

         General Electric Capital Corporation and a syndicate of banks (the Banks) have provided the Company with a senior credit facility that expires in May 1999 (the Senior Credit Facility). The Senior Credit Facility provides for borrowings of up to $150.0 million in aggregate principal amount, which amount includes a letter of credit subfacility of up to $90.0 million. The maximum amount available under the Senior Credit Facility, however, is further subject to a borrowing base limitation (less certain reserves) of 65% of eligible inventory. The Company's borrowing availability is also reduced by outstanding letters of credit. Interest is payable on borrowings at one or more variable rates determined by reference to the "prime" rate plus .25% ("prime" plus 0.0% for the first $10.0 million of borrowings) or LIBOR plus 1.75%. The spreads are subject to possible changes based upon the Company's financial results. As of May 2, 1998, the Company had $28.2 million of senior indebtedness outstanding under its Senior Credit Facility consisting of no borrowings and $28.2 million of outstanding letters of credit. The Company pays a monthly fee equal to .375% per annum on the unused amount of the Senior Credit Facility and on that portion of the first $10.0 million in borrowings that bears interest at prime plus a spread. For letters of credit, the Company pays a monthly fee in an amount equal to 1.25% per annum times the daily average of the amount of letters of credit outstanding during each month, which percentage is subject to possible changes based on the Company's financial results. The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. For the fiscal year ended January 31, 1998, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $30.8 million and $51.9 million, respectively. For the fiscal year ended January 31, 1998, the average amounts of such borrowings and the average amounts covered by outstanding letters of credit were $3.6 million and $28.1 million, respectively.

         Subsequent to May 2, 1998, the Company acquired the assets and assumed certain liabilities of 40 Wallet Works, Inc. stores for $5.2 million in a bankruptcy auction. The asset purchase will enable the Company to expand its leather accessories offerings to a new distribution channel - factory outlet malls. On May 11, 1998, the Company began mailing notice to warrantholders that it planned to redeem its outstanding common stock purchase warrants that were issued in the Company's initial public offering and fixed the redemption date at June 15, 1998. The net proceeds to be received by the Company from the warrant redemption, after deducting estimated costs and expenses, will be approximately $16.9 million, assuming all of the outstanding common stock purchase warrants are exercised (see Note 7. in the Notes to the Condensed Consolidated Financial Statements).

         The Company is highly dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that the net proceeds from the Senior Credit Facility together with current and anticipated cash flow from operations will be adequate to meet the Company's anticipated working capital and capital expenditure requirements until the Senior Credit Facility expires in 1999, when the Company expects to extend or replace such facility. There can be no assurance, however, that the Senior Credit Facility will be sufficient to fund such needs, or, if the Senior Credit Facility is insufficient to meet such needs, that the Company will be able to obtain any additional financing or obtain such financing on terms acceptable to the Company.

CASH FLOW ANALYSIS

         Operating activities for the first quarter ended May 2, 1998 resulted in cash used of $15.0 million compared to cash used of $8.5 million in the quarter ended May 3, 1997. The $15.0 million cash used in operating activities in the first quarter of 1998 was primarily a result of the net loss of $4.5 million and the seasonal $23.2 million decrease in accounts payable, accrued expenses, income taxes payable and other liabilities partially offset by the seasonal $11.3 million decrease in inventories and accounts receivable.

         Fluctuations in certain balance sheet accounts between January 31, 1998 and May 2, 1998 reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories and accounts receivable fluctuate due to the seasonal nature of the retail business. Along with the fluctuations in these current assets, there is also a corresponding fluctuation in trade accounts payable and certain accrued liabilities. Income taxes payable fluctuate based on the Company's quarterly earnings and state and federal estimated tax payment requirements.

         Investing activity for the quarter ended May 2, 1998 was comprised of capital expenditures totaling $2.1 million. The capital expenditures were primarily for the renovation of and improvements to existing stores and constructing new stores. Capital expenditures for the same period last year totaled $1.1 million.

         Cash used in financing activities for the first quarter ended May 2, 1998 was $11.6 million. The $11.6 million used in financing activities in the first quarter of 1998 was the result of $9.99 million used to repurchase the warrant issued to CVS (see Note 5. in the Notes to the Condensed Consolidated Financial Statements) and a $1.7 million decrease in book overdrafts which occur as outstanding checks exceed funds on deposit in noninvestment accounts. Financing activities in the first quarter of 1997 relate to a $1.2 million decrease in book overdrafts.

         Management believes that the Company's financial resources, including the Senior Credit Facility together with current and anticipated cash flow from operations, will be adequate to fund the Company's operations for the foreseeable future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I.,
         Item 2., of the document for a description of limitations upon the payment of dividends.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 A.      Exhibits

                         Exhibit            Description
                         -------            -----------
                         11.1               Computation of per share loss

                         27.1               Financial Data Schedule

                         27.2 Restated Financial Data Schedule for the Quarter Ended May 3, 1997

                 B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first quarter ended May 2, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By:   /s/ Douglas J. Treff
      ------------------------------------
      Douglas J. Treff
      Vice President, Finance,
      Chief Financial Officer, and
      Assistant Secretary


Date: June 8, 1998
      ------------------------------------

                                INDEX TO EXHIBITS

  Exhibit
    No.              Description                            Method of Filing
  -------            -----------                            ----------------

   11.1      Computation of per share loss              Electronic Transmission

   27.1      Financial Data Schedule                    Electronic Transmission

   27.2      Restated Financial Data Schedule for       Electronic Transmission
             the Quarter Ended May 3, 1997