Form 10-Q
period 1998-08-01
WILSONS THE LEATHER EXPERTS INC
filed 1998-08-20
CIK 1016607

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 1, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission file number 000-21543


                        WILSONS THE LEATHER EXPERTS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                    41-1839933
----------------------------------          -----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

         7401 BOONE AVE. N., BROOKLYN PARK, MN            55428
 ------------------------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (612) 391-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of August 19, 1998, was 10,825,017 shares.

                        WILSONS THE LEATHER EXPERTS INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1. Condensed Consolidated Financial Statements

             Consolidated Balance Sheets as of August 1, 1998
             and January 31, 1998                                              3

             Consolidated Statements of Operations for the quarters and
             six months ended August 1, 1998 and August 2, 1997                4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended August 1, 1998 and August 2, 1997                6

             Notes to Condensed Consolidated Financial Statements              7


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       15


PART II - OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                        16

     Item 4. Submission of Matters to a Vote of Security Holders              16

     Item 6. Exhibits and Reports on Form 8-K                                 16

     Signature                                                                17

     Index to Exhibits                                                        18

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                 AUGUST 1,    JANUARY 31,
               ASSETS                                              1998         1998
               ------                                            ---------    ----------
                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                      $  42,287    $ 112,975
  Accounts receivable, net                                           8,982        7,010
  Inventories                                                      101,495       77,911
  Prepaid expenses                                                   1,567          835
                                                                 ---------    ---------
         Total current assets                                      154,331      198,731

Property and equipment, net                                         31,501       25,182
Other assets, net                                                    4,168        3,759
                                                                 ---------    ---------
         Total assets                                            $ 190,000    $ 227,672
                                                                 =========    =========


         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                               $  13,001    $  11,598
  Accrued expenses                                                  29,399       39,740
  Income taxes payable                                               1,287       22,418
  Deferred income taxes                                              5,462        4,770
                                                                 ---------    ---------
         Total current liabilities                                  49,149       78,526

Long-term debt                                                      75,000       75,000
Other long-term liabilities                                          2,318        1,494
                                                                 ---------    ---------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 100,000,000 shares authorized,
    10,825,017 and 9,532,083 shares issued and outstanding on
    August 1, 1998 and January 31, 1998, respectively                  108           95
  Additional paid-in capital                                        55,135       37,850
  Retained earnings                                                  8,339       34,744
  Cumulative translation adjustment                                    (49)         (37)
                                                                 ---------    ---------
         Total shareholders' equity                                 63,533       72,652
                                                                 ---------    ---------
         Total liabilities and shareholders' equity              $ 190,000    $ 227,672
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              QUARTER ENDED
                                                          --------------------
                                                          AUGUST 1,   AUGUST 2,
                                                            1998         1997
                                                          --------    --------
NET SALES                                                 $ 45,724    $ 36,471

COSTS AND EXPENSES:
   Cost of goods sold, buying and occupancy costs           41,304      36,957
   Selling, general and administrative expenses             20,906      17,293
   Depreciation and amortization                               969         505
   Restricted stock compensation expense                      --           450
                                                          --------    --------
         Loss from operations                              (17,455)    (18,734)

INTEREST EXPENSE, NET                                        1,821       1,248
                                                          --------    --------
   Loss before income taxes                                (19,276)    (19,982)

INCOME TAX BENEFIT                                          (7,398)     (7,401)
                                                          --------    --------
   Net loss                                               $(11,878)   $(12,581)
                                                          ========    ========



BASIC NET LOSS PER COMMON SHARE                           $  (1.16)   $  (1.41)
                                                          ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  10,240       8,928
                                                          ========    ========


DILUTED NET LOSS PER COMMON SHARE                         $  (1.16)   $  (1.41)
                                                          ========    ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - ASSUMING DILUTION                             10,240       8,928
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                     ------------------------
                                                     AUGUST 1,      AUGUST 2,
                                                       1998           1997
                                                     ---------      ---------
NET SALES                                            $ 113,735      $  93,422

COSTS AND EXPENSES:
  Cost of goods sold, buying and occupancy costs        92,745         84,222
  Selling, general and administrative expenses          42,852         36,491
  Depreciation and amortization                          1,722            942
  Restricted stock compensation expense                   --              900
                                                     ---------      ---------
         Loss from operations                          (23,584)       (29,133)

INTEREST EXPENSE, NET                                    2,972          1,919
                                                     ---------      ---------

         Loss before income taxes                      (26,556)       (31,052)

INCOME TAX BENEFIT                                     (10,141)       (11,208)
                                                     ---------      ---------
         Net loss                                    $ (16,415)     $ (19,844)
                                                     =========      =========



BASIC NET LOSS PER COMMON SHARE                      $   (1.66)     $   (2.39)
                                                     =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               9,886          8,289
                                                     =========      =========

DILUTED NET LOSS PER COMMON SHARE                    $   (1.66)     $   (2.39)
                                                     =========      =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - ASSUMING DILUTION                          9,886          8,289
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                       ------------------------
                                                                        AUGUST 1,      AUGUST 2,
                                                                          1998           1997
                                                                       ---------      ---------
OPERATING ACTIVITIES:
  Net loss                                                             $ (16,415)     $ (19,844)

  Adjustments to reconcile net loss to net cash used in
    operating activities-
    Depreciation and amortization                                          1,722            942
    Amortization of deferred financing costs                                 569            333
    Restricted stock compensation expense                                   --              900
    Loss on disposal of assets                                               168           --
    Deferred income taxes                                                  1,238          1,688
    Changes in operating assets and liabilities, net of
     assets and liabilities acquired:
       Accounts receivable, net                                           (1,972)        (2,640)
       Inventories                                                       (20,484)       (22,258)
       Prepaid expenses                                                     (884)           612
       Accounts payable and accrued expenses                              (8,838)        (4,197)
       Income taxes payable and other liabilities                        (20,722)       (17,015)
                                                                       ---------      ---------

         Net cash used in operating activities                           (65,618)       (61,479)
                                                                       ---------      ---------

INVESTING ACTIVITIES:
  Additions to property and equipment                                     (7,215)        (2,562)
  Acquisition, net of cash acquired                                       (5,128)          --
                                                                       ---------      ---------

         Net cash used in investing activities                           (12,343)        (2,562)
                                                                       ---------      ---------

FINANCING ACTIVITIES:
  Proceeds from sale of common stock and exercise
    of redeemable warrants                                                17,166          9,452
  Repurchase of CVS warrant                                               (9,990)          --
  Change in book overdrafts                                                   97         (2,873)
                                                                       ---------      ---------

         Net cash provided by financing activities                         7,273          6,579
                                                                       ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (70,688)       (57,462)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           112,975         81,553
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  42,287      $  24,091
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   NATURE OF ORGANIZATION:

     Wilsons, incorporated in Minnesota in 1996, is the leading specialty retailer of men's and women's leather outerwear, apparel and accessories in the United States. As of August 1, 1998, the Company operated 503 retail stores located in 44 states, Canada and England, including 438 mall-based stores, 25 airport locations and 40 factory outlet stores. The Company's mall-based stores offer a full range of its leather merchandise while the less seasonal airport and factory outlet stores offer primarily accessories. The Company regularly supplements its mall-based operations with seasonal holiday stores during its peak selling period from October through December and operated 197 of these stores in 1997.


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

3.   INVENTORIES:

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. If the first in, first out
(FIFO) method of accounting had been used by the Company, inventories at August 1, 1998, would have been $0.6 million higher than reported. The LIFO provision included in inventory was zero at August 2, 1997.

4.   NET LOSS PER COMMON SHARE:

     In the fiscal year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaced primary EPS and fully diluted EPS, as defined by Accounting Principles Board (APB) Opinion No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to EPS as previously reported under APB No. 15 provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price. In addition, under SFAS No. 128, common stock equivalents are excluded from weighted average common shares outstanding, when computing diluted EPS, if the effect is antidilutive. In accordance with SFAS No. 128, EPS for the quarter and six months ended August 2, 1997 have been restated.

5.   ACQUISITION OF WALLET WORKS:

     On May 13, 1998, the Company acquired certain assets of 40 Wallet Works, Inc. stores for $5.1 million. The transaction was accounted for under the purchase method of accounting.

6.   REDEMPTION OF COMMON STOCK PURCHASE WARRANTS:

     On June 16, 1998, the Company completed the redemption of its outstanding redeemable common stock purchase warrants that were issued in the Company's initial public offering. The net proceeds received by the Company from warrant exercises prompted by such redemption, after deducting costs and expenses, were $17.0 million.

7.   NEW ACCOUNTING PRONOUNCEMENT:

     SFAS No. 130, "Reporting Comprehensive Income" effective beginning in
1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The Company adopted SFAS No. 130 during 1998. Comprehensive income is not materially different than net income as reported.

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

OVERVIEW

     Wilsons The Leather Experts is the leading specialty retailer of men's and women's leather outerwear, apparel and accessories in the United States. The Company operates 503 retail stores in 44 states, Canada and England, including 438 mall-based stores, 25 airport locations and 40 factory outlet stores. The Company also operates holiday stores, numbering 197 in 1997, to better capitalize on its peak selling season. Wilsons' mall-based stores average approximately 2,000 square feet in size and feature merchandise tailored to the demographics and buying patterns of each store's local customer base.

     The Company's business is highly seasonal and, accordingly, operating results for the interim periods described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak selling season from October through December, which includes the holiday selling season. Wilsons recorded 58.5% of its sales for the fiscal year ended January 31, 1998 during the peak-selling season. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling season. Net sales are generally lowest during the period from April through July, and the Company historically has not become profitable, if at all, until the fourth quarter of a given fiscal year.

     The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented; however, there can be no assurance that the Company's business will not be affected by inflation in the future.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED AUGUST 1, 1998 COMPARED TO THE QUARTER ENDED AUGUST 2, 1997

     Wilsons acquired 40 stores and opened 12 stores in the quarter ended August 1, 1998 compared to one store opening during the same quarter last year. On May 13, 1998, Wilsons acquired 40 Wallet Works, Inc. stores (see Note 5 in the Notes to the Condensed Consolidated Financial Statements). Included in the 12 stores opened in the second quarter of 1998 are two stores located in the Lester B. Pearson airport in Toronto, Canada and one store located in Heathrow airport in London, England. As of August 1, 1998, Wilsons operated 503 stores compared to 452 stores at August 2, 1997.

     Sales for the quarter ended August 1, 1998, were $45.7 million, an increase of $9.2 million or 25.2% from $36.5 million one year ago. Comparable store sales increased 9.3% for the quarter. The men's division had a strong pre-season special order promotion while accessories had successful Mother's Day and Father's Day events. Wallet Works, purchased by the Company on May 13, 1998, generated sales of $3.5 million for the quarter.

     Cost of goods sold, buying and occupancy costs for the second quarter of 1998 were $41.3 million, or 90.3% of sales, compared to $37.0 million, or 101.3% of sales, for the same period a year ago. Gross profit net of occupancy costs increased 4.2 points for the quarter as a percent of sales as compared to last year due primarily to year-to-date comparable store sales which reduced the need for markdowns to drive merchandise sales. Occupancy costs decreased 6.8 points as a percent of sales, as comparable store sales increased 9.3% while occupancy expenses were flat compared to last year. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. The LIFO provision, included in cost of sales, was $0.2 million for the quarter ended August 1, 1998, while a LIFO provision was not required for the second quarter of 1997 (see Note 3 in the Notes to the Condensed Consolidated
Financial Statements).

     Selling, general and administrative expenses for the second quarter of 1998 were $20.9 million, or 45.7% of sales, compared to $17.3 million, or 47.4% of sales, for the same period last year. The 1.7 points as a percent of sales improvement in the selling, general and administrative expense rate is largely due to increased store productivity, as the increase in sales more than offset the related increase in store expenses.

     Depreciation and amortization expense for the second quarter of 1998 was $1.0 million, or 2.1% of sales, compared to $0.5 million, or 1.4% of sales, last year. The increase in depreciation and amortization resulted from capital expenditures for the renovation of and improvements to existing stores and construction of new stores.

     Included in cost and expenses in the quarter ended August 2, 1997 was a $0.5 million charge associated with the vesting of restricted stock (Restricted Stock) purchased by certain managers of the Company in connection with the management-led buy-out of the Company (Management Buyout) from CVS New York, Inc. (CVS). The Company did not incur any restricted stock compensation in the quarter ended August 1, 1998 as all remaining Restricted Stock vested in the third quarter of 1997.

     Wilsons had a loss from operations of $17.5 million for the quarter ended August 1, 1998, compared to a loss from operations of $18.7 million for the quarter ended August 2, 1997.

     Net interest expense for the second quarter of 1998 was $1.8 million, or 4.0% of sales, compared to $1.2 million, or 3.4% of sales, for the second quarter of 1997. The increase in net interest expense is due to an increase in the average amount of long-term debt outstanding, higher interest rates on the long-term debt and additional deferred financing cost amortization related to the issuance of $75 million of 11 1/4% senior notes due 2004 (Senior Notes) partially offset by an increase in interest income.

     Income tax benefit for the second quarter of 1998 was $7.4 million, or 16.2% of sales, compared to a $7.4 million income tax benefit, or 20.3% of sales, last year. The effective tax rate increased in 1998 to a 38.4% tax rate from a 37.0% tax rate in 1997 due primarily to the non-deductibility of the $0.5 million restricted stock compensation expense in the second quarter of 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 1, 1998 COMPARED TO THE SIX MONTHS ENDED AUGUST 2, 1997

     Wilsons opened 13 stores, acquired 40 stores and closed 12 stores in the six months ended August 1, 1998, compared to one store opening and 10 store closings in the six months ended August 2, 1997. Included in the 13 stores opened in 1998 are two stores located in Lester B. Pearson airport in Toronto, Canada and one store located in Heathrow airport in London, England. On May 13, 1998, Wilsons acquired 40 Wallet Works stores. As of August 1, 1998, Wilsons operated 503 stores compared to 452 stores as of August 2, 1997.

     Sales for the six months ended August 1, 1998 were $113.7 million compared to $93.4 million for the six months ended August 2, 1997, an increase of $20.3 million, or 21.7%. Comparable store sales increased 15.5% driven by strong sales of men's, juniors and accessory products. Of this $20.3 million increase, $14.0 million was attributable to comparable store sales increases, $3.5 million was attributable to the inclusion of Wallet Works for a portion of the period and $2.8 million was attributable to net new store openings, primarily new airport stores.

     Cost of goods sold, buying and occupancy costs for the six months ended August 1, 1998 were $92.7 million, or 81.5% of sales, compared to $84.2 million, or 90.2% of sales, for the six months ended August 2, 1997. As a percent of sales, gross profit net of occupancy costs increased 3.9% for the six months as compared to the period one year ago due primarily to decreased markdowns resulting from strong merchandise sales associated with the 15.5% comparable store sales increase. For the 1998 period, occupancy costs as a percent of sales decreased 4.8%, as strong sales increases leveraged occupancy expenses that were flat compared to last year.

     Selling, general and administrative expenses for the six months ended August 1, 1998 were $42.9 million, or 37.7% of sales, compared to $36.5 million, or 39.1% of sales, for the six months ended August 2, 1997. The reduction in the selling, general and administrative expenses as a percent of sales was largely due to increased store productivity and better leveraging of corporate operating expenses.

     Depreciation and amortization expense for the six months ended August 1, 1998 was $1.7 million, or 1.5% of sales, compared to $0.9 million, or 1.0% of sales, for the six months ended August 2, 1997. The increase in depreciation and amortization resulted from capital expenditures for the renovation of and improvements to existing stores and the construction of new stores.

     Included in costs and expenses in the 1997 period was a $0.9 million noncash compensation charge associated with the vesting of the Restricted Stock. The Company did not incur any restricted stock compensation in the six months ended August 1, 1998 as all remaining Restricted Stock vested in the third quarter of 1997.

     Wilsons had a loss from operations of $23.6 million for the six months ended August 1, 1998, compared to a loss from operations of $29.1 million for the six months ended August 2, 1997.

     Net interest expense for the six months ended August 1, 1998 was $3.0 million, or 2.6% of sales, compared to $1.9 million, or 2.1% of sales, for the six months ended August 2, 1997. The increase in net interest expense was due to an increase in the average amount of long-term debt outstanding, higher interest rates on the long-term debt and additional deferred financing cost amortization related to the issuance of the Senior Notes. This increase was partially offset by an increase in interest income.

     Income tax benefit for the six months ended August 1, 1998 was $10.1 million, or 8.9% of sales, compared to an $11.2 million income tax benefit, or 12.0% of sales, for the six months ended August 2, 1997. The effective tax benefit rate in 1998 increased to a 38.2% tax rate from a 36.1% tax rate in 1997 due primarily to the nondeductibility of the $0.9 million restricted stock compensation charge incurred in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Wilsons' capital requirements are primarily driven by the Company's seasonal working capital needs, and its strategy to open new stores, remodel existing stores and update information systems. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December.

     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility that expires in May 1999 (Senior Credit Facility). The Senior Credit Facility provides for borrowings of up to $150.0 million in aggregate principal amount, which amount includes a letter of credit subfacility of up to $90.0 million. The maximum amount available under the Senior Credit Facility, however, is further subject to a borrowing base limitation (less certain reserves) of 65.0% of eligible inventory. The Company's borrowing availability is also reduced by outstanding letters of credit. Interest is payable on borrowings at one or more variable rates determined by reference to the "prime" rate plus 0.25% ("prime" plus 0.0% for the first $10.0 million of borrowings) or LIBOR plus 1.75%. The spreads are subject to possible changes based upon the Company's financial results. As of August 1, 1998, the Company had no borrowings under the Senior Credit Facility and $43.0 million of outstanding letters of credit. The Company pays a monthly fee equal to 0.375% per annum on the unused amount of the Senior Credit Facility and on that portion of the first $10.0 million in borrowings that bears interest at prime plus a spread. For letters of credit, the Company pays a monthly fee in an amount equal to 1.25% per annum times the daily average of the amount of letters of credit outstanding during each month, which percentage is subject to possible changes based on the Company's financial results. The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. For 1997, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $30.8 million and $51.9 million, respectively. For 1997, the average amounts of borrowings and the average amounts covered by outstanding letters of credit were $3.6 million and $28.1 million, respectively. The Company is dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that borrowing capacity under the Senior Credit Facility, together with current and anticipated cash flow from operations, the remaining net proceeds from the exercise of the Company's redeemable common stock purchase warrants and proceeds from the Offering (defined below) should be adequate to meet the Company's anticipated working capital and capital expenditure requirements until the Senior Credit Facility expires in 1999, when the Company expects to extend or replace such facility.

     On March 27, 1998, Wilsons repurchased and simultaneously cancelled a warrant (CVS Warrant) previously issued to CVS for $10.0 million in cash. The CVS Warrant had been issued to CVS in connection with the Management Buyout and gave CVS the right to purchase a total of 1,350,000 shares of the Company's Common Stock.

    On May 13, 1998, the Company acquired certain assets of Wallet Works, Inc. for a purchase price of $5.1 million. The purchase will enable the Company to expand its leather accessories business into factory outlet malls, a new distribution channel for the Company. (See Note 5 of Notes to Condensed Consolidated Financial Statements).

     On June 16, 1998, the Company completed the redemption of its outstanding redeemable common stock purchase warrants that were issued in the Company's initial public offering on May 27, 1997 (Initial Public Offering). The net proceeds received by the Company from the exercise of such warrants prompted by such warrant redemption, after deducting costs and expenses, were approximately $17.0 million.

     On August 20, 1998, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of 2,000,000 shares of Common Stock by the Company (Offering). The underwriters of the Offering have been granted a 30-day option to purchase up to an additional 300,000 shares of Common Stock from selling shareholders for the purpose of covering over-allotments. The Company plans to use approximately $20.9 million, a majority of the net proceeds from the Offering, to redeem a portion of the principal amount of the Senior Notes and to pay the redemption premium thereon. The remaining net proceeds will be used for general corporate purposes, including seasonal working capital needs.


CASH FLOW ANALYSIS

     Operating activities for the six months ended August 1, 1998 resulted in cash used of $65.6 million. The cash used was primarily the result of the net loss of $16.4 million, the $29.6 million seasonal decrease in accounts payable, accrued expenses, income taxes payable and other liabilities and the $22.5 million seasonal increase in inventories and accounts receivable. The Company used $61.5 million for the six months ended August 2, 1997. The cash used in 1997 was primarily the result of the net loss of $19.8 million, the $21.2 million seasonal decrease in accounts payable, accrued expenses, income taxes payable and other liabilities and the $24.9 million seasonal increase in inventories and accounts receivable.

     Changes in certain balance sheet accounts between January 31, 1998 and August 1, 1998 reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company.

     Investing activity for the six months ended August 1, 1998 totaled $12.3 million, comprised of capital expenditures of $7.2 million and the purchase of Wallet Works for $5.1 million. The capital expenditures were primarily for the renovation of and improvements to existing stores and the construction of new stores. Capital expenditures for the same period last year were $2.6 million.

     Cash provided by financing activities for the six months ended August 1, 1998 was $7.3 million. The $7.3 million provided by financing activities was primarily the result of the $17.0 million net proceeds received by the Company from the exercise of the common stock redeemable purchase warrants offset by the $10.0 million used to repurchase the warrant issued to CVS. Financing activities for the first six months of 1997 provided $6.6 million of cash, including $9.5 million of proceeds from the Company's Initial Public Offering offset by a $2.9 million decrease in book overdrafts which occur as outstanding checks exceed funds on deposit in noninvestment accounts.

     Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: changing fashion trends and consumer preferences; adverse economic conditions and consumer shopping patterns; seasonality of business; risks of foreign sourcing and international business; effect of year 2000 on information systems; risks associated with future growth; loss of key personnel; high levels of Company debt and restrictions imposed by lenders and indenture; competition in the retail industry; price and availability of raw material; availability of personnel;
and possible volatility of stock price.

EFFECT OF YEAR 2000 ON INFORMATION SYSTEMS

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century change in the year 2000. Moreover, these programs often are highly dependent upon historical or dynamic financial and other data that, based on the programs' inability to distinguish between the year 2000 and other century-end years, could be misreported or misinterpreted and cause significant resulting errors. If not corrected, many computer applications could fail when processing year 2000 data.

  The Company is assessing the impact of the year 2000 issue and has or intends to modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has also had discussions with its significant suppliers to determine the readiness of those suppliers to correct year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those suppliers fail to properly remedy their computer systems. The Company believes that its actions with key suppliers will minimize these risks. The scope of the year 2000 readiness effort includes (i) information technology such as software and hardware, (ii) non-information systems or embedded technology such as microcontrollers contained in various equipment, safety systems, facilities and utilities and
(iii) readiness of key third-party suppliers. If needed modifications and conversions are not made on a timely basis, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

  The cost to the Company to identify and correct year 2000 issues is estimated to be $1.5 million, although there can be no assurance that the expenditures will not be significantly higher. As of August 1, 1998, the Company had expensed incremental costs of $0.1 million related to the year 2000 issue. The total remaining incremental costs are estimated to be $1.4 million. The Company is expensing as incurred all costs related to the assessment and correction of the year 2000 issue. These costs are being funded through operating cash flows. The Company's total cost for the year 2000 issue includes estimated costs of and time associated with interfacing with third parties. The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems are based upon assumptions regarding future events, including the continued availability of certain resources, year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for year 2000 compliance. These developments include, but are not limited to (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the year 2000 compliance success that key suppliers attain.

  While the Company believes its planning efforts are adequate to address its year 2000 concerns, the year 2000 readiness of the Company's suppliers and business partners may lag behind the Company's efforts. Although the Company does not believe that the year 2000 matters discussed above will have a material impact on its business, financial condition and results of operations, it is uncertain as to what extent the Company may be affected by such matters.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 1998 Annual Meeting of Shareholders held on June 16, 1998, the shareholders approved the following:

(a)  The election of directors. Each nominated director was elected as follows:

Director-Nominee                         Votes For            Votes Withheld
----------------                        -----------           --------------
Lyle Berman                             8,896,127.9                5,300
Thomas J. Brosig                        8,896,127.9                5,300
Morris Goldfarb                         8,896,127.9                5,300
David L. Rogers                         8,896,127.9                5,300
Joel N. Waller                          8,896,127.9                5,300

(b) Approval and adoption of the Amended and Restated Articles of Incorporation of the Company.

     The proposal received 8,327,239.9 votes for and 47,700 votes against. There were no abstentions and 526,488 broker non-votes.

(c) Ratification of the appointment of Arthur Andersen LLP as the Independent Public Accountants of the Company for the fiscal year ending January 30, 1999.

     The proposal received 8,897,527.9 votes for and 200 votes against. There were 3,700 abstentions and 0 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits

          Exhibit      Description
          -------      -----------

             3.1 Amended and Restated Articles of Incorporation of the Company adopted June 16, 1998.(1)

             3.2       Restated By-laws of the Company as amended June 16,
                       1998.(1)

            10.1       Consent to Credit Agreement dated March 27, 1998.

            10.2       Consent and Amendment to Credit Agreement dated
                       May 6, 1998.

            11.1       Computation of per share loss.

            21.1       Subsidiaries of the Company.(1)

            27.1       Financial Data Schedule.(1)

            27.2       Restated Financial Data Schedule for
                       the Quarter Ended August 2, 1997.(1)
       -------------
            (1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-3 (333-61915) filed with the Commission on August 20, 1998.


       B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the second quarter ended
          August 1, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By:    /s/ Douglas J. Treff
      ---------------------------------
      Douglas J. Treff
      Vice President, Finance,
      Chief Financial Officer, and
      Assistant Secretary


Date: August 20, 1998
      ---------------------------------

                                INDEX TO EXHIBITS

Exhibit
  No.                    Description                      Method of Filing
-------                  -----------                      ----------------
  3.1        Amended and Restated Articles of
             Incorporation of the Company adopted
             June 16, 1998 (1) ........................Incorporated by reference

  3.2        Restated By-laws of the Company
             as amended June 16, 1998 (1) .............Incorporated by reference

 10.1        Consent to Credit Agreement dated
             March 27, 1998 ...........................Electronic Transmission

 10.2        Consent and Amendment to Credit
             Agreement dated May 6, 1998 ..............Electronic Transmission

 11.1        Computation of per share loss ............Electronic Transmission

 21.1        Subsidiaries of the Company (1) ..........Incorporated by reference

 27.1        Financial Data Schedule (1) ..............Incorporated by reference

 27.2        Restated Financial Data Schedule for
             the Quarter Ended August 2, 1997 (1) .....Incorporated by reference

----------
(1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-3 (333-61915) filed with the Commission on August 20, 1998.