Form 10-Q
period 1998-10-31
WILSONS THE LEATHER EXPERTS INC
filed 1998-12-14
CIK 1016607

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


Commission file number 000-21543


                        WILSONS THE LEATHER EXPERTS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                              41-1839933
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 7401 BOONE AVE. N., BROOKLYN PARK, MN                              55428
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (612) 391-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of December 9, 1998, was 10,831,984 shares.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements

            Consolidated Balance Sheets as of October 31, 1998 and
            January 31, 1998                                                   3

            Consolidated Statements of Operations for
            the quarters and nine months ended October 31,
            1998 and November 1, 1997                                          4

            Condensed Consolidated Statements of Cash Flows
            for the nine months ended October 31, 1998 and
            November 1, 1997                                                   6

            Notes to Condensed Consolidated Financial Statements               7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                                       16

PART II - OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                         16

    Item 6. Exhibits and Reports on Form 8-K                                  16

    Signature                                                                 17

    Index to Exhibits                                                         18

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          OCTOBER 31,       JANUARY 31,
                                                            1998               1998
                                                         -------------   --------------
                                                         (UNAUDITED)
                       ASSETS
                       ------
CURRENT ASSETS:
   Cash and cash equivalents                             $    6,927         $  112,975
   Accounts receivable, net                                  12,293              7,010
   Inventories                                              160,519             77,911
   Prepaid expenses                                           2,209                835
   Income tax benefits                                          897                  -
                                                         ----------         ----------
       Total current assets                                 182,845            198,731

Property and equipment, net                                  35,764             25,182
Other assets, net                                             3,909              3,759
                                                         ----------         ----------
       Total assets                                      $  222,518         $  227,672
                                                         ==========         ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $   14,960         $   11,598
   Notes payable                                             32,963                  -
   Accrued expenses                                          30,109             39,740
   Income taxes payable                                           -             22,418
   Deferred income taxes                                      5,462              4,770
                                                         ----------         ----------
       Total current liabilities                             83,494             78,526

Long-term debt                                               75,000             75,000
Other long-term liabilities                                   2,452              1,494
                                                         ----------         ----------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 100,000,000 shares
    authorized, 10,828,924 and 9,532,083 shares issued
    and outstanding on October 31, 1998 and January 31,
    1998, respectively                                          108                 95
   Additional paid-in capital                                55,162             37,850
   Retained earnings                                          6,349             34,744
   Cumulative translation adjustment                            (47)               (37)
                                                         ----------         ----------

       Total shareholders' equity                            61,572             72,652
                                                         ----------         ----------

       Total liabilities and shareholders' equity        $  222,518         $  227,672
                                                         ==========         ==========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         QUARTER ENDED
                                                     ------------------------
                                                     OCTOBER 31,  NOVEMBER 1,
                                                         1998        1997
                                                       --------    --------

NET SALES                                              $ 87,493    $ 81,272

COSTS AND EXPENSES:
      Cost of goods sold, buying and occupancy costs     61,404      57,520
      Selling, general and administrative expenses       25,397      23,855
      Depreciation and amortization                       1,226         596
      Restricted stock compensation expense                --         7,611
                                                       --------    --------
                     Loss from operations                  (534)     (8,310)

INTEREST EXPENSE, NET                                     2,695       2,521
                                                       --------    --------
                     Loss before income taxes            (3,229)    (10,831)

INCOME TAX BENEFIT                                       (1,239)     (1,179)
                                                       --------    --------
                     Loss before extraordinary item      (1,990)     (9,652)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT
      OF DEBT, NET OF TAX OF $2,509                        --         3,763
                                                       --------    --------
                     Net loss                          $ (1,990)   $ (5,889)
                                                       ========    ========


BASIC NET LOSS PER COMMON SHARE:
    Loss before extraordinary item                     $  (0.18)   $  (1.01)
    Extraordinary gain on early extinguishment
      of debt, net of tax                                  --          0.39
                                                       --------    --------
    BASIC NET LOSS PER COMMON SHARE                    $  (0.18)   $  (0.62)
                                                       ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               10,826       9,532
                                                       ========    ========

DILUTED NET LOSS PER COMMON SHARE:
    Loss before extraordinary item                     $  (0.18)   $  (1.01)
    Extraordinary gain on early extinguishment
      of debt, net of tax                                  --          0.39
                                                       --------    --------
    DILUTED NET LOSS PER COMMON SHARE                  $  (0.18)   $  (0.62)
                                                       ========    ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - ASSUMING DILUTION                          10,826       9,532
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                      -------------------------
                                                      OCTOBER 31,   NOVEMBER 1,
                                                         1998          1997
                                                       ---------    ---------

NET SALES                                              $ 201,228    $ 174,694

COSTS AND EXPENSES:
      Cost of goods sold, buying and occupancy costs     154,149      141,742
      Selling, general and administrative expenses        68,249       60,346
      Depreciation and amortization                        2,948        1,538
      Restricted stock compensation expense                 --          8,511
                                                       ---------    ---------
                     Loss from operations                (24,118)     (37,443)

INTEREST EXPENSE, NET                                      5,667        4,440
                                                       ---------    ---------
                     Loss before income taxes            (29,785)     (41,883)

INCOME TAX BENEFIT                                       (11,380)     (12,387)
                                                       ---------    ---------
                     Loss before extraordinary item      (18,405)     (29,496)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT
      OF DEBT, NET OF TAX OF $2,509                         --          3,763
                                                       ---------    ---------
                     Net loss                          $ (18,405)   $ (25,733)
                                                       =========    =========



BASIC NET LOSS PER COMMON SHARE:
      Loss before extraordinary item                   $   (1.80)   $   (3.39)
      Extraordinary gain on early extinguishment
        of debt, net of tax                                 --           0.43
                                                       ---------    ---------
    BASIC NET LOSS PER COMMON SHARE                    $   (1.80)   $   (2.96)
                                                       =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                10,199        8,703
                                                       =========    =========

DILUTED LOSS PER COMMON SHARE:
      Loss before extraordinary item                   $   (1.80)   $   (3.39)
      Extraordinary gain on early extinguishment
        of debt, net of tax                                 --           0.43
                                                       ---------    ---------
    DILUTED NET LOSS PER COMMON SHARE                  $   (1.80)   $   (2.96)
                                                       =========    =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - ASSUMING DILUTION                           10,199        8,703
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

                  WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                 -------------------------
                                                                 OCTOBER 31,   NOVEMBER 1,
                                                                    1998          1997
                                                                  ---------    ---------
OPERATING ACTIVITIES:
   Net loss                                                       $ (18,405)   $ (25,733)

   Adjustments to reconcile net loss to net cash used in
    operating activities-
    Extraordinary gain on early extinguishment of debt                 --         (3,763)
    Depreciation and amortization                                     2,948        1,538
    Amortization of deferred financing costs                            864          590
    Loss on disposal of assets                                          168           30
    Restricted stock compensation expense                              --          8,511
    Deferred income taxes                                             1,238        4,197
    Changes in operating assets and liabilities, net of
       assets and liabilities acquired:
            Accounts receivable, net                                 (5,283)      (7,383)
            Inventories                                             (79,508)     (75,213)
            Prepaid expenses                                         (3,157)      (1,590)
            Accounts payable and accrued expenses                    (8,692)       2,610
            Income taxes payable and other liabilities              (22,764)     (22,511)
                                                                  ---------    ---------

                      Net cash used in operating activities        (132,591)    (118,717)
                                                                  ---------    ---------

INVESTING ACTIVITIES:
    Additions to property and equipment                             (12,740)      (6,049)
    Acquisition, net of cash acquired                                (5,128)        --
                                                                  ---------    ---------

                      Net cash used in investing activities         (17,868)      (6,049)
                                                                  ---------    ---------

FINANCING ACTIVITIES:
    Change in notes payable                                          32,963       20,135
    Proceeds from sale of common stock and exercise
         of redeemable warrants                                      17,186        9,452
    Repurchase of CVS warrant                                        (9,990)        --
    Change in book overdrafts                                         4,252        1,899
    Proceeds from issuance of long-term debt                           --         72,136
    Repayment of long-term debt                                        --        (55,039)
                                                                  ---------    ---------

                      Net cash provided by financing activities      44,411       48,583
                                                                  ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (106,048)     (76,183)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      112,975       81,553
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   6,927    $   5,370
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

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. NATURE OF ORGANIZATION:

     Wilsons, incorporated in Minnesota in 1996, is the leading specialty retailer of men's and women's leather outerwear, apparel and accessories in the United States. As of October 31, 1998, the Company operated 515 retail stores located in 44 states, Canada and England, including 448 mall-based stores, 25 airport locations and 42 factory outlet stores. The Company's mall-based stores offer a full range of its leather merchandise while the less seasonal airport and factory outlet stores offer primarily accessories. The Company regularly supplements its mall-based operations with seasonal holiday stores during its peak selling period from October through December and plans to operate approximately 220 of these stores during 1998.


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

3. INVENTORIES:

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. If the first in, first out (FIFO) method of accounting had been used by the Company, inventories at October 31, 1998, would have been $0.2 million higher than reported. The LIFO provision included in inventory was zero at November 1, 1997.

4. NET LOSS PER COMMON SHARE:

     In the fiscal year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaced primary EPS and fully diluted EPS, as defined by Accounting Principles Board (APB) Opinion No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed similarly to EPS as previously reported under APB No. 15 provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price. In addition, under SFAS No. 128, common stock equivalents are excluded from weighted average common shares outstanding, when computing diluted EPS, if the effect is antidilutive. In accordance with SFAS No. 128, EPS for the quarter and nine months ended November 1, 1997 have been restated.

5. ACQUISITION OF WALLET WORKS:

     On May 13, 1998, the Company acquired certain assets of 40 Wallet Works, Inc. stores for $5.1 million. The transaction was accounted for under the purchase method of accounting.

6. REDEMPTION OF COMMON STOCK PURCHASE WARRANTS:

     On June 16, 1998, the Company completed the redemption of its outstanding redeemable common stock purchase warrants that were issued in the Company's initial public offering. The net proceeds received by the Company from warrant exercises prompted by such redemption, after deducting costs and expenses, were approximately $17.0 million.

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

OVERVIEW

     Wilsons The Leather Experts is the leading specialty retailer of men's and women's leather outerwear, apparel and accessories in the United States. As of October 31, 1998, the Company operated 515 retail stores in 44 states, Canada and England, including 448 mall-based stores, 25 airport locations and 42 factory outlet stores. The Company's mall-based stores offer a full range of its leather merchandise while the less seasonal airport and factory outlet stores offer primarily accessories. The Company regularly supplements its mall-based operations with seasonal holiday stores during its peak selling period from October through December and plans to operate approximately 220 of these stores during 1998. Wilsons' mall-based stores average approximately 2,000 square feet in size and feature merchandise tailored to the demographics and buying patterns of each store's local customer base.

     The Company's business is highly seasonal and, accordingly, operating results for the interim periods described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak selling season from October through December, which includes the holiday selling season. Wilsons recorded 58.5% of its sales for the fiscal year ended January 31, 1998 during the peak selling season. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling season. Net sales are generally lowest during the period from April through July, and the Company historically has not become profitable, if at all, until the fourth quarter of a given fiscal year.

     The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented; however, there can be no assurance that the Company's business will not be affected by inflation in the future.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 1998 COMPARED TO THE QUARTER ENDED NOVEMBER 1, 1997

     Wilsons opened 12 stores in the third quarter ended October 31, 1998, compared to ten store openings during the third quarter last year. Included in the 12 stores opened in the third quarter of 1998 are ten mall-based stores and two Wallet Works stores. As of October 31, 1998, Wilsons operated 515 stores compared to 462 stores at November 1, 1997.

     Sales for the third quarter were $87.5 million, an increase of $6.2 million or 7.7% from $81.3 million one year ago. Of this $6.2 million increase, $3.3 million was attributable to the inclusion of Wallet Works for the entire period, while mall-based stores and airport sales grew by $1.7 million and $1.2 million, respectively. In addition to Wallet Works' sales of $3.3 million, $3.1 million in sales was attributable to net new store openings, while comparable store sales decreased $0.2 million. Comparable store sales decreased 0.3% for the quarter. The accessories division had strong sales during the quarter, while sales in both the men's and women's divisions softened slightly due to the unseasonably warm weather experienced throughout the country.

     Cost of goods sold, buying and occupancy costs for the third quarter of 1998 were $61.4 million, or 70.2% of sales, compared to $57.5 million, or 70.8% of sales, for the same period a year ago. Gross profit net of occupancy costs increased 0.4 points for the quarter as a percent of sales as compared to last year due primarily to a LIFO benefit. Occupancy costs, as a percent of sales, were relatively flat compared to last year. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. The LIFO benefit, included in cost of sales, was $0.4 million for the quarter ended October 31, 1998, while a LIFO provision was not required for the third quarter of 1997 (see Note 3 in the Notes to the Condensed Consolidated Financial Statements).

     Selling, general and administrative expenses for the third quarter of 1998 were $25.4 million, or 29.0% of sales, compared to $23.9 million, or 29.4% of sales, for the same period last year. The 0.4 points as a percent of sales improvement in the selling, general and administrative expense rate is largely due to a reduction in benefit costs.

     Included in expenses in the third quarter of 1997 was a $7.6 million charge associated with the vesting of restricted stock (Restricted Stock) purchased by certain managers of the Company in connection with the management-led buy-out of the Company (Management Buyout) from CVS New York, Inc. (CVS). The Company did not incur any restricted stock compensation in the third quarter of 1998 as all remaining Restricted Stock vested in the third quarter of 1997.

     Depreciation and amortization expense for the third quarter of 1998 was $1.2 million, or 1.4% of sales, compared to $0.6 million, or 0.7% of sales, last year. The increase in depreciation and amortization resulted from capital expenditures for the renovation of and improvements to existing stores and construction of new stores.

     Wilsons had a loss from operations of $0.5 million for the quarter ended October 31, 1998, compared to a loss from operations of $0.7 million for the quarter ended November 1, 1997, exclusive of $7.6 million charge associated with the vesting of the Restricted Stock in 1997.

     Net interest expense for the third quarter of 1998 was $2.7 million, or 3.1% of sales, compared to $2.5 million, or 3.1% of sales, for the third quarter of 1997. The increase in net interest expense is due to an increase in the average amount of short-term borrowings.

     Income tax benefit for the third quarter of 1998 was $1.2 million, or 1.4% of sales, compared to a $1.2 million income tax benefit, or 1.5% of sales, last year. The effective tax rate increased in 1998 to a 38.4% tax rate from a 10.9% tax rate in 1997 due primarily to the nondeductibility of the $7.6 million restricted stock compensation expense in the third quarter of 1997.

     The Company realized a $3.8 million extraordinary gain on the early extinguishment of debt, net of tax, in the quarter ended November 1, 1997. The extraordinary gain was the result of repurchasing the senior secured subordinated note issued to CVS in connection with the Management Buyout at a discount.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 1, 1997

     Wilsons opened 25 stores, acquired 40 stores and closed 12 stores in the nine months ended October 31, 1998, compared to 11 store openings and ten store closings in the nine months ended November 1, 1997. Included in the 25 stores opened in the first nine months of 1998 are two stores located in Lester B. Pearson airport in Toronto, Canada and one store located in Heathrow airport in London, England and two Wallet Works stores. On May 13, 1998, Wilsons acquired 40 Wallet Works stores. As of October 31, 1998, Wilsons operated 515 stores compared to 462 stores as of November 1, 1997.

     Sales for the nine months ended October 31, 1998 were $201.2 million, compared to $174.7 million for the nine months ended November 1, 1997, an increase of $26.5 million, or 15.2%. Of this $26.5 million increase, $13.8 million was attributable to comparable store sales increases, $6.8 million was attributable to the inclusion of Wallet Works for a portion of the period and $5.9 million was attributable to net new store openings, primarily new airport stores. Mall-based stores and airport sales grew by $16.0 million and $3.7 million, respectively, while $6.8 million was attributable to Wallet Works. Comparable store sales increased 8.2% driven by strong sales of men's, juniors and accessory products.

     Cost of goods sold, buying and occupancy costs for the nine months ended October 31, 1998 were $154.2 million, or 76.6% of sales, compared to $141.7 million, or 81.1% of sales, for the nine months ended November 1, 1997. As a percent of sales, gross profit net of occupancy costs increased 2.1 points for the nine months as compared to the period one year ago due primarily to decreased markdowns resulting from strong merchandise sales associated with the 8.2% comparable store sales increase. For the 1998 period, occupancy costs as a percent of sales decreased 2.4 points, as strong sales increases leveraged occupancy expenses that were relatively flat compared to last year.

     Selling, general and administrative expenses for the nine months ended October 31, 1998 were $68.2 million, or 33.9% of sales, compared to $60.3 million, or 34.5% of sales, for the nine months ended November 1, 1997. The reduction in the selling, general and administrative expenses as a percent of sales was largely due to increased store productivity and better leveraging of corporate operating expenses.

     Depreciation and amortization expense for the nine months ended October 31, 1998 was $2.9 million, or 1.5% of sales, compared to $1.5 million, or 0.9% of sales, for the nine months ended November 1, 1997. The increase in depreciation and amortization resulted from capital expenditures for the renovation of and improvements to existing stores and the construction of new stores.

     Included in costs and expenses in the 1997 period was an $8.5 million noncash compensation charge associated with the vesting of the Restricted Stock. The Company did not incur any restricted stock compensation in the nine months ended October 31, 1998 as all remaining Restricted Stock vested in the third quarter of 1997.

     Wilsons had a loss from operations of $24.1 million for the nine months ended October 31, 1998, compared to a loss from operations of $37.4 million for the nine months ended November 1, 1997.

     Net interest expense for the nine months ended October 31, 1998 was $5.7 million, or 2.8% of sales, compared to $4.4 million, or 2.5% of sales, for the nine months ended November 1, 1997. The increase in net interest expense was due to an increase in the average amount of short and long-term debt outstanding, higher interest rates on the long-term debt and additional deferred financing cost amortization related to the issuance of the 11 1/4% senior notes due 2004. This increase was partially offset by an increase in interest income.

     Income tax benefit for the nine months ended October 31, 1998 was $11.4 million, or 5.7% of sales, compared to an $12.4 million income tax benefit, or 7.1% of sales, for the nine months ended November 1, 1997. The effective tax benefit rate in 1998 increased to a 38.2% tax rate from a 29.6% tax rate in 1997 due primarily to the nondeductibility of the $8.5 million restricted stock compensation charge incurred in 1997.

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

General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility that expires in May 1999 (Senior Credit Facility). The Senior Credit Facility provides for borrowings of up to $150.0 million in aggregate principal amount, which amount includes a letter of credit subfacility of up to $90.0 million. The maximum amount available under the Senior Credit Facility, however, is further subject to a borrowing base limitation (less certain reserves) of 65.0% of eligible inventory. The Company's borrowing availability is also reduced by outstanding letters of credit. Interest is payable on borrowings at one or more variable rates determined by reference to the "prime" rate plus 0.25% ("prime" plus 0.0% for the first $10.0 million of borrowings) or LIBOR plus 1.75%. The spreads are subject to possible changes based upon the Company's financial results. As of October 31, 1998, the Company had $33.0 million of borrowings under the Senior Credit Facility and $30.1 million of outstanding letters of credit. The Company pays a monthly fee equal to 0.375% per annum on the unused amount of the Senior Credit Facility and on that portion of the first $10.0 million in borrowings that bears interest at prime plus a spread. For letters of credit, the Company pays a monthly fee in an amount equal to 1.25% per annum times the daily average of the amount of letters of credit outstanding during each month, which percentage is subject to possible changes based on the Company's financial results. The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. For 1997, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $30.8 million and $51.9 million, respectively. For 1997, the average amounts of borrowings and the average amounts covered by outstanding letters of credit were $3.6 million and $28.1 million, respectively. The Company is dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that borrowing capacity under the Senior Credit Facility, together with current and anticipated cash flow from operations, should be adequate to meet the Company's anticipated working capital and capital expenditure requirements until the Senior Credit Facility expires in 1999, when the Company expects to extend or replace such facility.

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

CASH FLOW ANALYSIS

     Operating activities for the nine months ended October 31, 1998 resulted in cash used of $132.6 million. The cash used was primarily the result of the net loss of $18.4 million, the $84.8 million seasonal increase in inventories and accounts receivable and the $31.5 million seasonal decrease in accounts payable, accrued expenses, income taxes payable and other liabilities. The Company used $118.7 million for the nine months ended November 1, 1997. The cash used in 1997 was primarily the result of the net loss of $25.7 million, the $82.6 million seasonal increase in inventories and accounts receivable and the $19.9 million seasonal decrease in accounts payable, accrued expenses, income taxes payable and other liabilities.

     Changes in certain balance sheet accounts between January 31, 1998 and October 31, 1998 reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company.

     Investing activity for the nine months ended October 31, 1998 totaled $17.9 million, comprised of capital expenditures of $12.8 million and the purchase of Wallet Works for $5.1 million. Capital expenditures for the same period last year were $6.0 million. The capital expenditures in both years were primarily for the renovation of and improvements to existing stores and the construction of new stores.

     Cash provided by financing activities for the nine months ended October 31, 1998 was $44.4 million. The $44.4 million provided by financing activities was primarily the result of the $33.0 million in net proceeds from the seasonal borrowings under the Senior Credit facility, $17.2 million net proceeds received by the Company from the exercise of the common stock redeemable purchase warrants and employee stock options and a $4.3 million increase in book overdrafts which occur as outstanding checks exceed funds on deposit in noninvestment accounts offset by the $10.0 million used to repurchase the warrant issued to CVS. Financing activities for the first nine months of 1997 provided $48.6 million of cash, including $9.5 million of proceeds from the Company's Initial Public Offering, $17.1 million in net proceeds from the issuance of long-term debt after repayment of the CVS note, $20.1 million in seasonal borrowings under the Senior Credit facility and a $1.9 million increase in book overdrafts.

     Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: declines in comparable store sales; changing fashion trends and consumer preferences; adverse economic conditions and consumer shopping patterns; seasonality of business; risks of foreign sourcing and international business; effect of year 2000 on information systems; risks associated with future growth; loss of key personnel; high levels of Company debt and restrictions imposed by lenders and indenture; competition in the retail industry; price and availability of raw material; availability of personnel; and possible volatility of stock price. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

EFFECT OF YEAR 2000 ON INFORMATION SYSTEMS

     The Company's operations are highly dependent on computerized record keeping, financial reporting, and other systems, including inventory management and distribution, point-of-sale and internal accounting systems. In addition, many of the Company's vendors and other third parties with which the Company conducts business also utilize computer systems that may be adversely affected by Year 2000-related programming errors.

     The Company has created a Year 2000 Project Committee responsible for planning and monitoring the Company's overall Year 2000 program and for reporting to the Company's senior management and Board of Directors. The Company's Year 2000 program encompasses both information and non-information systems within the Company as well as investigation of the readiness of the Company's significant business partners. The Company has engaged an outside consulting firm to evaluate and assist in the monitoring of its Year 2000 program. The Company has undertaken its Year 2000 compliance efforts through four major projects:

     1.  Legacy System Replacement
     2.  Assessment
     3.  Risk Management and Planning
     4.  Implementation

     Legacy System Replacement. This work began in 1995 with the goal of upgrading the functionality of the Company's business systems. Certain business systems that were not Year 2000 compliant were replaced with off-the-shelf vendor packaged software solutions. By the end of 1997, merchandising, financial and human resource software was implemented, replacing the Company's noncompliant legacy mainframe software systems. The vendor packages implemented as part of this effort have been certified by the vendors as Year 2000 compliant, but will be further tested for compliance as part of the Implementation project.

     In order to support these new software packages, the Company's systems infrastructure continues to be upgraded to become fully Year 2000 compliant. The Company has completed its migration to Year 2000 compliant servers, operating systems and related data base software.

     Assessment. The Company is currently determining the readiness of remaining internal systems as well as outside business partners. The Company has contracted with an independent consulting firm to assess the Company's risk related to hardware, software, embedded systems (including facilities), goods suppliers, service providers and electronic interfaces. This assessment will result in the identification of areas of risk to be addressed to ensure Year 2000 compliance. The Company anticipates the assessment phase will be completed by January 31, 1999. The primary risk areas being assessed include but may not be limited to:

     1)  components of the above categories of risk;
     2)  distribution center software, hardware, and embedded systems;
     3)  point-of-sale hardware, software and store communication systems;
     4) electronic interfaces between internal systems and external vendor systems; and
     5)  contingency planning.

     Risk Management and Planning. During the risk management and planning phase, the Company will utilize the information obtained in the assessment phase to develop project plans and contingency plans to address the areas that present the highest risk. The Company currently has projects in progress to:

     1.  upgrade and/or replace distribution center systems and
     2. upgrade and/or replace point-of-sale registers, software and store communication systems.

     The Company has communicated with many of its suppliers and other business partners or vendors seeking assurances they will be Year 2000 compliant. Although no method exists for achieving certainty that any business' significant partners will function without disruption in the Year 2000, the Company's goal is to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of Year 2000 problems. The Company is planning, where appropriate, to review significant partners throughout 1999 to confirm their level of preparedness for the Year 2000 and to make adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

     Following its risk analysis as described above, the Company's Year 2000 program includes preparing contingency plans to minimize disruption to the Company's operations in the event of a Year 2000 failure. The Company is formulating plans to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. The Company anticipates contingency planning will be completed by October 1999.

     Implementation. Upon the completion of the Risk Management and Planning project, the Company will implement its Year 2000 solutions in three phases:

     1. Remediation will include the repair or replacement of components determined to pose significant risks by the risk management team.
     2. Testing will include validation of the solutions identified in remediation of internal systems and interfaces and off-the-shelf vendor packages. In addition, contingency plans will be tested at the same time.
     3. The final implementation of all remediated and tested components is anticipated to be completed by October 1999.

     The Company intends to ascertain its most likely worst case scenarios by January 1999. Potential areas of risk include (a) the disruption of the distribution channel, including ports, transportation vendors, and the Company's distribution centers due to system failures or loss of necessary infrastructure support such as electricity or telecommunications, (b) the inability of primary suppliers to be Year 2000 compliant, which could cause delays in product availability and (c) general failure of in store systems or landlord infrastructure support systems such as utilities which could severely limit the Company's ability to conduct business in its stores.

     The Company is expensing costs for modifications as incurred. These expenses are not expected to have a material adverse impact on the Company's results of operations or cash flows. The Company is funding the cost of its Year 2000 program with cash flows from operations. The Company's total Year 2000 expenditures are estimated to be approximately $2.0 million. The largest single Year 2000 expenditure to date has been consulting fees incurred in the assessment phase of our Year 2000 program. To date, the Company has spent $0.3 million, all of which has been expensed. This amount should not be taken as an indication of the Company's degree of completion of its Year 2000 program.

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

     There can be no assurance that all Year 2000 problems will, in fact, be identified and corrected by the Company or third parties or that expenditures will not be significantly higher. In addition, the Company's business, financial condition and results of operations may be adversely affected if the Company and/or other organizations with which the Company does business are unsuccessful in completing in a timely manner the conversion to applications that can process Year 2000 dates or if the cost of the Company's Year 2000 initiative is significantly higher than estimated.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

        Exhibit     Description
        -------     -----------

          11.1      Computation of per share loss.

          27.1      Financial Data Schedule.

          27.2 Restated Financial Data Schedule for the Quarter Ended November 1, 1997.

     B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the third quarter ended October 31, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By:    /s/ Douglas J. Treff
    ----------------------------
    Douglas J. Treff
    Vice President, Finance,
    Chief Financial Officer, and
    Assistant Secretary


Date:  December 14, 1998
     -------------------

                               INDEX TO EXHIBITS


Exhibit
   No.                 Description                      Method of Filing
---------  ------------------------------------     -----------------------

11.1       Computation of per share loss            Electronic Transmission

27.1       Financial Data Schedule                  Electronic Transmission

27.2       Restated Financial Data Schedule for     Electronic Transmission
           the Quarter Ended November 1, 1997