Form 10-K
period 1999-01-30
WILSONS THE LEATHER EXPERTS INC
filed 1999-04-13
CIK 1016607

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                   For the fiscal year ended January 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  For the transition period from            to

                       Commission file number 000-21543

                       Wilsons The Leather Experts Inc.
            (Exact name of registrant as specified in its charter)

               Minnesota                             41-1839933
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

 7401 Boone Ave. N., Brooklyn Park, MN                  55428
    (Address of principal executive                  (Zip Code)
               offices)

      Registrant's telephone number, including area code: (612) 391-4000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $.01 par value
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting common equity held by non-affiliates of the registrant was $35,022,417, based on the closing sale price for the common stock on April 1, 1999 as reported by The Nasdaq National MarketSM. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant.

  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

  The number of shares outstanding of the registrant's common stock, $.01 par value, was 10,835,454 at April 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on May 18, 1999 (the Proxy Statement), which will be filed within 120 days after the registrant's fiscal year ended January 30, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K (Form 10-K). (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        WILSONS THE LEATHER EXPERTS INC.

                                   FORM 10-K

                   For the fiscal year ended January 30, 1999

                               TABLE OF CONTENTS

             Description                                                   Page
             -----------                                                   ----
 PART I
    Item 1.  Business...................................................     2
    Item 2.  Properties.................................................    15
    Item 3.  Legal Proceedings..........................................    15
    Item 4.  Submission of Matters to a Vote of Security Holders........    15
    Item 4a. Executive Officers of the Registrant.......................    16
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    18
    Item 6.  Selected Financial Data....................................    19
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    22
    Item 7a. Quantitative and Qualitative Disclosures About Market
              Risk......................................................    32
    Item 8.  Financial Statements and Supplementary Data................    32
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    32
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    32
    Item 11. Executive Compensation.....................................    32
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    32
    Item 13. Certain Relationships and Related Transactions.............    32
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................    33

                                    PART I

  When we refer to the "Company" or "Wilsons", we mean Wilsons The Leather Experts Inc. and its subsidiaries, including the Predecessor Companies. When we refer to the "Predecessor Companies", we mean Wilsons Center Inc., Rosedale Wilsons, Inc. and their subsidiaries prior to the Company's acquisition of such companies from CVS New York, Inc. (CVS) (formerly Melville Corporation) on May 26, 1996 (the Management Buyout). Unless otherwise indicated, references to the Company's fiscal year mean the year ended on the Saturday closest to January 31, which for the most recent fiscal year end was January 30, 1999, and references to 1998, 1997 and 1996 refer to the twelve-months ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. Before the Management Buyout, the Company's fiscal year ended on December 31.

Item 1. Business

Disclosure Regarding Forward-Looking Statements

  The information presented in this Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Although the Company believes these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of the Company's control, including those set forth under "--Risk Factors," beginning on page 11 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under "--Risk Factors," as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth under "--Risk Factors" in this section. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements.

Overview

  Wilsons The Leather Experts is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. The Company operates 518 retail stores in 44 states, Canada and England, including 449 mall stores, 28 airport locations and 41 factory outlet stores. The Company also operates holiday stores, numbering 215 in 1998, to better capitalize on its peak selling season from October through December. Over 80% of the Company's merchandise is designed and sold under Wilsons' proprietary labels, including Adventure Bound(R), M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons The Leather Experts(TM), with each label positioned to appeal to identified customer lifestyle segments. Wilsons' mall stores average approximately 2,000 square feet and feature merchandise tailored to the demographics and buying patterns of each store's local customer base. The Company generated net sales of $459.4 million in 1998.

  Wilsons designs, contracts for manufacture, imports, distributes and retails more than 9,000 SKUs of leather merchandise, including coats, blazers, vests, gloves, belts, handbags, wallets, briefcases, planners, computer cases and CD cases. This vertical integration enables the Company to consistently provide its customers high-quality products at attractive prices. In addition, the Company is able to replenish faster-selling merchandise within the same season, respond quickly to consumer preferences and rapidly increase production capacity as the Company grows. Management believes its vertically integrated operations, combined with its merchandising strategy of strengthening brand recognition and tailoring its product assortment to identified customer segments, provide it with a competitive advantage.

  Management has extensive experience in the retail and leather industries and led the Management Buyout in 1996. Prior to 1996, management initiated a restructuring to improve the Company's portfolio of stores, enhance its profitability and position the Company for future growth. Management closed 156 stores between January 1, 1995 and May 25, 1996 and undertook a number of strategic initiatives to improve future operating performance, including (i) repositioning the merchandise assortment to focus on higher-margin accessories and target specific customer segments, (ii) restructuring store management and staffing, (iii) upgrading critical merchandising and financial information systems and (iv) reducing corporate overhead. As a result of these and other initiatives, the Company's gross profit as a percentage of net sales increased to 33.9% in 1998 from 30.6% in 1994, and selling, general and administrative expenses as a percentage of net sales decreased to 24.7% from 27.4% over the same period.

Business Strategy

  Wilsons intends to strengthen its position as the leading specialty retailer of leather outerwear, apparel and accessories in the United States and to increase profitability through the following strategic initiatives:

  Strengthen Brand Recognition. The name and reputation of the Wilsons The Leather Experts brand assures customers they are purchasing high-quality, fashionable merchandise. Over 80% of the Company's merchandise is designed and sold under Wilsons' proprietary labels, including Adventure Bound, M. Julian, Maxima, Pelle Studio and Wilsons The Leather Experts. Wilsons promotes its labels through in-store merchandise presentations, a targeted marketing and advertising strategy and the extensive product knowledge of its sales associates. Wilsons also selectively offers other designer brands such as Nine West(R), Kenneth Cole(R), Andrew Marc(R) and Bosca(R) to highlight the value of its proprietary labels and enhance its product offerings.

  Tailor Product Assortment to Identified Customer Segments. Wilsons identifies specific customer segments by lifestyle characteristics influenced by factors such as age, fashion awareness, purchasing behavior, income and other demographics. The Company markets to four key customer segments through its proprietary labels: (i) Adventure Bound for the rugged, outdoor, casual segment, (ii) M. Julian and Maxima for the peer- and trend-driven juniors segment, (iii) Pelle Studio for the more sophisticated, confident and fashion-aware segment and (iv) Wilsons The Leather Experts for the classic, traditional, value-conscious segment. Within each store, Wilsons displays its merchandise by lifestyle segments offering a broad variety of styles to its many customer groups. Each Wilsons store features a core merchandise assortment as well as complementary merchandise tailored to meet local preferences based on market-specific characteristics and information from Wilsons' five million customer database.

  Capitalize on Vertical Integration. Wilsons' global operations vertically integrate the development of new leather textures, colors and finishes, the design of leather merchandise and the sourcing and distribution of goods. The Company believes that its vertical integration and volume purchasing allow it to realize economies of scale and other competitive advantages, including:

  . Offering prices that are typically lower than those of its competitors for merchandise of comparable quality;

  . Purchasing leather and contracting for manufacturing capacity at favorable prices;

  . Effectively managing production cycles and delivery schedules;

  . Responding more rapidly to market trends and consumer demand with changes to its merchandise mix;

  . Replenishing faster-selling merchandise within the same selling season;
    and

  . Rapidly increasing production capacity as the Company grows.

  Enhance Profit Margins. The Company plans to continue to improve its operating margins by (i) focusing on proprietary merchandise which typically generates higher gross margins than other comparable nonproprietary merchandise, (ii) increasing the percentage of sales from higher-margin accessories in its mall stores, (iii) opening additional airport and factory outlet stores that are less seasonal and offer primarily accessories and (iv) tailoring merchandise assortments to meet local consumer preferences.

Growth Strategy

  Management plans to leverage Wilsons' successful restructuring efforts and focused business strategy by implementing several growth initiatives:

  Expand Existing Retail Concepts. The Company plans to expand existing retail concepts as follows:

  . Mall Stores. Mall stores represent the Company's core retail concept, appealing to a broad base of consumers and showcasing the full range of Wilsons' products. The Company believes it can continue to enhance customer loyalty and gain market share by opening new mall stores in underserved markets. Wilsons opened 25 new stores in 1998 and currently plans to open at least 20 stores per year for the next several years, while closing underperforming stores.

  . Airport Stores. Airports with high passenger traffic represent attractive growth opportunities for the Company. Airport stores offer accessories for business travelers and tourists, including travel luggage, briefcases, handbags, planners, wallets, computer cases and CD cases. Airport locations average more than twice the revenue per square foot and are subject to less seasonal variation in sales than mall stores. The Company believes that airport stores increase brand recognition of Wilsons The Leather Experts and present an effective entry vehicle into international markets. Wilsons opened 10 new locations, including both in-line stores and kiosks, in 1998 and plans to open at least seven locations per year for the next several years.

  . Factory Outlet Stores. In May 1998, through its acquisition of 40 Wallet
    Works stores, Wilsons established a presence in factory outlet malls in new markets. Factory outlet stores are subject to less seasonal variation in sales than the Company's mall stores. Wilsons is utilizing this retail concept to expand its higher-margin accessories offerings. The Company opened three additional stores in 1998, and currently plans to open at least five stores in 1999.

  Develop New Selling Concepts. Wilsons anticipates future revenue growth from new selling concepts. The Company will consider introducing new Wilsons stores into international markets based on market opportunities and customer response to current international airport locations. Additionally, the Company is currently evaluating opportunities to initiate selling merchandise through the Internet.

  Pursue Strategic Acquisitions. Wilsons believes that its market leadership, financial strength, economies of scale and experienced management team position it to pursue strategic acquisitions. The Company seeks acquisition candidates which can benefit from Wilsons' vertically integrated supply strategy and expertise in merchandising leather outerwear, apparel and accessories. The Company does not presently have any agreements or understandings regarding a potential acquisition or business combination.

Store Formats and Locations

  Wilsons operates 518 retail stores located in 44 states, Canada and England, including 449 mall stores, 28 airport locations and 41 factory outlet stores. The Company also operates holiday stores, numbering 215 in 1998, to better capitalize on its peak selling season from October through December. In selecting store locations, the Company utilizes customer lifestyle and demographic data derived from its point-of-sale network as well as data from outside sources relating to market potential and mall performance. The Company analyzes projected occupancy costs and store performance to evaluate each store's potential to achieve established return on investment and cash flow objectives prior to finalizing site selection and negotiating final lease terms. Wilsons has also established a cross-functional review committee that approves all proposed store projects, including new sites and lease renewals.

518 Store Locations



^ Corporate Headquarters and Distribution Center

                              Factory
                 Mall Airport Outlet  Total
                 ---- ------- ------- -----
Alabama.........   2     --       1      3
Arizona.........   5     --       3      8
Arkansas........   1     --      --      1
California......  60      1       5     66
Colorado........   8     --       1      9
Connecticut.....   8     --      --      8
Delaware........   3     --      --      3
Florida.........   4      2       2      8
Georgia.........  11      3       1     15
Idaho...........   1     --      --      1
Illinois........  35     --      --     35
Indiana.........  11      1      --     12
Iowa............   6     --       1      7
Kansas..........   3     --      --      3
Kentucky........   4     --       1      5
Louisiana.......   4     --       2      6
Maine...........   3     --      --      3
Maryland........  14      2       1     17
Massachusetts...  16      1      --     17
Michigan........  21     --       2     23
Minnesota.......  12      2      --     14
Missouri........   6     --       2      8
Nebraska........   3     --      --      3
Nevada..........   4     --       1      5

                                                                   Factory
                                                      Mall Airport Outlet  Total
                                                      ---- ------- ------- -----
                         New Hampshire...............   5     --      --      5
                         New Jersey..................  21     --      --     21
                         New Mexico..................   2     --      --      2
                         New York....................  33     --      --     33
                         North Carolina..............   8      2       1     11
                         North Dakota................   4     --      --      4
                         Ohio........................  23      1      --     24
                         Oklahoma....................   1     --      --      1
                         Oregon......................   3     --       3      6
                         Pennsylvania................  21      3       4     28
                         Rhode Island................   2     --      --      2
                         South Carolina..............   1     --      --      1
                         South Dakota................   2     --      --      2
                         Tennessee...................  10      1       2     13
                         Texas.......................  17      2       2     21
                         Utah........................   5     --       1      6
                         Virginia....................  12      2      --     14
                         Washington..................  17     --      --     17
                         West Virginia...............   1     --       1      2
                         Wisconsin...................  16     --       4     20
                         Canada......................  --      2      --      2
                         England.....................  --      3      --      3
                                                      ---    ---     ---    ---
                           Total..................... 449     28      41    518
                                                      ===    ===     ===    ===

 Mall Stores

  Wilsons operates 449 mall stores, which average approximately 2,000 square feet and are primarily located in regional shopping malls. Mall stores are designed to target a broad base of consumers and showcase the full range of Wilsons' high-quality leather outerwear, apparel and accessories, including coats, blazers, vests, gloves and handbags. In 1998, mall stores had sales of $396.4 million, representing 86.3% of the Company's total sales. Comparable store sales increased 6.7% compared to a 0.5% increase in 1997. Stores open the entire year averaged sales of $888,000 and sales per square foot of $417 as compared to sales per store of $821,000 and sales per square foot of $390 in 1997.

 Airport Stores

  Wilsons operates 28 airport locations in 13 states, Canada and England under the name Wilsons The Leather Experts. The airport stores average approximately 700 square feet in 1998 compared to 800 square feet in 1997 due to opening kiosks which are smaller. These locations offer primarily accessories for business travelers and tourists, including travel luggage, handbags, briefcases, planners, wallets, computer cases and CD cases. Airport locations typically generate more than twice the revenue per square foot and are less seasonal, due to more even flows of customer traffic in airports during the year as compared to malls and to an emphasis on accessories. In 1998, airport stores had sales of $15.8 million, representing 3.4% of the Company's total sales. Comparable store sales decreased 2.2% compared to a 7.7% decrease in 1997. Stores open the entire year averaged sales of $737,000 and sales per square foot of $1,020 as compared to sales per store of $852,000 and sales per square foot of $981 in 1997.

 Factory Outlet Stores

  Wilsons operates 41 factory outlet stores in 21 states under the name Wallet Works. These stores average approximately 1,500 square feet and primarily sell wallets and other small leather accessories. Wilsons purchased 40 Wallet Works factory outlet stores in May 1998.

 Holiday Stores

  In 1998, Wilsons operated 215 holiday stores in 38 states and plans to operate 230 holiday stores in 1999. A holiday store is a temporary, full-size Wilsons store located in a vacant mall space and typically operated from October through December, the Company's peak selling season. Wilsons usually locates these stores in malls where there is not an existing Wilsons store. These stores offer a merchandise selection and presentation similar to the Wilsons The Leather Experts mall stores allowing the Company to leverage its brand recognition and national reputation. These stores also offer the Company the ability to test new malls where the Company is considering opening a permanent store. Furthermore, this format provides an opportunity to develop and assess the skills of employees being considered as future store managers of the permanent stores. In 1998, holiday stores had sales of $33.4 million, representing 7.3% of the Company's total sales. Stores averaged sales of $155,000 as compared to $169,000 in 1997. In addition, Wilsons operates seasonal kiosks which are generally 100 square-foot temporary units located in the common area of malls where the Company has a permanent store. Wilsons operated 50 kiosks in 1998, which had sales of $2.9 million, as compared to 100 kiosks in 1997, which had sales of $6.3 million, as the Company focuses on more profitable holiday stores.

 New Store Economics

  The Company's average cost for leasehold improvements and fixtures for stores opened in 1998 was approximately $140,000 per store, net of landlord reimbursements. Wilsons' stores have an average return on investment of just under three years. Working capital requirements consist primarily of inventory, which averages $150,000 in mall locations.

Merchandising

  Wilsons' merchandising strategy is based on offering a broad assortment of quality leather outerwear, apparel and accessories at affordable prices, building strong brand recognition and tailoring its product assortment to identified customer segments. Wilsons offers more than 9,000 SKUs of leather outerwear, apparel and accessories such as coats, blazers, vests, gloves, belts, handbags, wallets, briefcases, planners, computer cases and CD cases. Key elements of the Company's merchandising strategy include:

  . Selection--Wilsons offers its customers a broad and deep selection of high-quality leather outerwear, apparel and accessories. Management believes that the Company's mall stores offer significantly more SKUs of leather outerwear, apparel and accessories than offered by its competition (e.g., department stores, specialty stores and mass merchandisers).

  . Value--The Company strives to deliver its high-quality merchandise at affordable prices, in order to provide value for its customers. The Company believes that its integrated global product sourcing capability enables it to offer its customers prices that are typically lower than those of its competitors for merchandise of comparable quality.

  . Style and Branding--The Company uses its proprietary labels to translate identified market trends into highly-focused leather outerwear, apparel and accessory assortments. The Company tests new designs and reorders faster-selling merchandise for its peak selling season.

  The name and reputation of Wilsons The Leather Experts assures customers they are purchasing high-quality, fashionable merchandise. Over 80% of the Company's merchandise is designed and sold under Wilsons' proprietary labels, including Adventure Bound, M. Julian, Maxima, Pelle Studio and Wilsons The Leather Experts. Wilsons promotes these labels through in-store merchandise presentations, a targeted marketing and advertising strategy and the extensive product knowledge of its sales associates. Wilsons also selectively offers other designer brands such as Nine West, Kenneth Cole, Andrew Marc and Bosca to highlight the value of its proprietary labels and enhance its product offerings.

  Wilsons identifies specific customer segments by lifestyle characteristics influenced by factors such as age, fashion awareness, purchasing behavior, income and other demographics. The Company markets to four key customer segments through its proprietary labels: (i) Adventure Bound for the rugged, outdoor, casual segment, (ii) M. Julian and Maxima for the peer- and trend-driven juniors segment, (iii) Pelle Studio for the more sophisticated, confident and fashion-aware segment and (iv) Wilsons The Leather Experts for the classic, traditional, value-conscious segment. Within each store, Wilsons displays its merchandise by lifestyle segments offering a broad variety of styles to its many customer groups. Each Wilsons store features a core merchandise assortment as well as complementary merchandise tailored to meet local preferences based on market-specific characteristics and information from Wilsons' five million customer database.

  Wilsons has increased its emphasis on accessories including gloves, handbags, belts, wallets, briefcases, planners, computer cases and CD cases, due to their generally higher gross margins as compared to leather apparel, and has increased both the number of SKUs and the amount of floor space allocated to accessory presentation in the stores. As a result, accessories sales grew as a percentage of the Company's sales to 28.9% in 1998 from 20.5% in 1994. Over the same period, men's apparel sales decreased as a percentage of the Company's sales to 36.1% from 44.3%, and women's apparel sales remained relatively constant in the Company's merchandise mix.

  The following table sets forth the Company's percentages of net sales by major merchandise category from 1994 to 1998.

   Merchandising Category                      1998   1997   1996   1995   1994
   ----------------------                     ------ ------ ------ ------ ------
   Men's Apparel.............................  36.1%  38.9%  40.8%  42.4%  44.3%
   Women's Apparel...........................  35.0%  35.3%  34.8%  34.4%  35.2%
   Accessories...............................  28.9%  25.8%  24.4%  23.2%  20.5%
                                              ------ ------ ------ ------ ------
   Total..................................... 100.0% 100.0% 100.0% 100.0% 100.0%
                                              ====== ====== ====== ====== ======

Vertically Integrated Operations

  The Company believes that a key competitive advantage is its ability to integrate the functions of leather design and development, sourcing, merchandising, marketing and retail sales.

 Merchandise Design and Development

  Wilsons' buyers and designers are trained to translate market trends into leather products that appeal to Wilsons' customers. The Company's proprietary merchandise is created and developed by its in-house design staff. Merchandise designs are reviewed to ensure consistency with the Company's merchandise themes and images. The designers and buyers also work closely with the Company's suppliers to identify and develop leather colors and finishes.

  In order to respond effectively to changing consumer preferences, the Company monitors emerging lifestyle and market trends affecting outerwear, apparel and accessories and utilizes information from the Company's customers regarding the retail performance of its merchandise. As a market trend is identified, the Company reviews its merchandise design decisions to ensure that key features of successful merchandise are incorporated into future designs. As part of the design process, the Company also analyzes and considers the anticipated retail prices of and profit margins for the merchandise, the availability of raw materials and the capabilities of the factories that will manufacture the merchandise.

 Product Sourcing

  The Company believes that a significant competitive advantage is its sourcing expertise. In 1998, Wilsons contracted for the manufacture of approximately 2.0 million leather garments. Management believes that its volume purchasing enables the Company to achieve economies of scale and to secure sufficient manufacturing capacity.

  The Company has developed a sourcing infrastructure that allows it to control merchandise production without owning manufacturing facilities. Company personnel located in China, India, Indonesia, Hong Kong and South Korea are primarily responsible for overseeing the production and quality control process in overseas factories and the shipping of the merchandise to the United States. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to Wilsons' technical specifications and providing technical assistance and quality control through inspection in the factories.

  The Company's merchandising department works closely with its overseas personnel to coordinate order fulfillment. Between 1990 and 1998, the Company reduced its merchandise production cycle from approximately 180 days to approximately 90 days. The reduced merchandise production cycle allows the Company to control its production needs and to effectively reorder faster-selling merchandise for its peak selling season. Management believes that this strategy results in more efficient inventory management and reduced need for markdowns on merchandise at the end of the Company's peak selling season.

  Due in large part to its overseas infrastructure, the Company has developed the technology and capability to shift its product sourcing to various countries of the Far East, depending on labor availability and costs and availability of leather and other raw materials. In 1989, Wilsons sourced approximately 90% of its leather garments from South Korean vendors. Since that time the Company has shifted production to lower cost countries. In 1998, of the 85% of the leather garments Wilsons contracted for manufacture, it sourced 88% of its garments from China and approximately 8% and 3% of its garments from Indonesia and India, respectively.

Distribution

  Merchandise is shipped directly from merchandise vendors or contract manufacturers to the Company's 289,000 square foot distribution center located at its headquarters in Brooklyn Park, Minnesota. The distribution center is equipped with high-speed, garment-sorting equipment and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 40% of the merchandise received in the distribution center is sent directly to the Company's stores through cross-docking, which allows for minimal handling and storage and reduced expense. Additional merchandise is stored in the distribution center to replenish merchandise, to build inventory for the Company's peak selling season and to stock key styles. The Company schedules merchandise replenishment to ensure that goods sold during a weekend are replenished to the store before the next weekend. On average, each store is shipped merchandise one to three times per week, depending on the season and sales volume in each store.

  During 1998, the Company signed a five-year lease for a facility with 45,600 square feet that services the distribution needs of the airport and factory outlet stores. The distribution facility is located in Maple Grove, Minnesota approximately two miles from the Company's distribution center in Brooklyn Park, Minnesota.

Marketing and Advertising

  Wilsons uses its marketing and advertising programs to highlight its proprietary labels to identified customer segments. The Company's advertising strategy focuses on strengthening the image of each particular label while also promoting the Wilsons The Leather Experts name. The Company uses a combination of direct mail, newspaper, radio and television advertising to focus consumers on specific products and promote the Wilsons labels. In 1998, the Company spent $4.8 million on national cable, local television and advertising media. In the store, merchandising configuration, graphics displays and signage enhances the customer's shopping experience and further promotes the Company's proprietary labels.

  Wilsons uses its in-house database of information on over five million customers to identify key trends. Understanding the customer is a key element to the success of Wilsons' merchandising and marketing programs. In addition, Wilsons conducts marketing research of Wilsons and non-Wilsons leather purchasing consumers to gain additional knowledge of consumer behavior.

Customer Service

  Wilsons built its image as "The Leather Experts" by offering customers an extensive selection of affordably priced leather merchandise and leather care products. The Company emphasizes sales associate training to ensure each sales associate's knowledge of Wilsons' merchandise and the customer segments that the various labels are designed to serve. The associates receive on-going training in the unique properties of leather, the appropriate methods of care for the various leather finishes, Wilsons' standards of customer service and selling techniques. In addition, the Company trains associates to perform minor repairs in the store for the customer free of charge.

  Wilsons regularly evaluates its customer service performance through customer comment cards, direct survey of customers who return merchandise and annual mall intercept and telephone interview surveys. Wilsons also periodically holds customer focus groups. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.

Management Information Systems

  During 1997, the Company completed implementation of new merchandising, financial and human resources information systems. Management believes the new systems have improved inventory management, providing Wilsons with the opportunity to better control its merchandise flow from overseas factories to the stores. The new systems provide broader and quicker access to information at all relevant levels of the organization, stronger analytical tools for understanding sales and operating trends and greater flexibility in anticipating future business needs. In addition, the new merchandising system has enhanced the Company's ability to customize merchandise offerings by store to serve specific customer segments.

  The Company's automated point-of-sale registers in all stores capture transactions by SKU that are transmitted electronically to the headquarters' computer, updating other systems with critical sales information to replenish stores and determine reorder quantities, to modify merchandise allocation plans tailored to regional sales patterns and to establish marketing promotions targeted to particular customer segments. To assist in the operation of each store, the Company utilizes a PC-based communication system that permits daily communications of advanced shipment notices and electronic tracking of inventory transfers between locations. Each store uses computer-based interview systems for new hiring.

  Merchandise information systems receive information daily from the point-of-sale registers and are updated with order information from the production department on the progress and timing of orders and merchandise received in the Company's distribution center. Wilsons utilizes a merchandise planning application with analytical capabilities and flexibility in planning sales, inventory and gross margin. The merchandising department utilizes an international computer network to communicate purchase order information from the Company's merchandising system to its overseas personnel, in order to provide continual information updates to allow for managing leather inventories and contract manufacturing capacity planning. Garment design and specifications are controlled through a system that distributes pattern and specification information to the Company's contract manufacturing managers and designers to ensure production consistency among the Company's contract manufacturers. The financial control systems provide daily information on store point-of-sale transactions, inventory transfers and cash deposits and disbursements. During 1997, certain financial and human resource information systems were replaced and upgraded to operate in a client/server environment. See "--Risk Factors--We May Be Affected by Unexpected Year 2000 Problems" and "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Year 2000 on Information Systems."

Competition

  The retail leather industry is both highly competitive and fragmented. Management believes that the principal bases upon which the Company competes are selection, style, quality, price, value, store location and service. Wilsons competes with a broad range of other retailers including specialty retailers, department stores, mass merchandisers and discounters and other retailers of leather outerwear, apparel and accessories. Major competitors include, among others, J.C. Penney, The Limited, Eddie Bauer, The Gap, Coach, The Leather Loft and Burlington Coat Factory.

Trademarks

  Wilsons conducts its business under various trade names, brand names, trademarks and service marks in the United States, including M. Julian(R), Maxima(R), Pelle Studio(R), Adventure Bound(R), Wilsons The
LeatherExperts(TM), Tannery West(R), Georgetown Leather Design(R), the WalletWorks(TM), Open Road(TM), Handcrafted by Wilsons The Leather Experts(TM) and Vintage by Wilsons The Leather Experts(TM) and has registered several tradenames and trademarks in England.

Employees

  As of January 30, 1999, Wilsons had approximately 4,000 employees. During the Company's peak selling season from October through December, Wilsons employs approximately 3,500 additional seasonal employees. Wilsons considers its relationships with its employees to be good. None of the Company's employees are governed by collective bargaining agreements.

Risk Factors

  Certain statements made in this Form 10-K are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include, without limitation, those identified below.

 A Decrease in the Demand for Leather Goods or a Misjudgment in Fashion Trends by Us Could Harm Our Business

  A decline in demand for leather outerwear, apparel and accessories or a misjudgment in fashion trends could have a material adverse effect on our business, financial condition and results of operations. Our sales and profitability depend upon the continued demand by our customers for leather outerwear, apparel and accessories and our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. When leather outerwear, apparel and accessories are not generally in fashion, our results of operations are adversely affected. There can be no assurance that demand for leather outerwear, apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends.

 Adverse Economic Conditions or a Change in Consumer Shopping Patterns Could Harm Our Sales

  A weak retail environment could adversely affect our sales. General economic conditions impact apparel retailers, and purchases of apparel may decline at any time, especially during recessionary periods. In addition, our financial performance is sensitive to changes in consumer spending trends and shopping patterns. Since our stores are located primarily in enclosed regional malls, our ability to sustain or increase the level of sales depends in part on the continued popularity of malls as shopping destinations and the ability of malls, tenants and other attractions to generate a high volume of customer traffic. Many factors beyond our control may decrease mall traffic including, among other things, economic downturns, the closing of anchor department stores, weather, accessibility to strip malls or alternative shopping formats (such as catalogs or Internet commerce) and changes in consumer preferences and shopping patterns. A decrease in the volume of mall traffic, shifts in consumer discretionary spending to other products or a general reduction in the level of such spending could adversely affect our business, financial condition and results of operations. In addition, although our comparable store sales increased 6.3% during 1998 and 0.4% during 1997, our comparable store sales decreased 1.3%, 1.5%, 5.1% and 13.8% during 1996, 1995, 1994 and 1993, respectively. There can be no assurance that we will continue to generate comparable store sales increases. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

 The Seasonality of Our Business Could Affect Our Profitability

  We generate a significant portion of our sales from October through December (56.6% for the year ended January 30, 1999), which includes the holiday selling season. During the period from the day after Thanksgiving through January 2, 1999, we generated 37.8% of our annual sales. Net sales are generally lowest during the period from April through July. Historically, we have not become profitable, if at all, until the fourth quarter of a given year. As a result, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through December. Given the seasonality of our business, misjudgments in fashion trends or unseasonably warm or severe weather during our peak selling season in a given year could have a material adverse effect on our business, financial condition and results of operations. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including merchandise mix, the timing and level of markdowns and promotions, the net sales contributed by seasonal stores, timing of certain holidays and the number of shopping days and weekends between Thanksgiving and Christmas. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Inflation."

 We Could Have Difficulty Obtaining Merchandise From Our Foreign Suppliers

  We import our leather garments and accessories from independent foreign contract manufacturers located primarily in the Far East. We do not have long-term contracts or formal arrangements with our contract manufacturers. Many of our domestic vendors also import a substantial portion of their merchandise from abroad. In 1998, of the 85% of the leather garments Wilsons contracted for manufacture, we sourced more than 88% from contract manufacturers located in The People's Republic of China, which currently has Most Favored Nation (MFN) trading status with the United States. China's MFN status must be renewed annually and the issue faces minority opposition in the two major political parties in the United States. There can be no assurance that China's MFN status will continue as political conditions in the United States and China evolve. Additionally, in 1998 we contracted for the manufacture of approximately 8% and 3% of our leather garments from Indonesia and India, respectively. If China, Indonesia, India or any other country from which we source goods loses its MFN status, or if any imposition of new or additional duties, quotas or taxes, are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our profitability, sale prices or the demand for leather merchandise.

  Other risks inherent in foreign sourcing include:

  . economic and political instability;

  . transportation delays and interruptions;

  . restrictive actions by foreign governments;

  . the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes;

  . trade and foreign tax laws;

  . fluctuations in currency exchange rates and restrictions on the transfer of funds; and

  . the possibility of boycotts or other actions prompted by domestic concerns regarding foreign labor practices or other conditions beyond our control.
  We cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. government, including the likelihood, type or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to source products will occur. Any event causing a sudden disruption of imports from China or other foreign countries, including a disruption due to financial difficulties of a supplier, could have a material adverse effect on our business, financial condition and results of operations. The current financial instability in Asia is an example of the instability that could affect some of our suppliers adversely. Although to date the instability in Asia has not had a material adverse effect on our ability to import leather goods, and therefore on our business, financial condition and results of operations, no assurances can be given that it will not have such an effect in the future.

 We May be Affected by Unexpected Year 2000 Problems

  Many existing computer programs use only two digits to identify a year in the date field and may not be able to determine whether "00" means 1900 or 2000, which may result in systems failures or the creation of erroneous results. These programs often are highly dependent upon historical or dynamic financial and other data that could be misreported or misinterpreted and cause significant resulting errors. If not corrected, many computer applications could fail when processing year 2000 data.

  Our operations rely on computerized recordkeeping, financial reporting, and other systems, including inventory management and distribution, point-of-sale and internal accounting systems. In addition, many of our vendors and other third parties with which we conduct business also utilize computer systems that may be adversely affected by year 2000-related programming errors. We are evaluating, remediating and testing our computer systems in order to identify and correct year 2000-related problems and currently estimate that the cost of our year 2000 initiative will be $1.5 million. There can be no assurance, however, that we or such third parties will identify and correct all such problems or that expenditures will not be significantly higher. In addition, our business, financial condition and results of operations may be adversely affected if we, our vendors, or other organizations with which we do business do not complete the conversion to applications that can process year 2000 dates in a timely manner, or if the cost of our year 2000 initiative is significantly higher than estimated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Year 2000 on Information Systems."

 We May Have Difficulty Achieving Our Growth Objectives

  Our growth prospects depend upon a number of factors, including, among other things, economic conditions, establishment and growth of new selling concepts, competition, consumer preferences and demand for leather merchandise, growth in the leather outerwear, apparel and accessories market, the retail environment in general, financing and working capital needs, our ability to negotiate store leases on favorable terms, the extended lead times required to negotiate airport store leases, the ability to develop new merchandise and the ability to hire and train qualified sales associates. In addition, our growth depends upon the availability of suitable new store locations, including airport locations which historically have been more difficult to acquire than mall stores. During times of strong demand for mall locations, we may not be able to secure as many holiday store leases as we would otherwise seek. There can be no assurance that we will be able to effectively realize our plans for future growth. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

 The Loss of Our Current Chief Executive Officer or President Could Adversely Affect Our Business

  Our success depends upon the efforts of Joel Waller, Chairman and Chief Executive Officer of Wilsons, and David Rogers, President and Chief Operating Officer of Wilsons. Their experience and worldwide contacts in the leather industry significantly benefit the Company. Although we have entered into employment agreements with Messrs. Waller and Rogers, the agreements do not contain any restrictions on competition and expire in May 2000. The loss of the services of either of these individuals could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key-man life insurance on any of our executive officers.

 Our High Level of Debt and Debt Service Could Negatively Impact Our Business

  As of January 30, 1999, our debt included $70.0 million of 11 1/4% senior notes due 2004, no borrowings outstanding under our three-year $150.0 million revolving credit facility that expires in May 1999 and $10.3 million of outstanding letters of credit. Our peak borrowings under the revolving credit facility and outstanding letters of credit in 1998 were $38.4 million and $48.7 million, respectively. Our ability to service, or refinance on favorable terms, the indebtedness depends on future performance, which is subject to a number of factors, some of which are beyond our control, including general economic and market conditions and competition. Our high level of debt and debt service requirements will have several important effects on future operations, including:

  . we must dedicate a portion of our consolidated cash flow from operations to the payment of interest on our indebtedness, which, as a result, will not be available for other purposes;

  . because of covenants contained within the revolving credit facility, we must meet certain financial tests and limit capital expenditures;

  . certain covenants and restrictions under the revolving credit facility and the indenture governing the 11 1/4% senior notes and certain other restrictions may limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities; and

  . our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be impaired.

  Further, if we are unable to comply with the terms and covenants under the indenture, the 11 1/4% senior notes could be declared immediately due and payable. The foregoing factors or the inability to obtain additional financing or refinancing on favorable terms could have a material adverse effect on our business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 The High Level of Competition in the Retail Industry May Lead to Reduced Sales and Profits

  The retail leather outerwear, apparel and accessories industry is highly competitive and fragmented. If we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected. We compete with a broad range of other retailers, including other specialty retailers, department stores, mass merchandisers and discounters, many of which have greater financial and other resources. Increased competition may reduce sales, increase operating expenses and decrease profit margins. Our management believes that the principal bases upon which we compete are selection, style, quality, price, value, store location and service. We also compete for site locations and sales associates in certain circumstances. There can be no assurance that we will be able to compete successfully in the future. See "--Competition."

 A Decrease in the Availability of Leather or an Increase in Its Price Could Harm Our Business

  Leather comprises approximately two-thirds of the garment cost of leather apparel. As a result, the price of leather influences our gross margin levels. Worldwide meat consumption influences the supply of leather, and the leather shoe, furniture and auto upholstery markets primarily influence the demand for leather. The availability and price of leather may fluctuate significantly. Fluctuations in the availability and price of leather or other raw materials that we use could have a material adverse effect on our business, financial condition and results of operations.

 Failure to Attract Qualified Personnel Could Adversely Affect Our Business

  A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on our business, financial condition and results of operations. The retail business is labor intensive. We employ a large number of hourly employees and incur substantial expenses for recruiting and training new personnel. The current low unemployment rate in certain geographic areas in which we operate has contracted the available labor pool in those areas. We have historically experienced a high level of turnover in our stores as is typical in the retail environment, and there can be no assurance that we will be able to successfully attract and retain labor at current rates.

 The Market Price for Our Common Stock, Like Other Retail Stocks, May be
Volatile

  Our stock price, like that of other companies in the retail industry, is subject to volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations for any reason, there could be an immediate adverse impact on our stock price. The stock price also may be affected by broader market trends unrelated to our performance. Such volatility may limit the Company's ability in the future to raise additional capital.

 We Do Not Intend to Pay Dividends in the Foreseeable Future

  We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future. The revolving credit facility and the indenture governing the 11 1/4% senior notes restrict any payment of dividends. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our business, results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time by our board.

 Certain Provisions of Our Articles and of Minnesota Law May Make a Take-Over More Difficult or Adversely Affect the Market Price of Our Common Stock

  Our board of directors has the authority, without further shareholder action, to fix the rights and preferences of any shares of our preferred stock to be issued from time to time. In addition, as a Minnesota corporation, we are subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. Both the authority of our board with regard to the preferred stock and the provisions of the Minnesota statutes could have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock and may adversely affect the market price of, and the voting and other rights of the holders of common stock.

 Ownership of Our Common Stock is Concentrated

  Our directors and executive officers beneficially own, in the aggregate, 45.8% of the outstanding shares of our common stock. If these shareholders vote together as a group, they will be able to exert significant control of our business and affairs, including the election of individuals to our board of directors and to significantly affect the outcome of certain actions that require shareholder approval, including the adoption of amendments to our Amended and Restated Articles of Incorporation, certain mergers, sales of assets and other business acquisitions or dispositions.

Item 2. Properties

  As of January 30, 1999, Wilsons operated 517 leased store locations and one owned store location. Substantially all of Wilsons' stores were located in regional shopping malls, airport retail locations or factory outlet malls. Store leases with third parties are typically seven to ten years in duration. In most cases, each store pays an annual base rent plus a contingent rent based on the store's annual sales in excess of a specified threshold. Substantially all leases which Wilsons entered into prior to the May 25, 1996 Management Buyout are guaranteed by an affiliate of CVS. New store leases which Wilsons is currently entering into or will enter into in the future will not be guaranteed by CVS or an affiliate of CVS, and, with respect to existing store leases, Wilsons is obligated, pursuant to the sale agreement with CVS, to use commercially reasonable efforts to remove the affiliate of CVS as a guarantor. To date, Wilsons has not experienced any significant difficulty in obtaining market rate leases without a CVS guarantee.

  The Company owns its Brooklyn Park distribution center and corporate offices and the land on which they are located. The combined Brooklyn Park distribution center and corporate offices total is 343,500 square feet. During 1998, the Company signed a five-year lease with a five-year renewal option for a facility in Maple Grove, Minnesota that services the distribution needs of the airport locations and factory outlet stores. This new facility is 45,600 square feet.

Item 3. Legal Proceedings

  The Company is involved in various routine legal proceedings incidental to the conduct of its business. Although the outcome of these matters cannot be determined, management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operation of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 4a. Executive Officers of the Registrant

  The following table sets forth certain information concerning the executive officers of the Company as of April 1, 1999.

  Name                   Age                                 Position
  ----                   ---                                 --------
Joel N. Waller..........  59 Chairman of the Board of Directors and Chief Executive Officer
David L. Rogers.........  56 President, Chief Operating Officer and Director
John Serino.............  49 Executive Vice President, Store Sales
W. Michael Bode.........  54 Senior Vice President--Wilsons, General Manager Outlet Division
John Fowler.............  43 Senior Vice President, General Merchandise Manager
Betty Goff..............  42 Vice President, Human Resources
Jed Jaffe...............  45 Vice President, Real Estate
Jeffrey W. Orton........  43 Vice President, Information Systems and Strategies and Logistics
Lisa Stanley............  51 Vice President, Marketing
Daniel R. Thorson.......  40 Treasurer and Director, Business Planning and Analysis
Douglas J. Treff........  41 Vice President, Finance, Chief Financial Officer and Assistant Secretary

  Joel N. Waller has served as Chairman and Chief Executive Officer of the Company since April 1992. In 1983, CVS hired Mr. Waller as President of Wilsons, and he served in such capacity until April 1992. Prior to joining Wilsons, Mr. Waller served in several capacities at Bermans The Leather Experts Inc. ("Bermans"), including Senior Vice President-General Merchandise Manager from 1980 to 1983, Division Merchandise Manager from 1978 to 1980 and Buyer from 1976 to 1978. He currently serves on the Board of Directors of Lakes Gaming, Inc., Rainforest Cafe, Inc. and Damark International, Inc.

  David L. Rogers has served as President and Chief Operating Officer of Wilsons since April 1992. In 1988, Mr. Rogers joined Wilsons as Executive Vice President and Chief Operating Officer when Bermans was acquired by Wilsons, and he served in such capacity until April 1992. Mr. Rogers served as Chief Operating Officer of Bermans from 1984 to 1988 and Chief Financial Officer of Bermans from 1980 to 1984. Mr. Rogers currently serves on the Board of Directors of Lakes Gaming, Inc. and Rainforest Cafe, Inc.

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

  W. Michael Bode has served as Senior Vice President--Wilsons, General Manager Outlet Division since January 1999 and served as Vice President, Manufacturing of Wilsons from 1987 to January 1999. Prior to joining Wilsons, Mr. Bode served as Director of Manufacturing from 1985 to 1987, as Divisional Merchandise Manager of Outerwear from 1982 to 1985 and as Regional Director of Stores from 1981 to 1982 of Bermans.

  John Fowler has served as Senior Vice President, General Merchandise Manager of Wilsons since January 1999 and as Vice President, General Merchandise Manager from May 1998 to January 1999. Mr. Fowler served as Overseas Merchant for Wilsons from February 1993 to April 1998, as Vice President, General Merchandise Manager of Tannery West from August 1989 to January 1993, and as Divisional Merchandise Manager of Tannery West from October 1986 to July 1989.

  Betty Goff has served as Vice President, Human Resources of Wilsons since February 1992. Ms. Goff served as Director of Executive Recruitment and Placement of Wilsons from October 1987 to February 1992.

  Jed Jaffe has served as Vice President, Real Estate of the Company since March 1998. Mr. Jaffe served as Vice President, Store Sales of Wilsons from January 1996 to March 1998, as Vice President, Strategic Planning of Wilsons from February 1995 to December 1995, as Vice President/General Merchandise Manager of Snyder Leather from August 1993 to January 1995, as Eastern Zone Sales Vice President of Wilsons from February 1993 to August 1993, as President of Tannery West from September 1992 to January 1993 and as Director of Manufacturing of Wilsons from October 1991 to September 1992.

  Jeffrey W. Orton has served as Vice President, Information Systems and Strategies and Logistics since October 1997. Mr. Orton served as Director of Strategic Analysis of the Company from March 1997 to October 1997 and as Director of Business Process Reengineering of Wilsons from September 1993 to March 1997. Prior to joining Wilsons, Mr. Orton held various management positions from 1986 to 1993 at United States Shoe Corporation, a manufacturing and retail apparel and footwear company, most recently as Director of Footwear Retail Systems from June 1992 to September 1993.

  Lisa Stanley has served as Vice President, Marketing, of the Company since January 1999. Ms. Stanley served as Vice President, Music Programming for Audio Environments, Inc., a creator and producer of custom music for retailers, from 1997 to 1999. From 1992 to 1997, Ms. Stanley served as the Vice President of Marketing for the Structure division of The Limited, Inc., a specialty retailer, and from 1991 to 1992, held various positions with the Lane Bryant division of The Limited, Inc. Ms. Stanley served as Senior Vice President, Sales Promotion Director for the Weinstocks division of Carter Hawley Hale, a regional department store, from 1984 to 1991 and as Vice President, Sales Promotion Director of The Broadway division of Carter Hawley Hale from 1979 to 1984.

  Daniel R. Thorson has served as Treasurer of Wilsons since May 1996 and as Director of Business Planning since October 1995. Prior to joining Wilsons, Mr. Thorson held several positions from 1981 through 1995 at Northwest Airlines, Inc., an airline company, most recently as Director of Finance and Administration, Pacific Division, based in Tokyo, Japan from July 1991 to June 1995.

  Douglas J. Treff has served as Chief Financial Officer and Assistant Secretary of Wilsons since May 1996 and as Vice President, Finance since January 1993. Mr. Treff served as Controller of Wilsons from September 1992 to January 1993 and as Director of Financial Planning and Analysis of Wilsons from May 1990 to September 1992.

  Executive officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

  The Company's common stock, $.01 par value, trades on The Nasdaq National MarketSM under the symbol WLSN. As of April 1, 1999, the market price of the common stock was $9.3125. The table presents the high and low market prices since the effective date of the Company's initial public offering on May 27, 1997.

                 Quarterly Common Stock Price Ranges
           -------------------------------------------------
                       Quarter                High     Low
           --------------------------------  ------- -------
           Fiscal quarter ended August 2,
            1997 (from May 27, 1997)         $11.625 $ 9.000
           Fiscal quarter ended November 1,
            1997                              11.625  10.141
           Fiscal quarter ended January 31,
            1998                              10.000   8.500
           Fiscal quarter ended May 2, 1998   16.000   8.500
           Fiscal quarter ended August 1,
            1998                              16.750  14.375
           Fiscal quarter ended October 31,
            1998                              15.438   9.625
           Fiscal quarter ended January 30,
            1999                              12.188   9.250

  There were 45 recordholders of the Company's common stock as of April 1, 1999.

Dividends

  The Company has not declared any cash dividends since its inception in May 1996. The Board of Directors currently intends to continue a policy of retaining all earnings to finance the continued growth and development of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition, results of operations and other factors deemed relevant by the Board. The Company's loan agreements contain certain covenants limiting, among other things, the Company's ability to pay cash dividends or make other distributions. See "Item
1. Business--Risk Factors--We Do Not Intend to Pay Dividends in the Forseeable Future" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6. Selected Financial Data

  The following tables present selected historical consolidated financial data of the Company, which should be read in conjunction with "Item 7.-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements of the Company", beginning on page F-1. The selected historical consolidated financial data as of January 30, 1999, January 31, 1998 and February 1, 1997, for the years ended January 30, 1999 and January 31, 1998 and for the period from inception (May 26, 1996) to February 1, 1997 have been derived from the historical consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The selected historical consolidated financial data as of December 31, 1995 and 1994, for the years then ended and for the five months ended May 25, 1996 have been derived from the historical consolidated financial statements of the Predecessor Companies audited by KPMG Peat Marwick LLP, independent auditors. The historical consolidated financial data for the year ended February 1, 1997 have been derived from the unaudited financial statements of the Predecessor Companies for the seventeen weeks ended May 25, 1996 and from the audited financial statements of the Company for the period from inception (May 26, 1996) to February 1, 1997. The historical consolidated financial data for the eight months ended January 27, 1996 and for the five months ended May 27, 1995, have been derived from the unaudited consolidated financial statements of the Predecessor Companies. The store data as of and for the periods set forth below are unaudited. In the opinion of management, the unaudited information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented.

  Prior to the Management Buyout, the Predecessor Companies were operated as part of CVS. The selected historical consolidated financial data presented herein reflect certain periods during which the Company did not operate as an independent company. Such information, therefore, may not reflect the results of operations or the financial condition of the Company which would have resulted had the Company operated as an independent company during such earlier reporting periods, and are not necessarily indicative of the Company's future results or financial condition.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
        (in millions except share and per share amounts and store data)

                                              Combined
                                Company    Companies(/1/)    Company                Predecessor Companies
                   ----------------------- -------------- -------------- -------------------------------------------------
                                                           Period From      Eight                           Years Ended
                         Years Ended            Year        Inception      Months    Five Months Ended      December 31,
                   -----------------------     Ended      (May 26, 1996)    Ended    -------------------   ---------------
                   January 30, January 31,  February 1,   to February 1, January 27, May 25,    May 27,
                      1999        1998          1997           1997         1996       1996       1995      1995     1994
                   ----------- ----------- -------------- -------------- ----------- --------   --------   -------  ------
Statement of
 Operations Data:
Net Sales........  $     459.4 $    418.1      $424.8       $    345.1     $ 367.6   $  109.6   $  124.7   $ 462.4  $474.6
Costs and
 expenses:
 Costs of goods
  sold, buying
  and occupancy
  costs..........        303.5      282.3       286.9            222.1       238.5       86.2       99.9     317.0   329.4
 Selling, general
  and
  administrative
  expenses ......        113.7      100.7       103.2             75.8        76.4       34.8       45.9     114.9   130.2
 Depreciation and
  amortization...          4.5        2.3         4.8              1.0        13.3        4.7        9.0      21.4    22.3
 Restricted stock
  compensation
  expense (/2/)..          --         8.5         1.5              1.5         --         --         --        --      --
 Restructuring
  and asset
  impairment
  charges........          --         --          --               --        182.2        --         --      182.2     --
                   ----------- ----------      ------       ----------     -------   --------   --------   -------  ------
Income (loss)
 from
 operations......         37.7       24.3        28.4             44.7      (142.8)     (16.1)     (30.1)   (173.1)   (7.3)
Interest expense,
 net.............          7.8        6.5         6.5              5.3         7.4        1.6        3.4      10.4     8.4
                   ----------- ----------      ------       ----------     -------   --------   --------   -------  ------
Income (loss)
 before income
 taxes...........         29.9       17.8        21.9             39.4      (150.2)     (17.7)     (33.5)   (183.5)  (15.7)
Income tax
 provision
 (benefit).......         11.7       10.8         9.0             15.5        (4.6)      (6.6)      (5.5)    (10.1)   (3.1)
                   ----------- ----------      ------       ----------     -------   --------   --------   -------  ------
Income (loss)
 before
 extaordinary
 gain............         18.2        7.0        12.9             23.9      (145.6)     (11.1)     (28.0)   (173.4)  (12.6)
Extraordinary
 gain on early
 extinguishment
 of debt, net of
 tax of $2.5.....          --         3.8         --               --          --         --         --        --      --
                   ----------- ----------      ------       ----------     -------   --------   --------   -------  ------
Net income
 (loss)..........  $      18.2 $     10.8      $ 12.9       $     23.9     $(145.6)  $  (11.1)  $  (28.0)  $(173.4) $(12.6)
                   =========== ==========      ======       ==========     =======   ========   ========   =======  ======
Basic net income
 per common
 share:
Income before
 extraordinary
 item............  $      1.75 $     0.80                   $     3.12
Extraordinary
 gain on early
 extinguishment
 of debt, net of
 tax.............          --        0.42                          --
                   ----------- ----------                   ----------
Basic net income
 per common
 share...........  $      1.75 $     1.22                   $     3.12
                   =========== ==========                   ==========
Weighted average
 common shares
 outstanding.....   10,357,455  8,910,456                    7,650,000
                   =========== ==========                   ==========
Diluted net
 income per
 common share:
Income before
 extraordinary
 item............  $      1.66 $     0.68                   $     2.67
Extraordinary
 gain on early
 extinguishment
 of debt, net of
 tax.............          --        0.36                          --
                   ----------- ----------                   ----------
Diluted net
 income per
 common share....  $      1.66 $     1.04                   $     2.67
                   =========== ==========                   ==========
Weighted average
 common shares
 outstanding--
 assuming
 dilution........   10,920,437 10,397,665                    8,970,377
                   =========== ==========                   ==========
Other data:
Adjusted
 EBITDA(/3/).....  $      42.2 $     35.1      $ 34.7       $     47.2     $  52.7   $  (11.4)  $  (21.1)  $  30.5  $ 15.0
                   =========== ==========      ======       ==========     =======   ========   ========   =======  ======
Store Data:
Traditional
 stores:
 Open at end of
  period.........          518        460         461              461         494        480        567       548     628
 Net sales per
  square foot for
  stores open
  entire year....  $       426 $      393      $  389              --          --         --         --    $   373  $  340
 Change in
  comparable
  store sales
  (/4/)..........         6.3%       0.4%       (1.3%)           (2.7%)      (3.1%)      3.9%       4.4%     (1.5%)  (5.1%)
Peak number of
 seasonal stores
 during period...          265        297         376              376         227        --         --        227     135

                                                                   Predecessor
                                            Company                 Companies
                              ----------------------------------- -------------
                                                                  December 31,
                                                                  -------------
                              January 30, January 31, February 1,
                                 1999        1998        1997      1995   1994
                              ----------- ----------- ----------- ------ ------
Balance Sheet Data:
Working capital (/5/)........   $131.5      $120.2      $ 83.8    $ 44.6 $ 77.1
Total assets.................    248.8       227.7       172.4     182.4  392.7
Total long-term debt (/6/)...     70.0        75.0        59.6       --     --
Total liabilities............    150.6       155.0       128.9     154.8  191.7
Shareholders' equity.........     98.2        72.7        43.5      27.6  201.0

---------------
(1) Results for the year ended February 1, 1997, include the unaudited financial results of the Predecessor Companies for the seventeen weeks ended May 25, 1996 and the audited financial results of the Company for the period from inception (May 26, 1996) to February 1, 1997, which periods together contain 53 weeks.

(2) Represents a noncash compensation charge related to the vesting of restricted stock purchased by certain managers of the Company in connection with the Management Buyout.

(3) EBITDA represents income (loss) from operations, before depreciation and amortization. Adjusted EBITDA represents EBITDA before restricted stock compensation expense and restructuring and asset impairment charges. Adjusted EBITDA in 1995 and for the eight months ended January 27, 1996 is before the restructuring and asset impairment charges of $182.2 million. Adjusted EBITDA for the year ended January 31, 1998, for the fifty-three week period ended February 1, 1997 and for the period from inception (May 26, 1996) to February 1, 1997, is before the restricted stock compensation expense of $8.5 million, $1.5 million and $1.5 million, respectively. EBITDA and Adjusted EBITDA are not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow or as a measure of liquidity or as an alternative to net earnings as indicative of operating performance. Adjusted EBITDA is included in this Form 10-K because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt.

(4) Comparable store sales means sales generated by stores open at least one full year.

(5) The working capital calculation excludes amounts due to CVS as of December 31, 1995 and 1994.

(6) Total long-term debt as of February 1, 1997 includes accrued interest of $3.8 million which became a portion of the principal balance of the $55.8 million note issue to CVS by the Company in connection with the Management Buyout on May 25, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of Wilsons should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

  The fiscal year of the Predecessor Companies before the Management Buyout ended on December 31. In February 1997, the Company changed the end of its fiscal year to the Saturday closest to January 31, in conformity with the general practice in the retail industry, which for the most recent period was January 30, 1999. Unless otherwise indicated, references to 1998, 1997 and 1996 in this Form 10-K refer to the twelve months ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. As a result of the Management Buyout, certain financial information for the five months ended May 27, 1996 and May 25, 1995 is presented in this Form 10-K.

Overview

  The Company operates 518 retail stores under one segment using various formats including mall stores, airport locations and factory outlet stores. The Company also operates holiday stores to better capitalize on its peak selling season from October through December.

  Prior to 1996, management initiated a restructuring to improve the Company's portfolio of stores, enhance its profitability and position the Company for future growth (the Restructuring). Management closed 156 stores between January 1, 1995 and May 25, 1996 and undertook a number of strategic initiatives to improve future operating performance, including (i) repositioning the merchandise assortment to focus on higher-margin accessories and target specific customer segments, (ii) restructuring store management and staffing, (iii) upgrading critical merchandising and financial information systems and (iv) reducing corporate overhead. As a result of these and other initiatives, the Company's gross profit as a percentage of sales increased to 33.9% in 1998 from 30.6% in 1994, and selling, general and administrative expenses as a percentage of sales decreased to 24.7% from 27.4% over the same period.

  For 1998, 37.8% of the Company's sales were generated during the period from the day after Thanksgiving through January 2, 1999. As part of the Company's strategy to improve operating margins and maximize revenue and profitability during nonpeak selling seasons, the Company has increased the number of less seasonal airport and factory outlet locations and modified its product mix to emphasize accessories. The Company intends to continue to grow accessory sales by increasing the number of SKUs offered and the amount of floor space allocated to accessories in its mall stores. As a result of these initiatives, accessories grew as a percentage of sales to 28.9% in 1998 from 20.5% in 1994. Over the same period, men's apparel sales decreased as a percentage of sales to 36.1% from 44.3%, and women's apparel sales remained relatively constant in the Company's merchandise mix.

Results of Operations

  The following table sets forth selected information from the Company's historical consolidated statements of operations, expressed as a percentage of net sales for the periods indicated:

                                                                             Combined
                                                            Company          Companies    Company      Predecessor Companies
                                                    ----------------------- ----------- ----------- ---------------------------
                                                                                        Period from
                                                                                         Inception     Eight      Five Months
                                                          Years Ended                    (May 26,     Months         Ended
                                                    ----------------------- Year Ended   1996) to      Ended    ---------------
                                                    January 30, January 31, February 1, February 1, January 27, May 25, May 27,
                                                       1999        1998     1997 (/1/)     1997        1996      1996    1995
                                                    ----------- ----------- ----------- ----------- ----------- ------- -------
Net sales.....................................         100.0%      100.0%      100.0%      100.0%      100.0%    100.0%   100.0%
Cost of goods sold, buying and occupancy
 costs........................................          66.1        67.5        67.5        64.4         64.9      78.6    80.1
                                                      ------      ------      ------      ------      -------   ------- -------
Gross margin..................................          33.9        32.5        32.5        35.6         35.1      21.4    19.9
Costs and expenses:
 Selling, general and administrative
 expenses.....................................          24.7        24.1        24.3        21.9         20.8      31.8    36.8
Depreciation and amortization.................           1.0         0.6         1.1         0.3          3.6       4.3     7.2
Restricted stock compensation charge..........            --         2.0         0.4         0.4           --        --      --
Restructuring and asset impairment charges....            --          --          --          --         49.5        --      --
                                                      ------      ------      ------      ------      -------   ------- -------
Income (loss) from operations.................           8.2         5.8         6.7        13.0        (38.8)    (14.7)  (24.1)
Interest expense, net.........................           1.7         1.5         1.5         1.6          2.0       1.4     2.8
Income tax provision (benefit)................           2.5         2.6         2.2         4.5         (1.2)     (6.0)   (4.4)
Extraordinary gain on early debt
 extinguishment, net of tax...................            --         0.9          --          --           --        --      --
                                                      ------      ------      ------      ------      -------   ------- -------
Net income (loss).............................           4.0%        2.6%        3.0%        6.9%       (39.6)%   (10.1)% (22.5)%
                                                      ======      ======      ======      ======      =======   ======= =======

----------------
(1) Results for the year ended February 1, 1997 include the unaudited financial results of the Predecessor Companies for the seventeen weeks ended May 25, 1996 and the audited financial results of the Company for the period from inception (May 26, 1996) to February 1, 1997.

 Year Ended January 30, 1999 Compared to Year Ended January 31, 1998.

  Net sales increased 9.9% to $459.4 million in 1998 from $418.1 million in 1997. Contributing to the $41.3 million sales increase were: (i) a $23.2 million increase associated with a 6.3% comparable store sales increase, driven primarily by strong sales of women's and accessories merchandise in mall stores, (ii) a $12.7 million increase in non-comparable store sales due to 40 new store openings offset by 22 store closings plus the annual effect of 1997 openings and (iii) a $10.4 million increase resulting from the acquisition of the 40-store Wallet Works factory outlet chain in May 1998. Partially offsetting the sales increase was a $5.0 million decrease in seasonal stores sales due primarily to lower average sales volumes.

  Wilsons opened 40 stores, acquired 40 stores and closed 22 stores in 1998 compared to 22 store openings and 23 store closings in 1997. As of January 30, 1999, Wilsons operated 518 stores compared to 460 stores at January 31, 1998. The Company operated 215 holiday stores and 50 kiosks during the 1998 holiday season compared to 197 holiday stores and 100 kiosks during the prior year holiday season.

  Cost of goods sold, buying and occupancy costs decreased to 66.1% of sales, or $303.5 million, in 1998 from 67.5% of sales, or $282.3 million, in 1997. Gross margin net of occupancy costs increased 0.8 points as a percent of sales in 1998 due to strong comparable store sales increases that reduced the mark-down rate on merchandise compared to 1997. Occupancy costs for the current year increased $3.0 million due to operating additional stores and the effect of lease renewals. Occupancy costs declined as a percent of sales due to leverage from the comparable store sales increase. The Company's inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in, first-out (FIFO) method was not material as of January 30, 1999.

  Selling, general and administrative expenses increased to $113.7 million in 1998 from $100.7 million in 1997, and increased as a percentage of net sales to 24.7% in 1998 from 24.1% in 1997. The increase was primarily due to the addition of 58 new stores net of closings, increased expenses resulting from the 6.3% comparable store sales increase, higher selling expenses in the Company's non-mall businesses and increased infrastructure to support the growth of the Company's airport and factory outlet businesses.

  Depreciation and amortization increased to $4.5 million in 1998 from $2.3 million in 1997, and increased as a percentage of net sales to 1.0% from 0.6%. The increase resulted from the acquisition of the 40-store Wallet Works factory outlet chain and $16.0 million in capital expenditures for new store construction and the renovation of existing stores.

  Income from operations increased 55.2% to $37.7 million in 1998 from $24.3 million in 1997. The 1997 period included an $8.5 million noncash compensation charge associated with the vesting of all remaining shares of restricted stock. See "Consolidated Financial Statements of the Company, Note 9." Excluding the restricted stock compensation expense, income from operations increased 15.0% in 1998.

  Net interest expense increased to $7.8 million from $6.5 million in 1997. The increase was due to a higher average short and long-term debt outstanding, higher interest rates on the long-term debt and additional deferred financing cost amortization related to the issuance of the 11 1/4% senior notes due 2004. This increase was partially offset by an increase in interest income.

  Income tax expense increased to $11.7 million in 1998 from $10.8 million in 1997. The effective tax rate decreased to 39.2% in 1998 from 60.4% in 1997 due primarily to the non-deductibility of the $8.5 million restricted stock compensation expense in 1997.

  The Company realized a $3.8 million extraordinary gain on the early extinguishment of debt, net of tax, in 1997. The extraordinary gain was the result of repurchasing the senior secured subordinated note issued to CVS in connection with the Acquisition at a discount. See "Consolidated Financial Statements of the Company, Note 7."

 Year Ended January 31, 1998 Compared to Year Ended February 1, 1997

  Net sales decreased 1.6% to $418.1 million in 1997 from $424.8 million in 1996. Contributing to the $6.7 million sales decrease were: (i) a $6.3 million decrease associated with the additional week in 1996 and (ii) the operation of 21 fewer stores on average as the Company closed underperforming stores. Partially offsetting the sales decline were: (i) a 0.4% increase in comparable store sales and (ii) increased sales in the Company's holiday stores. The increase in comparable store sales was primarily due to a fourth quarter comparable store sales increase of 7.5% generated by a strong customer response to the merchandise styles introduced in the fall season. Comparable store sales were negatively impacted in the first nine months of 1997 by a reduced level of clearance merchandise for sale in the spring, as there were fewer liquidations of closed stores compared to the prior year and by unseasonably warm temperatures from September through mid-October.

  Wilsons opened 22 stores and closed 23 stores in 1997 compared to eight store openings and 41 store closings in 1996. As of January 31, 1998, Wilsons operated 460 stores compared to 461 stores at February 1, 1997. The Company operated 197 holiday stores and 100 kiosks during the 1997 holiday season compared to 224 holiday stores and 152 kiosks during the prior year holiday season.

  Cost of goods sold, buying and occupancy costs remained constant at 67.5% of sales, or $282.3 million, in 1997, compared to 67.5% of sales, or $286.9 million, for 1996. Gross margin net of occupancy costs decreased 0.4 points as a percent of sales in 1997 from 1996 due primarily to additional markdowns required to liquidate clearance merchandise. In 1997, occupancy costs decreased $2.8 million due principally to operating fewer stores. The difference in inventory between LIFO and the FIFO method was not material as of January 31, 1998.

  Selling, general and administrative expenses for 1997 decreased to $100.7 million from $103.2 million in 1996, and decreased as a percentage of net sales to 24.1% in 1997 from 24.3% in 1996. The decrease was due to reducing corporate expenses, controlling variable expenses in the stores, operating on average 21 fewer locations and having one less week in the 1997 fiscal year.

  Depreciation and amortization decreased to $2.3 million in 1997 from $4.8 million in 1996. The decrease resulted from the purchase accounting adjustment as part of the Management Buyout that reduced the amounts assigned to property and equipment, thereby reducing depreciation expense.

  Operating expenses for 1997 included an $8.5 million noncash compensation charge associated with the vesting of the remaining 881,982 shares of restricted stock. Operating expenses for 1996 included a $1.5 million noncash compensation charge associated with the vesting of 198,018 shares of restricted stock. See "Consolidated Financial Statements of the Company, Note 9."

  Income from operations, excluding restricted stock compensation expense, increased 9.8% to $32.8 million in 1997 from $29.9 million in 1996. Income from operations, including the restricted stock compensation expense, decreased 14.5% to $24.3 million in 1997 from $28.4 million in 1996.

  Net interest expense for 1997 decreased to $6.5 million in 1997 from $6.5 million in 1996.

  Income tax expense increased to $10.8 million in 1997 from $9.0 million in 1996. The effective tax rate increased to 60.4% in 1997 from 41.0% in 1996 due primarily to the nondeductibility of the $8.5 million restricted stock compensation expense.

  The Company realized a $3.8 million extraordinary gain on the early extinguishment of debt, net of tax, in 1997. The extraordinary gain was the result of the repurchase at a discount of the CVS Note. See "Consolidated Financial Statements of the Company, Note 7."

 Period from Inception (May 26, 1996) to February 1, 1997 Compared to Eight Months Ended January 27, 1996

  Net sales from inception to February 1, 1997 decreased 6.1% to $345.1 million from $367.6 million during the same period in the previous year. Contributing to the $22.5 million decrease were: (i) a 2.7% decline in comparable store sales due to weak demand for the Company's fashion merchandise in the Midwest area of the country as compared to the northeast and west coast markets where comparable store sales increased, (ii) five fewer shopping days between Thanksgiving and Christmas and (iii) operating an average of 82 fewer stores from inception to February 1, 1997, compared to the same period one year earlier, as Wilsons closed stores that did not meet cash flow targets. Partially offsetting the decrease was: (i) a sales increase from operating 149 additional holiday stores and kiosks and (ii) $2.8 million in sales generated in the additional week in the period from inception (May 26, 1996) to February 1, 1997.

  Wilsons opened five stores and closed 24 stores in the period from inception (May 26, 1996) to February 1, 1997, compared to three store openings and 76 store closings in the same period one year earlier. As of February 1, 1997, Wilsons operated 461 stores compared to 494 stores at the end of the same period in the previous year. The reduction of 33 stores was a result of closing unprofitable stores as part of the Restructuring. In addition, Wilsons operated 224 holiday stores and 152 kiosks during the 1996 holiday season compared to 98 holiday stores and 129 kiosks during the prior year holiday season.

  Cost of goods sold, buying and occupancy costs from inception to February 1, 1997 decreased to 64.4% of sales, or $222.1 million, from 64.9% of sales, or $238.5 million, for the same period of the previous year. Gross margin net of occupancy costs increased for the period from inception to February 1, 1997 as compared to the same period one year earlier due to additional markdowns taken in the earlier period to liquidate merchandise in 76 stores that were closed in conjunction with the Restructuring and to an increase in the sales of accessories in the later period. Accessories typically generate higher gross margins than apparel.

  Operating expenses before restructuring and asset impairment charges from inception to February 1, 1997 decreased to $78.3 million from $89.7 million for the same period in 1995, and decreased as a percentage of net sales to 22.6% from 24.4% for the same period in 1995. The $11.4 million decrease was due mainly to the $12.3 million decrease in depreciation and amortization expense resulting from the Restructuring and the purchase accounting adjustment that reduced the amounts assigned to property and equipment. Offsetting the operating expense reduction were 149 additional holiday stores and kiosks compared to the same period one year earlier and a $1.5 million noncash charge associated with the vesting of restricted stock.

  Operating expenses after restructuring and asset impairment charges from inception to February 1, 1997, decreased to $78.3 million from $271.9 million for the same period in 1995, and decreased as a percentage of net sales to 22.6% from 73.9% for the same period in 1995. In 1995 the Company incurred a pre-tax restructuring charge of $134.3 million to reflect the anticipated costs associated with closing approximately 100 stores and the write-off of goodwill and other intangibles, and a pre-tax asset impairment charge of $47.9 million related to the write-off of certain assets upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

  Net interest expense from inception to February 1, 1997, decreased to $5.3 million from $7.4 million for the same period in the previous year. The decrease in net interest expense was primarily due to a decrease in the average amount of debt outstanding offset by higher interest rates, the amortization of deferred financing costs and an increase in interest income.

  Income tax expense for the period from inception to February 1, 1997, increased to $15.5 million from a $4.7 million tax benefit for the prior year period. The effective tax rate increased to 39.4% in the 1996 period from 3.1% in the 1995 period, due primarily to the impact of the write-off of nondeductible goodwill and other intangibles as part of the Restructuring.

 Five Months Ended May 25, 1996 Compared to Five Months Ended May 27, 1995

  Net sales for the five-month period in 1996 decreased 12.1% to $109.6 million from $124.7 million during the same period of the prior year. Contributing to the $15.1 million decrease was the sales decrease resulting from operating an average of 90 fewer stores. Partially offsetting the sales decrease was a 3.9% comparable store sales increase in the 1996 period as a result of strong merchandise sales in the women's and accessories areas due to the clearance of merchandise associated with store closings and the closings of holiday stores and kiosks combined with unseasonably cool weather within Wilsons' areas of operation during the first three months of 1996.

  Wilsons closed 71 stores and opened three new stores in the five months ended May 25, 1996, compared to 63 store closings and two store openings in the five months ended May 27, 1995. The store closings in the first five months of 1996 and in 1995 were a result of the Restructuring. Wilsons operated 480 stores as of May 25, 1996, compared to 567 stores at the end of the same period in 1995.

  Cost of goods sold, buying and occupancy costs for the five-month period in 1996 decreased to 78.6% of sales, or $86.2 million, from 80.1% of sales, or $99.9 million, for the same period of the prior year. As a percent of sales, gross margin net of occupancy costs increased in the five-month period of 1996 as compared to the same period one year earlier primarily due to closing 22 Snyder Leather stores, an off-price strip center concept which carried lower-margin merchandise, in the 1995 period and an increase in the sale of accessories which produced a higher gross margin in the 1996 period. For the five months ended May 25, 1996, occupancy costs as a percent of sales decreased as the Company closed unprofitable stores as part of the Restructuring.

  Operating expenses in the five-month period in 1996 decreased to $39.5 million from $54.9 million for the same period of 1995, and decreased as a percentage of net sales to 36.1% from 44.0% for the same period in 1995. The $15.4 million decrease was a result of store closings and realizing the benefits of profit enhancement measures initiated in 1995 that increased operational efficiencies in the stores and the administrative departments. These included store sales productivity gains as a result of revised store staffing patterns and levels, revisions of the layaway and check acceptance policies, and reductions in headquarters expense. Operating expenses were also lower than the same period in 1995 as a result of the Restructuring which reduced Wilsons' 1996 depreciation and amortization expenses by $4.3 million.

  Net interest expense for the five months ended May 25, 1996 decreased to $1.6 million from $3.4 million for the five months ended May 27, 1995. The average outstanding loan balance with CVS was reduced by $56.0 million from $118.1 million to $62.1 million in the 1996 five-month period. The decrease was primarily attributable to a $124.0 million capital contribution made by CVS to facilitate the Management Buyout.

  Income tax benefit for the 1996 five-month period increased to $6.6 million from $5.5 million in the 1995 five-month period. The effective tax rate increased in the five-month period in 1996 to 37.2% from 16.3% in the 1995 five-month period. The increase was primarily due to the elimination of goodwill and other amortization expenses in 1996 which in 1995 created nondeductible expenses for tax purposes.

Liquidity And Capital Resources

  Wilsons' capital requirements are primarily driven by the Company's seasonal working capital needs and its strategy to open new stores, remodel existing stores and update information systems. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December. The Company currently plans to open at least 20 mall stores and at least seven airport stores annually for the next several years. Such stores are part of the Company's long-term strategy to identify new growth opportunities and increase profit margins.

  General Electric Capital Corporation and a syndicate of banks have provided the Company with a three-year senior credit facility (the Senior Credit Facility), which expires in May 1999. The Senior Credit Facility provides for borrowings of up to $150.0 million in aggregate principal amount, which amount includes a letter of credit subfacility of up to $90.0 million. The maximum amount available under the Senior Credit Facility, however, is further subject to a borrowing base limitation (less certain reserves) of 65.0% of eligible inventory. The Company's borrowing availability is also reduced by outstanding letters of credit. Interest is payable on borrowings at one or more variable rates determined by reference to the "prime" rate plus 0.25% ("prime" plus 0.0% for the first $10.0 million of borrowings) or LIBOR plus 1.75%. The spreads are subject to possible changes based upon the Company's financial results. As of January 30, 1999, the Company had no borrowings under the Senior Credit Facility and $10.3 million of outstanding letters of credit. The Company pays a monthly fee equal to 0.375% per annum on the unused amount of the Senior Credit Facility and on that portion of the first $10.0 million in borrowings that bears interest at prime plus a spread. For letters of credit, the Company pays a monthly fee in an amount equal to 1.25% per annum times the daily average of the amount of letters of credit outstanding during each month, which percentage is subject to possible changes based on the Company's financial results. The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. For 1998, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $38.4 million and $48.7 million, respectively, and the average amount of borrowings and the average amounts covered by outstanding letters of credit were $6.1 million and $27.5 million, respectively. For 1997, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $30.8 million and $51.9 million, respectively, and the average amounts of borrowings and the average amounts covered by outstanding letters of credit were $3.6 million and $28.1 million, respectively. From inception through February 1, 1997, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $48.2 million and $60.9 million, respectively, and the average amounts of borrowings and the average amounts covered by outstanding letters of credit were $15.8 million and $40.1 million, respectively. The Company is dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that borrowing capacity under the Senior Credit Facility, together with current and anticipated cash flow from operations should be adequate to meet the Company's anticipated working capital and capital expenditure requirements until the

Senior Credit Facility expires in May 1999, when the Company expects to replace such facility. The Company estimates that capital expenditures during 1999 will total approximately $25.0 million.

  On August 18, 1997, the Company completed a private offering of 11 1/4% senior notes (the Senior Notes) to certain institutional buyers. Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes mature on August 15, 2004, unless previously redeemed, and the Company is not required to make any mandatory redemption or sinking fund payment prior to maturity. The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The indenture, dated as of August 18, 1997, governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters, and which place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The Company used approximately $56.5 million of the approximately $72.0 million net proceeds from the private offering of the Senior Notes to repurchase the outstanding note issued to CVS in connection with the Management Buyout and pay the accrued interest thereon. The balance of the net proceeds has been used for general corporate purposes, including capital expenditures and additional store openings.

  On March 27, 1998, Wilsons repurchased and simultaneously cancelled the warrant issued to CVS for $10.0 million in cash. The warrant had been issued to CVS in the Management Buyout and gave CVS the right to purchase a total of 1,350,000 shares of the Company's common stock.

  On May 13, 1998, the Company acquired certain assets of Wallet Works, Inc. for a purchase price of $5.2 million. The purchase enabled the Company to expand its leather accessories business into factory outlet malls, a new distribution channel for the Company. See "Consolidated Financial Statements of the Company, Note 7."

  On June 16, 1998, the Company completed the redemption of its outstanding redeemable common stock purchase warrants that were issued in the Company's initial public offering. The net proceeds received by the Company from the exercise of such warrants prompted by such warrant redemption, after deducting costs and expenses, were approximately $17.0 million. See "Consolidated Financial Statements of the Company, Note 9."

  On January 21, 1999 and March 9, 1999, the Company repurchased $5.0 million and $4.5 million, respectively, of Senior Notes. See "Consolidated Financial Statements of the Company, Note 7."

Cash Flow Analysis

  Operating activities for 1998 resulted in cash provided of $21.0 million compared to cash provided of $16.1 million in 1997. The $21.0 million cash provided by operating activities in 1998 was primarily a result of net income of $18.2 million.

  Investing activity for 1998 was comprised of capital expenditures of $16.0 million and the purchase of Wallet Works for $5.2 million. The capital expenditures were primarily for the implementation of certain new information systems, the renovation of and improvements to existing stores and constructing new stores. Capital expenditures for 1997 totaled $10.5 million. The Company currently plans to open at least 20 traditional mall stores and at least seven airport stores annually for the next several years. The cost to open a typical mall store ranges from $130,000 to $200,000. The cost to open an airport store is currently estimated to range from $75,000 for kiosks to $175,000 for larger stores.

  Cash provided by financing activities for 1998 was $3.4 million. The $3.4 million provided by financing activities was primarily the result of $17.2 million net proceeds received by the Company from the exercise of the common stock redeemable purchase warrants and employee stock options and a $1.2 million increase in book overdrafts which occur as outstanding checks exceed funds on deposit in noninvestment accounts offset by $10.0 million used to repurchase the warrant issued to CVS and $5.0 million used to repurchase Senior Notes. Financing activities in 1997 included proceeds of $9.5 million from the Company's initial public offering and $16.9 million in additional cash proceeds from the issuance of long-term debt after repayment of the CVS note. See "Consolidated Financial Statements of the Company, Note 9."

  Management believes that the Company's financial resources, including the Senior Credit Facility and current and anticipated cash flow from operations, will be adequate to fund the Company's operations until the Senior Credit Facility expires in 1999, when the Company expects to replace such Facility.

Seasonality and Inflation

  A majority of the Company's net sales and operating profit is generated in the peak selling period from October through December, which includes the holiday selling season. Wilsons recorded 56.6% of its 1998 sales in the peak selling period. For 1998, 37.8% of the Company's sales were generated during the period from the day after Thanksgiving through January 2, 1999. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling period. Net sales are generally lowest during the period from April through July, and the Company typically does not become profitable, if at all, until the fourth quarter of a given year. Most of the Company's stores are unprofitable during the first three quarters. Conversely, nearly all of the Company's stores are profitable during the fourth quarter, even those that may be unprofitable for the full year. Historically, the Company has opened most of its stores during the last half of the year. As a result, new mall stores opened just prior to the fourth quarter produce profits in excess of their annualized profits since the stores typically generate losses in the first nine months of the year.

  The following table sets forth certain unaudited financial information from the Company's historical consolidated statements of operations for each fiscal quarter of 1998, 1997 and 1996. This quarterly information has been prepared on a basis consistent with the Company's audited financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto.

                               1998                             1997                             1996(/1/)
                  -------------------------------  -------------------------------  ------------------------------------
                   First  Second   Third  Fourth    First  Second   Third  Fourth    First     Second     Third  Fourth
                  Quarter Quarter Quarter Quarter  Quarter Quarter Quarter Quarter  Quarter Quarter(/2/) Quarter Quarter
                  ------- ------- ------- -------  ------- ------- ------- -------  ------- ------------ ------- -------
                                                             (in millions)
Net sales.......   $68.0   $45.7   $87.5  $258.2    $56.9   $36.5   $81.3  $243.4    $66.8     $41.4      $86.4  $230.2
Costs of goods
 sold, buying
 and occupancy
 costs..........    51.4    41.3    61.4   149.4     47.2    37.0    57.5   140.6     52.7      38.2       62.1   133.9
                   -----   -----   -----  ------    -----   -----   -----  ------    -----     -----      -----  ------
Gross profit
 (loss).........    16.6     4.4    26.1   108.8      9.7    (0.5)   23.8   102.8     14.1       3.2       24.3    96.3
Selling, general
 and
 administrative
 expense........    21.9    20.9    25.4    45.5     19.2    17.2    23.9    40.4     21.0      20.3       23.3    38.6
Depreciation and
 amortization...     0.8     1.0     1.2     1.5      0.5     0.5     0.6     0.7      2.9       0.9        0.1     0.9
Restricted stock
 compensation
 charge.........     --      --      --      --       0.4     0.5     7.6     --       --        --         --      1.5
                   -----   -----   -----  ------    -----   -----   -----  ------    -----     -----      -----  ------
Income (loss)
 from
 operations.....    (6.1)  (17.5)   (0.5)   61.8    (10.4)  (18.7)   (8.3)   61.7     (9.8)    (18.0)       0.9    55.3
Income (loss)
 before
 extraordinary
 items..........    (4.5)  (11.9)   (2.0)   36.6     (7.2)  (12.6)   (9.7)   36.5     (7.2)    (11.9)      (1.0)   33.0

                               1998                             1997                             1996(/1/)
                  -------------------------------  -------------------------------  ------------------------------------
                   First  Second   Third  Fourth    First  Second   Third  Fourth    First     Second     Third  Fourth
                  Quarter Quarter Quarter Quarter  Quarter Quarter Quarter Quarter  Quarter Quarter(/2/) Quarter Quarter
                  ------- ------- ------- -------  ------- ------- ------- -------  ------- ------------ ------- -------
                                                     (as a percentage of net sales)
Net sales.......   100.0%  100.0%  100.0%  100.0%   100.0%  100.0%  100.0%  100.0%   100.0%    100.0%     100.0%  100.0%
Costs of goods
 sold, buying
 and occupancy
 costs..........    75.6    90.4    70.2    57.9     83.0   101.4    70.7    57.8     78.9      92.3       71.9    58.2
                   -----   -----   -----  ------    -----   -----   -----  ------    -----     -----      -----  ------
Gross margin....    24.4     9.6    29.8    42.1     17.0    (1.4)   29.3    42.2     21.1       7.7       28.1    41.8
Selling, general
 and
 administrative
 expense........    32.2    45.7    29.0    17.6     33.7    47.1    29.4    16.6     31.4      49.0       27.0    16.8
Depreciation and
 amortization...     1.2     2.2     1.4     0.6      0.9     1.4     0.7     0.3      4.3       2.2        0.1     0.4
Restricted stock
 compensation
 charge.........     --      --      --      --       0.7     1.4     9.3     --       --        --         --      0.7
                   -----   -----   -----  ------    -----   -----   -----  ------    -----     -----      -----  ------
Income (loss)
 from
 operations.....    (9.0)  (38.3)   (0.6)   23.9    (18.3)  (51.2)  (10.2)   25.3    (14.7)    (43.5)       1.0    24.0
Income (loss)
 before
 extraordinary
 items..........    (6.6)  (26.0)   (2.3)   14.2    (12.7)  (34.5)  (11.9)   15.0    (10.8)    (28.7)      (1.2)   14.3

---------------
(1) 1996 represented a fifty-three week period. The first, third and fourth quarters were comprised of thirteen weeks and the second quarter was comprised of fourteen weeks.
(2) The second quarter of 1996 combines the results of the Predecessor Companies prior to the Management Buyout from April 28, 1996 through May 25, 1996, and the Company after the Management Buyout from May 26, 1996 through August 3, 1996.

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

  State of Readiness. In 1995, the Company began replacing its legacy mainframe software systems with the goal of upgrading the functionality of the Company's business systems. Certain business systems that were not year 2000 compliant were replaced with off-the-shelf vendor packaged software solutions. By the end of 1997, merchandising, financial and human resource software was implemented, replacing the Company's noncompliant, legacy mainframe software systems. These vendor software packages, with certain upgrades planned for the first quarter of 1999, have been certified by the vendors as year 2000 compliant, but will be further tested for compliance.

  In order to support these new software packages, the Company's systems infrastructure continues to be upgraded to become fully year 2000 compliant. The Company completed its migration to year 2000 compliant servers, operating systems and related data base software during 1998.

  In 1998, the Company created a Year 2000 Project Committee responsible for planning and monitoring the Company's overall year 2000 program and for reporting to the Company's senior management and Board of Directors. The Company's year 2000 program encompasses both information and non-information systems within the Company as well as investigation of the readiness of the Company's significant business partners. The Company engaged an outside consulting firm to assess Wilsons' readiness for the year 2000 and develop project plans for remediation of year 2000 issues.

  The Company has nearly completed its assessment of hardware, software, embedded systems (including facilities), goods suppliers, service providers and date sensitive components. This assessment has resulted in a complete inventory of all of the Company's date-sensitive components. In addition, key suppliers of goods have been sent surveys and one-third have been returned. This assessment has resulted in the identification of areas of risk and the development of project plans to ensure year 2000 compliance in areas that present the greatest business risk.

  The Company has communicated with many of its key suppliers and other business partners or vendors seeking assurances they will be year 2000 compliant. Although no method exists for achieving certainty that any business' significant partners will function without disruption in the year 2000, the Company's goal is to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of year 2000 problems. The Company is planning, where appropriate, to review significant partners throughout 1999 to confirm their level of preparedness for the year 2000 and to make adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

  Wilsons is currently implementing project plans to remediate non-compliant systems identified in its assessment of year 2000 risks. The Company is implementing its year 2000 solutions in three phases:

    1. Remediation is underway to repair or replace components determined to pose significant risks. Replacement is scheduled to be completed in the third quarter of fiscal 1999. Key projects in progress include the remediation of distribution center systems, the upgrade and/or replacement of store point-of-sale registers and store communications systems, the upgrades to certain merchandising and financial systems, and the development of a test environment.

    2. Testing will include validation of the solutions identified in remediation of internal systems and interfaces and off-the-shelf vendor packages. System-wide testing is planned for the second quarter of fiscal 1999. In addition, contingency plans will be tested at the same time.

    3. The final implementation of all remediated and tested components is anticipated to be completed by October 1999.

  Costs to Address the Year 2000 Issue. The Company is expensing costs for modifications as incurred. These expenses are not expected to have a material adverse impact on the Company's results of operations or cash flows. The Company is funding the cost of its year 2000 program with cash flows from operations. The Company's total year 2000 expenditures are estimated to be approximately $1.5 million. The largest single year 2000 expenditure to date has been consulting fees incurred in the assessment of our year 2000 readiness. To date, the Company has spent $0.3 million, all of which has been expensed. This amount should not be taken as an indication of the Company's degree of completion of its year 2000 program.

  Risks Presented by the Year 2000 Issue. The Company faces significant risk that would result from (a) the disruption of the merchandise supply chain, including ports, transportation vendors, and the Company's distribution centers due to system failures or loss of necessary infrastructure support such as electricity or telecommunications, (b) the inability of primary suppliers to be year 2000 compliant, which could cause delays in product availability and (c) general failure of in store systems or landlord infrastructure support systems such as utilities which could severely limit the Company's ability to conduct business in its stores.

  Contingency Plans. The Company is preparing contingency plans to minimize disruption to its operations in the event of a year 2000 failure. The Company is formulating plans to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. The Company anticipates contingency planning will be completed by November 1999.

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

Recently Issued Accounting Pronouncements

  In February 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Foreign currency translation adjustment is the only component of other comprehensive income and is presented on the consolidated statements of shareholders' equity.

  In February 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes new standards for determining reportable segments and for disclosing information regarding each such segment. The adoption of SFAS No. 131 did not have a material impact on the financial statements or the disclosures contained therein.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments, short-term borrowings and long-term debt obligations. The Company does not use derivative financial instruments in its available for sale securities. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its investments by limiting default risk and market risk.

  The Company mitigates default risk by investing in high credit quality securities consisting primarily of cash and cash equivalents. Market risk is limited by including only securities with active markets in our portfolio. All short-term investments mature, by policy, within one year.

  At January 30, 1999, Wilsons had cash and cash equivalents totaling $116.2 million. The effect of a 100 basis point change in interest rates would have an approximate $450,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.

  The Company's Senior Credit Facility carries interest rate risk that is generally related to either LIBOR or the prime rate. If either of those rates were to change while Wilsons was borrowing under the facility, interest expense would increase or decrease accordingly. As of January 30, 1999, there were no outstanding borrowings under the Senior Credit Facility.

  The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At January 30, 1999, Wilsons had fixed rate debt of $70.0 million maturing in August 2004.

Item 8. Financial Statements and Supplementary Data

  Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, the Company is not required to provide supplementary data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1999 (the Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 30, 1999.

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

Item 11. Executive Compensation

  Incorporated herein by reference is the information appearing under the headings "Executive Compensation--Summary Compensation Table,--Stock Options,--Option Grants in Last Fiscal Year,--Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,--Employment Contracts and--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

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

(a) Documents filed as part of this report:

  1. Financial Statements:

  Report of Independent Public Accountants

  Independent Auditors' Report

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Shareholders' Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

  2. Financial Statement Schedules:

  Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K:

  No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

(c) Exhibits:

  The following exhibits are filed as part of this Form 10-K for the year ended January 30, 1999.

 Exhibit
  No.                    Description                      Method of Filing
 ------- ------------------------------------------   -------------------------
 2.1     Sale Agreement dated as of May 24, 1996 by
         and among CVS New York, Inc., Wilsons
         Center, Inc. and the Registrant.(1).......   Incorporated by Reference

 3.1     Amended and Restated Articles of
         Incorporation of the Registrant adopted
         June 16, 1998.............................   Electronic Transmission

 3.2     Restated Bylaws of the Registrant as
         amended June 16, 1998.....................   Electronic Transmission

 4.1     Specimen of common stock certificate.(2)..   Incorporated by Reference

 4.2     Indenture dated as of August 18, 1997, by
         and among Wilsons The Leather Experts
         Inc., the other corporations listed on the
         signature pages thereof, and Norwest Bank
         Minnesota, National Association, including
         specimen Certificate of 11 1/4% Series A
         Senior Notes due 2004 and specimen
         Certificate of 11 1/4% Series B Senior
         Notes due 2004.(3)........................   Incorporated by Reference

 4.3     Purchase Agreement dated as of August 14,
         1997, by and among Wilsons The Leather
         Experts Inc., the Subsidiary Guarantors
         party thereto, and BancAmerica Securities,
         Inc.(4)...................................   Incorporated by Reference

 4.4     Underwriter Warrants.(5)..................   Incorporated by Reference


 Exhibit
  No.                   Description                      Method of Filing
 ------- -----------------------------------------   -------------------------
   4.5   Registration Rights Agreement dated as of
         May 25, 1996, by and among CVS New York,
         Inc., the Company, the Managers listed on
         the signature pages thereto, Leather
         Investors Limited Partnership I and the
         Partners listed on the signature pages
         thereto.(6)..............................   Incorporated by Reference

  10.1   Parent Guaranty dated as of May 25, 1996,
         by Wilsons The Leather Experts Inc.,
         Wilsons Center, Inc., Rosedale Wilsons,
         Inc. and River Hills Wilsons, Inc. in
         favor of General Electric Capital
         Corporation.(7)..........................   Incorporated by Reference

 *10.2   Wilsons The Leather Experts Inc. Amended
         Executive and Key Management Incentive
         Plan.....................................   Electronic Transmission

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

  10.8   Stock Exchange Agreement.(8).............   Incorporated by Reference

  10.9   Store Guarantors' Guaranty dated as of
         May 25, 1996, by Bermans The Leather
         Experts, Inc., Wilsons House of Suede,
         Inc., Wilsons Tannery West, Inc., the
         Georgetown Subsidiaries that are
         signatories thereto and the Individual
         Store Subsidiaries that are signatories
         thereto, in favor of General Electric
         Capital Corporation.(9)..................   Incorporated by Reference

 *10.10  Wilsons The Leather Experts Inc. Amended
         1996 Stock Option Plan.(2)...............   Incorporated by Reference

  10.11  Amendment No. 1 to Credit Agreement.(2)..   Incorporated by Reference

  10.12  Amendment No. 2 to Credit Agreement.(2)..   Incorporated by Reference

  10.13  Amendment No. 3 to Credit
         Agreement.(10)...........................   Incorporated by Reference

  10.14  Pledge Agreement, dated as of May 25,
         1996, between Wilsons The Leather Experts
         Inc. and General Electric Capital
         Corporation, individually and as agent
         for the lenders signatory to the Credit
         Agreement.(11)...........................   Incorporated by Reference

  10.15  Pledge Agreement, dated as of May 25,
         1996, between Wilsons Center, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(12)...   Incorporated by Reference

  10.16  Pledge Agreement, dated as of May 25,
         1996, between Rosedale Wilsons, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(13)...   Incorporated by Reference

 Exhibit
  No.                   Description                      Method of Filing
 ------- -----------------------------------------   -------------------------
 10.17   Pledge Agreement, dated as of May 25,
         1996, between River Hills Wilsons, Inc.
         and General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(14)...   Incorporated by Reference

 10.18   Amendment No. 4 to Credit
         Agreement.(15)...........................   Incorporated by Reference
 10.19   Amendment No. 2 to Pledge Agreement dated
         as of July 31, 1997, between River Hills
         Wilsons, Inc. and General Electric
         Capital Corporation.(16).................   Incorporated by Reference

 10.20   Joinder Agreement dated as of July 31,
         1997, by and between Wilsons
         International Inc. and General Electric
         Capital Corporation.(17).................   Incorporated by Reference

 10.21   Reaffirmation of Guaranty dated as of
         July 31, 1997, by Wilsons The Leather
         Experts Inc., Wilsons Center, Inc.,
         Rosedale Wilsons, Inc. and River Hills
         Wilsons, Inc., in favor of General
         Electric Capital Corporation.(18)........   Incorporated by Reference

 10.22   Repurchase Agreement dated as of March
         27, 1998, between Wilsons The Leather
         Experts Inc. and CVS New York, Inc.(19)..   Incorporated by Reference

 10.23   Wilsons The Leather Experts Inc. 1998
         Stock Option Plan.(20)...................   Incorporated by Reference

 10.24   Consent to Credit Agreement dated March
         27, 1998.(21)............................   Incorporated by Reference

 10.25   Consent and Amendment to Credit Agreement
         dated May 6, 1998.(22)...................   Incorporated by Reference

 10.26   Consent and Amendment to Credit Agreement
         dated January 19, 1999...................   Electronic Transmission

 11.1    Computation of per share income..........   Electronic Transmission

 12.1    Computation of ratios....................   Electronic Transmission

 21.1    Subsidiaries of Wilsons The Leather
         Experts Inc. ............................   Electronic Transmission

 23.1    Consent of Arthur Andersen LLP...........   Electronic Transmission

 23.2    Consent of KPMG Peat Marwick LLP.........   Electronic Transmission

 27.1    Financial Data Schedule..................   Electronic Transmission

 27.2    Financial Data Schedule for the quarter
         ended August 1, 1998.....................   Electronic Transmission

 27.3    Restated Financial Data Schedule for the
         quarter ended August 2, 1997.............   Electronic Transmission

--------
  * Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
 (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
 (2) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.
 (3) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
 (4) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
 (5) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.
 (6) Incorporated by Reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
 (7) Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
 (8) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 3, 1997 filed with the Commission.

 (9) Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 1O-Q for the quarter ended August 2, 1997 filed with the Commission.
(10) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended May 3, 1997 filed with the Commission.
(11) Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(12) Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(13) Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(14) Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(15) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(16) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(17) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(18) Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(19) Incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Commission.
(20) Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Commission.
(21) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998 filed with the Commission.
(22) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998 filed with the Commission.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilsons The Leather Experts Inc.:

  We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. (a Minnesota corporation) and Subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 30, 1999 and January 31, 1998, and for the period from inception (May 26, 1996) to February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and Subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for the years ended January 30, 1999 and January 31, 1998, and for the period from inception (May 26, 1996) to February 1, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Minneapolis, Minnesota,
March 5, 1999

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
Wilsons Center, Inc.:

  We have audited the accompanying consolidated statements of operations, shareholder's equity and cash flows of Wilsons Center, Inc. d.b.a. Wilsons The Leather Experts (a subsidiary of Melville Corporation) and Subsidiaries for the five-month period ended May 25, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Wilsons Center, Inc. d.b.a. Wilsons The Leather Experts and Subsidiaries for the five-month period ended May 25, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the consolidated financial statements, Wilsons Center, Inc. d.b.a. Wilsons The Leather Experts adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective October 1, 1995.

                                          KPMG Peat Marwick LLP

Minneapolis, Minnesota
July 19, 1996

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (In Thousands, Except Share and Per Share Amounts)

                                                        January 30, January 31,
                                                           1999        1998
                                                        ----------- -----------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................  $116,160    $112,975
  Accounts receivable, net.............................     6,325       7,010
  Inventories..........................................    84,971      77,911
  Prepaid expenses.....................................     1,595         835
                                                         --------    --------
      Total current assets.............................   209,051     198,731
PROPERTY AND EQUIPMENT, net............................    36,195      25,182
OTHER ASSETS, net......................................     3,532       3,759
                                                         --------    --------
                                                         $248,778    $227,672
                                                         ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................  $ 17,328    $ 17,270
  Accrued expenses.....................................    33,033      34,068
  Income taxes payable.................................    22,894      22,418
  Deferred income taxes................................     4,247       4,770
                                                         --------    --------
      Total current liabilities........................    77,502      78,526
LONG-TERM DEBT.........................................    70,000      75,000
OTHER LONG-TERM LIABILITIES............................     3,099       1,494
                                                         --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 13):
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
   authorized; 10,833,424 and 9,532,083 shares issued
   and outstanding on January 30, 1999 and January 31,
   1998, respectively..................................       108          95
  Additional paid-in capital...........................    55,180      37,850
  Retained earnings....................................    42,931      34,744
  Cumulative other comprehensive loss..................       (42)        (37)
                                                         --------    --------
      Total shareholders' equity.......................    98,177      72,652
                                                         --------    --------
                                                         $248,778    $227,672
                                                         ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)

                                                                   Company                       Predecessor Companies
                                                    -------------------------------------- ----------------------------------
                                                                             Period From                    Five Months
                                                                              Inception    Eight Months    Periods Ended
                                                    Year Ended  Year Ended  (May 26, 1996) Period Ended ---------------------
                                                    January 30, January 31, to February 1, January 27,  May 25,     May 27,
                                                       1999        1998          1997          1996       1996       1995
                                                    ----------- ----------- -------------- ------------ --------  -----------
                                                                                           (Unaudited)            (Unaudited)
NET SALES........................................    $459,372    $418,140      $345,121     $ 367,639   $109,640   $124,700
COSTS AND EXPENSES:
 Cost of goods sold, buying and occupancy costs..     303,501     282,369       222,131       238,558     86,213     99,849
 Selling, general and administrative expenses....     113,706     100,691        75,806        76,442     34,868     45,918
 Depreciation and amortization...................       4,454       2,277           994        13,294      4,722      9,002
 Restricted stock compensation expense...........         --        8,511         1,485           --         --         --
 Restructuring and asset impairment charges......         --          --            --        182,184        --         --
                                                     --------    --------      --------     ---------   --------   --------
 Income (loss) from operations...................      37,711      24,292        44,705      (142,839)   (16,163)   (30,069)
 Interest expense, net...........................       7,815       6,434         5,271         7,400      1,581      3,396
                                                     --------    --------      --------     ---------   --------   --------
 Income (loss) before income taxes...............      29,896      17,858        39,434      (150,239)   (17,744)   (33,465)
 Income tax provision (benefit)..................      11,719      10,783        15,528        (4,681)    (6,603)    (5,461)
                                                     --------    --------      --------     ---------   --------   --------
 Income (loss) before extraordinary gain.........      18,177       7,075        23,906      (145,558)   (11,141)   (28,004)
 Extraordinary gain on early extinguishment of
  debt, net of tax of $2,509.....................         --        3,763           --            --         --         --
                                                     --------    --------      --------     ---------   --------   --------
 Net income (loss)...............................    $ 18,177    $ 10,838      $ 23,906     $(145,558)  $(11,141)  $(28,004)
                                                     ========    ========      ========     =========   ========   ========
BASIC NET INCOME PER COMMON SHARE:
 Income before extraordinary item................    $   1.75    $   0.80      $   3.12
 Extraordinary gain on early extinguishment of
  debt, net of tax...............................         --         0.42           --
                                                     --------    --------      --------
Basic net income per common share................    $   1.75    $   1.22      $   3.12
                                                     ========    ========      ========
Weighted average common shares outstanding.......      10,357       8,910         7,650
                                                     ========    ========      ========
DILUTED NET INCOME PER COMMON SHARE:
 Income before extraordinary item................    $   1.66    $   0.68      $   2.67
 Extraordinary gain on early extinguishment of
  debt, net of tax...............................         --         0.36           --
                                                     --------    --------      --------
Diluted net income per common share..............    $   1.66    $   1.04      $   2.67
                                                     ========    ========      ========
Weighted average common shares
 outstanding--assuming dilution..................      10,920      10,398         8,970
--------------------------------------------------
                                                     ========    ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (In Thousands, Except Share Amounts)

                                                               Company
                          ------------------------------------------------------------------------------------
                            Preferred                                               Cumulative
                              Stock          Common Stock    Additional                Other         Total
                          ---------------  -----------------  Paid-In   Retained   Comprehensive Shareholders'
                          Shares  Amount     Shares   Amount  Capital   Earnings   Income (Loss)    Equity
                          ------  -------  ---------- ------ ---------- ---------  ------------- -------------
INITIAL CAPITALIZATION..   7,405  $ 7,405   7,650,000  $ 77   $ 11,016  $     --       $--         $ 18,498
 Net income.............     --       --          --    --         --      23,906       --           23,906
 Other comprehensive
  income--Foreign
  currency translation
  adjustment............     --       --          --    --         --         --        (29)            (29)
                                                                                                   --------
 Comprehensive income...     --       --          --    --         --         --        --           23,877
                                                                                                   --------
 Restricted Stock
  vested................     --       --          --    --       1,485        --        --            1,485
 Accrued preferred stock
  dividends.............     --       --          --    --         --        (395)      --             (395)
                          ------  -------  ----------  ----   --------  ---------      ----        --------
BALANCE, February 1,
 1997...................   7,405    7,405   7,650,000    77     12,501     23,511       (29)         43,465
 Net income.............     --       --          --    --         --      10,838       --           10,838
 Other comprehensive
  income--Foreign
  currency translation
  adjustment............     --       --          --    --         --         --         (8)             (8)
                                                                                                   --------
 Comprehensive income...     --       --          --    --         --         --        --           10,830
                                                                                                   --------
 Series A Preferred
  exchange..............  (7,405)  (7,405)    617,083     6      7,399        --        --              --
 Initial public
  offering..............     --       --    1,265,000    12      9,439        --        --            9,451
 Restricted Stock
  vested................     --       --          --    --       8,511        --        --            8,511
 Accrued preferred stock
  dividends canceled....     --       --          --    --         --         395       --              395
                          ------  -------  ----------  ----   --------  ---------      ----        --------
BALANCE, January 31,
 1998...................     --       --    9,532,083    95     37,850     34,744       (37)         72,652
 Net income.............     --       --          --    --         --      18,177       --           18,177
 Other comprehensive
  income--Foreign
  currency translation
  adjustment............     --       --          --    --         --         --         (5)             (5)
                                                                                                   --------
 Comprehensive income...     --       --          --    --         --         --        --           18,172
                                                                                                   --------
 Repurchase of CVS
  warrant...............     --       --          --    --         --      (9,990)      --           (9,990)
 Stock options
  exercised.............     --       --       38,441   --         311        --        --              311
 Exercise of redeemable
  warrants..............     --       --    1,262,900    13     17,019        --        --           17,032
                          ------  -------  ----------  ----   --------  ---------      ----        --------
BALANCE, January 30,
 1999...................     --   $   --   10,833,424  $108   $ 55,180  $  42,931      $(42)       $ 98,177
                          ======  =======  ==========  ====   ========  =========      ====        ========
                                                                 Predecessor Companies
                                           -------------------------------------------------------------------
                                                                                    Cumulative
                                             Common Stock    Additional Retained       Other         Total
                                           -----------------  Paid-In   Earnings   Comprehensive Shareholders'
                                             Shares   Amount  Capital   (Deficit)  Income (Loss)    Equity
                                           ---------- ------ ---------- ---------  ------------- -------------
BALANCE, December 31, 1995..............          100  $146   $135,452  $(108,018)     $ 10        $ 27,590
 Net loss...............................          --    --         --     (11,141)      --          (11,141)
 Other comprehensive income--
  Foreign currency translation
  adjustment............................          --    --         --         --         12              12
                                                                                                   --------
 Comprehensive income...................          --    --         --         --        --          (11,129)
                                                                                                   --------
 Capital contributed by CVS.............          --    --     124,000        --        --          124,000
 Other..................................          --    --        (141)       139       (10)            (12)
                                           ----------  ----   --------  ---------      ----        --------
BALANCE, May 25, 1996...................          100  $146   $259,311  $(119,020)     $ 12        $140,449
                                           ==========  ====   ========  =========      ====        ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                    Company                    Predecessor Companies
                                                      ----------------------------------- ---------------------------------
                                                                                Period
                                                                                 From
                                                                               Inception     Eight
                                                         Year        Year      (May 26,     Months     Five Months Ended
                                                         Ended       Ended     1996) to      Ended    ---------------------
                                                      January 30, January 31, February 1, January 27, May 25,     May 27,
                                                         1999        1998        1997        1996       1996       1995
                                                      ----------- ----------- ----------- ----------- --------  -----------
                                                                                          (Unaudited)           (Unaudited)
OPERATING ACTIVITIES:
 Net income (loss)...................................  $ 18,177    $ 10,838     $23,906    $(145,558) $(11,141)  $(28,004)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities-
 Extraordinary gain on early extinguishment of
  debt...............................................       --       (3,763)        --           --        --         --
 Restructuring and asset impairment charges..........       --          --          --       182,184       --         --
 Restructuring charges paid..........................       --          --          --        (1,412)   (5,958)       --
 Depreciation and amortization.......................     4,454       2,277         994       13,294     4,722      9,002
 Amortization of deferred financing costs............     1,161         870         444          --        --         --
 Restricted stock compensation expense...............       --        8,511       1,485          --        --         --
 Loss on disposal of assets..........................     1,601         106         --           882       113      3,616
 Deferred income taxes...............................       483       3,081      (4,928)     (11,233)    5,116        --
 Changes in operating assets and liabilities, net of
  assets and liabilities acquired:
  Accounts receivable, net...........................       685      (2,159)       (941)        (430)    3,395      4,120
  Inventories........................................    (3,960)    (12,992)    (11,779)       5,559    19,344     27,070
  Prepaid expenses...................................      (996)        267      (4,740)         232     5,253      5,309
  Other noncurrent assets............................       --          --          --           508       145         12
  Accounts payable and accrued expenses..............    (1,849)      7,224       9,074        7,809   (25,035)   (26,444)
  Income taxes payable and other liabilities.........     1,225       1,836      20,684       11,197   (11,926)    (6,204)
                                                       --------    --------     -------    ---------  --------   --------
   Net cash provided by (used in) operating
    activities.......................................    20,981      16,096      34,199       63,032   (15,972)   (11,523)
                                                       --------    --------     -------    ---------  --------   --------
INVESTING ACTIVITIES:
 Additions to property, equipment and other
  noncurrent assets..................................   (15,976)    (10,519)     (5,915)      (7,473)   (3,566)    (2,852)
 Acquisitions, net of cash acquired..................    (5,194)        --       37,072          --        --         --
                                                       --------    --------     -------    ---------  --------   --------
   Net cash (used in) provided by investing
    activities.......................................   (21,170)    (10,519)     31,157       (7,473)   (3,566)    (2,852)
                                                       --------    --------     -------    ---------  --------   --------
FINANCING ACTIVITIES:
 Change in due to (from) CVS.........................       --          --          --       (57,826) (107,442)     9,923
 Capital contributed by CVS..........................       --          --          --           --    124,000        --
 Change in book overdrafts...........................     1,172        (540)      4,197        7,245    (8,024)   (10,581)
 Proceeds from sale of common and preferred stock and
  exercise of redeemable warrants....................    17,192       9,452      12,000          --        --         --
 Proceeds from issuance of long-term debt............       --       71,972         --           --        --         --
 Repayment of long-term debt.........................    (5,000)    (55,039)        --           --        --         --
 Repurchase of CVS warrant...........................    (9,990)        --          --           --        --         --
                                                       --------    --------     -------    ---------  --------   --------
   Net cash provided by (used in) financing
    activities.......................................     3,374      25,845      16,197      (50,581)    8,534       (658)
                                                       --------    --------     -------    ---------  --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................................     3,185      31,422      81,553        4,978   (11,004)   (15,033)
CASH AND CASH EQUIVALENTS, beginning of period.......   112,975      81,553         --         2,292    14,286     17,325
                                                       --------    --------     -------    ---------  --------   --------
CASH AND CASH EQUIVALENTS, end of period.............  $116,160    $112,975     $81,553    $   7,270  $  3,282   $  2,292
                                                       ========    ========     =======    =========  ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for-
 Interest............................................  $  9,626    $  8,032     $ 1,678    $   7,727  $  2,035   $  3,853
                                                       ========    ========     =======    =========  ========   ========
 Income taxes........................................  $ 11,220    $  8,400     $ 1,008    $     962  $    208   $    828
                                                       ========    ========     =======    =========  ========   ========
 Noncash investing and financing activities-
 Liabilities assumed for acquisition of business.....  $    203    $    --      $46,627
                                                       ========    ========     =======
 Issuance of long-term debt..........................  $    --     $    --      $55,811
                                                       ========    ========     =======
 Accrued preferred stock dividends...................  $    --     $   (395)    $   395
--------------------------------------------------
                                                       ========    ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Including Data Applicable to Unaudited Periods)

1. Nature of Organization and Acquisition:

  Wilsons The Leather Experts Inc. (Wilsons), a Minnesota corporation, was formed to acquire 100% of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies prior to the Management Buyout) in a management-led buyout (the Management Buyout) from CVS New York, Inc. (CVS) (formerly Melville Corporation, the parent company to the Predecessor Companies), a New York corporation. Wilsons and Wilsons Center, Inc. are collectively referred to as the Company. In May 1996, pursuant to a sale agreement dated May 24, 1996, between Wilsons and CVS, Wilsons acquired the common stock for (i) $2.0 million, (ii) a 10.0% senior secured subordinated note due December 31, 2000 in the principal amount of $55.8 million, (iii) a warrant to purchase 1,350,000 shares of common stock, (iv) a warrant to purchase 1,080,000 shares of common stock (reduced by terms of the Restricted Stock Agreement--see Note 9), (v) 4,320,000 shares of common stock, and (vi) 7,405 shares of preferred stock (Series A Preferred). As part of the Management Buyout, the Leather Investors Limited Partnerships I and II (LILP) in turn purchased from CVS the 4,320,000 shares of common stock and the 7,405 shares of Series A Preferred for $10.0 million.

  On May 27, 1997, the 7,405 shares of Series A Preferred were exchanged for 617,083 shares of Wilsons' common stock. On August 18, 1997, the warrant for 1,080,000 shares of common stock was cancelled with the vesting of the remaining Restricted Stock (see Note 9).

  The Management Buyout was accounted for using the purchase method. The basis of CVS's 15.0% equity interest in the Predecessor Companies was carried over to its equity interest in the Company in accordance with Emerging Issues Task Force discussion 88-16. Accordingly, the purchase price of $67.8 million and CVS's carryover basis has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. This resulted in the carrying value of the net assets acquired exceeding the new basis by approximately $52.5 million, which was applied to reduce the amounts assigned to property and equipment.

  The Company is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. The Company operates 518 retail stores located in 44 states, Canada and England, including 449 mall stores, 28 airport locations and 41 factory outlet stores. The Company supplemented permanent mall stores with 215 holiday stores during its peak selling season from October through December.

2. Summary of Significant Accounting Policies:

 Basis of Presentation

  Consolidated financial statements and footnote disclosures prior to May 26, 1996 relate to the Predecessor Companies before the Management Buyout and are not comparable to the periods presented subsequent to the Management Buyout date due to the effects of certain purchase accounting adjustments and the Management Buyout financing. The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All intercompany balances and transactions between the entities have been eliminated in consolidation.

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

 Cash and Cash Equivalents

  Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdrafts have been reclassified to current asset or current liability accounts. The short-term investments consist primarily of commercial paper and money market funds. Interest income of $3.1 million, $2.6 million and $0.7 million for the years ended January 30, 1999 and January 31, 1998, and for the period from inception (May 26, 1996) to February 1, 1997, respectively, are included in interest expense, net. The Predecessor Companies did not have any short-term investments.

 Fair Values of Financial Instruments

  The carrying value of the Company's current financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of the Company's long-term debt issued in August 1997 approximated fair value as of January 30, 1999.

 Inventories

  Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. The difference in inventories between the LIFO and first-in, first-out (FIFO) method was not material as of January 30, 1999 and January 31, 1998. The Predecessor Companies determined cost using the retail inventory method on the FIFO basis.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization of property, equipment and leasehold improvements is computed on a straight-line basis, generally over the estimated useful lives of the assets ranging from 5 to 40 years. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced. When changes in circumstances warrant measurement, impairment losses for store fixed assets are calculated by the Company by comparing projected cash flows over the lease terms to the asset carrying values.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)


 Debt Issuance Costs

  Debt issuance costs are amortized over the terms of the related financing using the interest method and are included in other assets in the accompanying consolidated balance sheets.

 Goodwill

  The excess of acquisition cost over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years.

  In connection with CVS's decision to sell the Predecessor Companies, the remaining goodwill relating to the Predecessor Companies was written off in the fourth quarter of 1995 (see Note 3).

 Store Opening and Closing Costs

  New store opening costs are charged to expense as incurred. In the event a store is planned to close before its lease has expired, the total lease obligation less sublease income is provided for in the period the decision to close the store is made.

 Advertising Costs

  Advertising costs are always charged to operations in the year incurred.

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

 Foreign Currency Translation

  The functional currency for the Company's foreign store operations (Canada and England) is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders' equity. Transaction gains and losses are reflected in income. The Company has not entered into any significant hedging transactions.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)

 Earnings Per Common Share

  Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations:

                                                                    Period From
                                                                     Inception
                                                                     (May 26,
                                            Year Ended  Year Ended   1996) to
                                            January 30, January 31, February 1,
                                               1999        1998        1997
                                            ----------- ----------- -----------
     Net income (in thousands)............    $18,177     $10,838     $23,906
                                              =======     =======     =======
     Weighted average common shares
      outstanding.........................     10,357       8,910       7,650
     Effect of options granted............        372         218          78
     Effect of warrants...................        191       1,270       1,242
                                              -------     -------     -------
     Weighted average common shares
      outstanding--assuming dilution......     10,920      10,398       8,970
                                              =======     =======     =======
     Basic net income per common share....    $  1.75     $  1.22     $  3.12
                                              =======     =======     =======
     Diluted net income per common share..    $  1.66     $  1.04     $  2.67
                                              =======     =======     =======

 Reclassifications

  Certain reclassifications have been made to the consolidated financial statements of the prior years to conform to the 1998 presentation.

 Recently Issued Accounting Pronouncements

  In February 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Foreign currency translation adjustment is the only component of other comprehensive income and is presented on the consolidated statements of shareholders' equity.

  In February 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes new standards for determining reportable segments and for disclosing information regarding each such segment. The adoption of SFAS No. 131 did not have a material impact on the financial statements or the disclosures contained therein.

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

                                                       Predecessor Companies
                                                     -------------------------
                                                     For the Year
                                                        Ended        As of
                                                     December 31, December 31,
                                                         1995         1995
                                                     ------------ ------------
     Goodwill and other intangible write-offs.......   $112,361      $  --
     Lease obligations and asset write-offs for
      store and other facility closings.............     21,121       8,000
     Severance......................................        476         448
     Other..........................................        378         179
                                                       --------      ------
         Total......................................   $134,336      $8,627
                                                       ========      ======

  The reserves remaining at May 25, 1996 were retained by CVS as part of the Management Buyout.

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

4. Accounts Receivable:

  Accounts receivable consisted of the following (in thousands):

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
     Layaway receivables................................   $ 4,675     $ 5,657
     Trade receivables..................................     3,232       4,083
     Other receivables..................................     1,643       1,197
                                                           -------     -------
                                                             9,550      10,937
     Less:
       Layaway return reserves..........................    (2,104)     (2,972)
       Allowance for doubtful accounts..................    (1,121)       (955)
                                                           -------     -------
         Total..........................................   $ 6,325     $ 7,010
                                                           =======     =======

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)


5. Property and Equipment:

  Property and equipment consisted of the following (in thousands):

                                                        January 30, January 31,
                                                           1999        1998
                                                        ----------- -----------
     Land..............................................   $ 1,340     $ 1,340
     Buildings and improvements........................       914         922
     Equipment and furniture...........................    31,253      21,711
     Leasehold improvements............................     9,935       4,446
                                                          -------     -------
         Total.........................................    43,442      28,419
     Less--Accumulated depreciation and amortization...    (7,247)     (3,237)
                                                          -------     -------
         Total.........................................   $36,195     $25,182
                                                          =======     =======

6. Accrued Expenses:

  Accrued expenses consisted of the following (in thousands):

                                   January 30, January 31,
                                      1999        1998
                                   ----------- -----------
     Taxes other than federal and
      state income taxes.........    $ 6,789     $ 6,621
     Salaries and compensated
      absences...................      7,129       5,953
     Interest....................      3,948       3,879
     Advertising.................      3,344       3,618
     Lease obligations for closed
      stores.....................      1,015       1,945
     Other.......................     10,808      12,052
                                     -------     -------
         Total...................    $33,033     $34,068
                                     =======     =======

7. Long-Term Debt:

  On August 18, 1997, the Company completed an offering of $75.0 million of 11 1/4% senior notes due 2004 (the Senior Notes). Interest on the Senior Notes is payable semiannually in arrears on February 15 and August
15 of each year, commencing on February 15, 1998. The Senior Notes mature on August 15, 2004, unless previously redeemed, and the Company is not required to make any mandatory redemption or sinking fund payment prior to maturity. On January 21, 1999, the Company redeemed $5.0 million of the Senior Notes, which is reflected as treasury debt in the accompanying consolidated balance sheet. The carrying amount of the Senior Notes is assumed to approximate its fair value. The Senior Notes are general unsecured obligations of the Company that rank senior in right of payment to all existing and future subordinated indebtedness of the Company, and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters, and which place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. The Company used $56.5 million of the net proceeds from the offering to repurchase the outstanding senior secured subordinated note (including accrued interest) issued to CVS in connection with the Management Buyout. The balance of the net proceeds, approximately $15.5 million, was used for general corporate purposes, including capital expenditures and additional store openings. In connection with the Senior Notes offering, the Company incurred $3.0 million in debt issuance costs, which is included in other assets (see Note 2).

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)


  As part of the Management Buyout, the Company issued a $55.8 million senior secured subordinated note (the Note) to CVS. Interest was accrued annually at 10.0% on $55.0 million of the Note and was payable on the maturity date of the Note at December 31, 2000. The remaining $0.8 million of the Note was noninterest-bearing and was payable on the Note's maturity date. The Note was collateralized by substantially all assets of the Company and was subordinate to borrowings under the revolving credit agreement. The Note was repurchased by the Company on August 18, 1997. As a result of the completion of the repurchase of the Note, the Company realized an extraordinary gain on the early extinguishment of debt of $3.8 million, net of tax, in the third quarter of 1997.

  In conjunction with the Management Buyout, the Company obtained a $150.0 million revolving credit agreement (the Revolver) with certain banks, which extends through May 24, 1999 and includes a $90.0 million letter-of-credit subfacility. The Revolver is collateralized by substantially all assets of the Company.

  Interest on cash borrowings under the Revolver is at the bank reference rate plus 0%-1.25%, or LIBOR plus 1.75%-2.75%. The interest rate is dependent upon the amount and term of the borrowings as well as the Company's earnings before income taxes/cash interest coverage ratio for the trailing four quarters. The Company pays a monthly fee equal to 0.375% per annum on the unused amount of the Revolver and on that portion of the first $10.0 million in borrowings that bears interest at prime plus 0%-0.875%. As of January 30, 1999, there were no cash borrowings under the Revolver, and there was $10.3 million in letters of credit outstanding.

  The Revolver contains covenants, which among other things, restrict the ability of the Company to, above certain thresholds, incur indebtedness; to make capital expenditures, acquisitions, investments, stock redemptions and dispositions of assets; and to pay dividends. The Revolver also requires the Company to maintain certain financial covenants. At January 30, 1999, the Company was in compliance with all covenants of the Senior Notes and the Revolver.

  Prior to the Management Buyout, the Predecessor Companies' operations were funded primarily by CVS (see Note 12).

8. Income Taxes:

  The income tax provision (benefit) is comprised of the following (in thousands):

                                                                    Predecessor
                                              Company                Companies
                                ----------------------------------- -----------
                                                        Period From
                                                         Inception  Five-Month
                                                         (May 26,     Period
                                Year Ended  Year Ended   1996) to      Ended
                                January 30, January 31, February 1,   May 25,
                                   1999        1998        1997        1996
                                ----------- ----------- ----------- -----------
     Current:
       Federal.................   $10,084     $ 6,912     $17,642    $(11,731)
       State...................     1,152         790       2,814         --
     Deferred..................       483       3,081      (4,928)      5,128
                                  -------     -------     -------    --------
         Total.................   $11,719     $10,783     $15,528    $ (6,603)
                                  =======     =======     =======    ========

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)


  Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

                                                                   Predecessor
                                             Company                Companies
                               ----------------------------------- -----------
                                                       Period From
                                                        Inception  Five-Month
                                                        (May 26,     Period
                               Year Ended  Year Ended   1996) to      Ended
                               January 30, January 31, February 1,   May 25,
                                  1999        1998        1997        1996
                               ----------- ----------- ----------- -----------
     U.S. federal statutory
      income tax (benefit)
      rate...................     35.0%       35.0%       35.0%      (35.0)%
     Restricted stock
      compensation expense...      --         18.6         1.3          --
     State income taxes, net
      of federal tax effect..      4.0         4.0         3.0         (2.3)
     Other, net..............      0.2         2.8         0.1          0.1
                                  ----        ----        ----       ------
         Effective tax rate..     39.2%       60.4%       39.4%      (37.2)%
                                  ====        ====        ====       ======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax asset and liability were as follows (in thousands):

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
     Deferred tax asset:
       Accrued liabilities..............................   $4,299      $4,650
       Net operating loss carryforwards.................    1,651       2,201
       Other............................................      478         413
                                                           ------      ------
         Total..........................................    6,428       7,264
                                                           ------      ------
     Deferred tax liability:
       Inventories......................................    8,596       9,546
       Property and equipment...........................    3,114       2,450
       Layaway and sales return reserve.................      105         193
       Other............................................      246         225
                                                           ------      ------
         Total..........................................   12,061      12,414
                                                           ------      ------
         Net deferred tax liability.....................   $5,633      $5,150
                                                           ======      ======

9. Capital Stock:

 Common Stock and Initial Public Offering

  On May 27, 1997, the Company completed an initial public offering of 1,100,000 units at $9.00 per unit. In addition, the underwriter exercised its overallotment option to purchase 165,000 units. Each unit consisted of one share of common stock and one redeemable warrant to purchase one share of common stock for $13.50 per share. Each redeemable warrant entitled the holder to purchase, at any time until May 27, 2000, one share of common stock at an exercise price of $13.50. The redeemable warrants were subject to redemption by the Company for $0.01 per warrant at any time on 30 days written notice, provided that the closing bid price of the common stock exceeds $14.50 per share for any 10 consecutive trading days prior to such notice. The Company received net proceeds of approximately $9.5 million after payment of related underwriting discount and offering costs. The proceeds from this proposed public offering were used to reduce seasonal borrowings under the Revolver and to fund working capital and capital expenditures.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)


  The Company's Amended Articles of Incorporation provided that all shares of common stock, regardless of class, would automatically be converted into an equal number of shares of common stock of a single class without class designation (the Conversion) without any action by any holder thereof immediately upon the occurrence of the closing of the first public offering by the Company of shares of common stock of the Company registered under the Securities Act. On June 2, 1997, upon completion of the initial public offering, all shares of all classes of common stock were converted to a single class of common stock. After the Conversion, such shares of common stock have equal rights in all respects, including the right to one vote per share of common stock for all matters submitted to holders of common stock for a vote.

  On October 11, 1996, the Company declared a 0.9-for-1 reverse split of common stock, which has been retroactively reflected in the accompanying consolidated financial statements as if the split had occurred as of inception (May 26, 1996).

  In conjunction with the Management Buyout, certain members of management of the Company purchased 1,080,000 shares of common stock with restrictions (the Restricted Stock) at $0.60 per share under a restricted stock agreement (the Restricted Stock Agreement). The Restricted Stock vested over a five-year performance period based on the Company achieving certain performance targets, the paydown of the Note or the occurrence of other defined events, pursuant to the Restricted Stock Agreement. As of February 1, 1997, the Company had recorded $1,485,000 in compensation expense based on the number of shares (198,018) earned pursuant to the Restricted Stock Agreement.

  Upon the repurchase of the Note on August 18, 1997, the remaining 881,982 shares of Restricted Stock vested. The Company recorded a noncash compensation charge in the year ended January 31, 1998 of $8.5 million related to such shares, which is equal to the difference between the fair market value of the Restricted Stock on the date the shares vested, which was $10.25 per share, and the original purchase price of the Restricted Stock, which was $0.60 per share.

 Series A Preferred Exchange

  On May 27, 1997, the holders of the 7,405 shares of Series A Preferred exchanged their entire holdings of such shares for 617,083 shares of common stock at an exchange rate of $12.00 per share. In connection with such exchange, the holders of the Series A Preferred waived their rights to receive any accrued dividends in respect of such Series A Preferred.

 Other Warrants

  As part of the Management Buyout, the Company issued to CVS a warrant to purchase 1,350,000 shares of common stock at an exercise price of $0.60 per share (the CVS Warrant). The CVS Warrant was immediately exercisable and was to remain exercisable until the tenth anniversary of the date of grant. On March 27, 1998, the Company repurchased the CVS Warrant for $10.0 million in cash and simultaneously canceled the Warrant.

  The Company also issued to CVS a warrant to purchase 1,080,000 shares of common stock at an exercise price of $0.60 per share (the Manager Warrant). The Manager Warrant lapsed upon the repurchase of the Note on August 18, 1997.

 Redeemable Warrant Redemption

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

  The Company's Compensation Committee is responsible for administering the Company's stock option plans and approves grants in connection therewith. All outstanding stock options granted since the Company became a publicly held corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on an prorated basis on the first, second and third anniversaries from the date of the grant.

  A summary of the status of the Company's two stock option plans at year-end, with the changes during the period ended, is presented in the table below:

                                                                   Period From
                                                                    Inception
                                                                  (May 26, 1996)
                             Year Ended          Year Ended       to February 1,
                          January 30, 1999    January 31, 1998         1997
                         ------------------- ------------------- -----------------
                                    Weighted            Weighted          Weighted
                                    Average             Average           Average
                                    Exercise            Exercise          Exercise
                          Shares     Price    Shares     Price   Shares    Price
                         ---------  -------- ---------  -------- -------  --------
Outstanding, beginning
 of period.............. 1,138,495   $ 8.18    182,700   $4.44       --    $ --
  Granted...............   219,090    11.90    978,935    8.79   199,980    4.44
  Exercised.............   (38,441)    4.52        --      --        --      --
  Forfeited.............   (70,961)    7.72    (23,140)   4.44   (17,280)   4.44
  Expired...............       --       --         --      --        --      --
                         ---------   ------  ---------   -----   -------   -----
Outstanding, end of
 period................. 1,248,183   $ 8.97  1,138,495   $8.18   182,700   $4.44
                         =========   ======  =========   =====   =======   =====
Exercisable, end of
 period.................   364,779   $ 8.15     53,187   $4.44       --    $ --
                         =========   ======  =========   =====   =======   =====
Weighted average fair
 value of options
 granted................ $    2.87           $    3.62           $  4.40

  The Company accounts for the stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been reduced to the following pro forma amounts:

                                                                    Period From
                                                                     Inception
                                                                     (May 26,
                                            Year Ended  Year Ended   1996) to
                                            January 30, January 31, February 1,
                                               1999        1998        1997
                                            ----------- ----------- -----------
     Net income (in thousands):
       As reported.........................   $18,177     $10,838     $23,906
       Pro forma...........................    17,628      10,638      23,734
     Diluted net income per common share:
       As reported.........................   $  1.66     $  1.04     $  2.67
       Pro forma...........................      1.61        1.02        2.65

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended January 30, 1999 and January 31, 1998, and for the period from inception (May 26, 1996) to February 1, 1997: risk-free interest rates of 4.9%, 5.1% and 6.4%, respectively; no expected dividend yields; expected lives of three years; and expected volatility of 45.6%, 32.1% and 53.5%, respectively.

11. Employee Benefit Plans:

 401(k) Profit Sharing Plan

  The Company has a defined contribution 401(k) profit sharing plan for eligible employees which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax-deferred contributions of up to 15.0% of their eligible compensation (10.0% for those employees whose compensation in the previous year exceeded $80,000). For employees who have worked less than three years, the Company matches 25.0% of contributions, up to a maximum of 4.0% of the employee's eligible compensation. For employees who have worked more than three years, the Company matches 50.0% of contributions up to a maximum of 4.0% of the employee's eligible compensation. The Company may also, at its discretion, make a profit sharing contribution to the 401(k) plan for each plan year. The Company's contributions vest after five years of service, or at age 65 regardless of service, or upon the death of the employee.

  The Predecessor Companies' contributions to the 401(k) profit sharing plan were $0.3 million, $1.0 million, $0.3 million and $0.6 million for the eight-month period ended January 27, 1996, and for the five-month periods ended May 25, 1996 and May 27, 1995, respectively. The Company's contributions to the 401(k) profit sharing plan were $1.8 million, $1.5 million and $1.1 million for the years ended January 30, 1999 and January 31, 1998, and for the period from inception (May 26, 1996) to February 1, 1997, respectively.

 Employee Stock Ownership Plan

  The Predecessor Companies' employees participated in CVS's Employee Stock Ownership Plan (ESOP). The ESOP was a defined contribution plan for all employees meeting certain eligibility requirements. The Company elected not to provide for a similar plan for its employees after the Management Buyout.

  Compensation expense of $2.0 million, $0.2 million, $0.1 million and $2.0 million was recognized for the eight-month period ended January 27, 1996, and for the five-month periods ended May 25, 1996 and May 27, 1995.

12. Transactions With CVS:

  The Predecessor Companies' operations were funded primarily by CVS. Under an agreement with CVS, the Predecessor Companies received cash necessary to fund their daily operations. The Predecessor Companies were dependent on CVS to provide a significant portion of their working capital financing. The weighted average interest rate on borrowings from CVS for the eight-month period ended January 27, 1996, and for the five-month periods ended May 25, 1996 and May 27, 1995, was 6.2%, 5.8% and 5.6%, respectively. Prior to the Management Buyout, in anticipation of the sale, CVS contributed $124.0 million to the Predecessor Companies, which is reflected as a capital contribution in the accompanying consolidated financial statements.

  CVS allocated administrative expenses and employee benefits to the Predecessor Companies. Allocations were based on the Predecessor Companies' ratable share of expense paid by CVS on behalf of the Predecessor Companies for combined programs. The total costs allocated to the Predecessor Companies for the eight-month period ended January 27, 1996, and for the five-month periods ended May 25, 1996 and May 27, 1995, were $1.0 million, $0.5 million and $0.6 million, respectively, and are included in selling, general and administrative expenses.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)


  CVS Realty Company, Inc., a subsidiary of CVS, guaranteed the payment of the lease obligations of certain stores operated by the Predecessor Companies and charged a fee for that service. These fees are included in selling, general and administrative expenses and amounted to $0.5 million, $0.3 million and $0.3 million, for the eight-month period ended January 27, 1996, and for the five-month periods ended May 25, 1996 and May 27, 1995, respectively.

13. Commitments and Contingencies:

 Leases

  The Company has noncancelable operating leases, primarily for retail stores, which expire through 2009. A limited number of the leases contain renewal options for periods ranging from six months to five years. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals, based on sales. Net rental expense for all operating leases was as follows (in thousands):

                                        Company                    Predecessor Companies
                          ----------------------------------- --------------------------------
                                                  Period From
                                                   Inception  Eight-Month     Five-Month
                                                   (May 26,     Period       Periods Ended
                          Year Ended  Year Ended   1996) to      Ended    --------------------
                          January 30, January 31, February 1, January 27, May 25,    May 27,
                             1999        1998        1997        1996      1996       1995
                          ----------- ----------- ----------- ----------- -------  -----------
                                                              (Unaudited)          (Unaudited)
Minimum rentals.........    $39,363     $37,326     $26,972     $28,598   $14,917    $17,436
Contingent rentals......      3,077       3,058       1,924         942       449        353
                            -------     -------     -------     -------   -------    -------
                             42,440      40,384      28,896      29,540    15,366     17,789
Less--Sublease rentals..       (543)       (588)       (207)        (24)     (122)       --
                            -------     -------     -------     -------   -------    -------
    Total...............    $41,897     $39,796     $28,689     $29,516   $15,244    $17,789
                            =======     =======     =======     =======   =======    =======

  As of January 30, 1999, the future rental payments due under operating leases and future minimum sublease rental income, excluding lease obligations for closed stores, were as follows (in thousands):

     Fiscal years ending:
       2000........................................................... $ 33,916
       2001...........................................................   29,848
       2002...........................................................   25,774
       2003...........................................................   22,282
       2004...........................................................   17,058
     Thereafter.......................................................   39,655
                                                                       --------
         Total........................................................ $168,533
                                                                       ========
     Total future minimum sublease rental income...................... $    320
                                                                       ========

  As of January 30, 1999, a significant number of the existing lease obligations continue to be guaranteed by CVS. Any leases entered into subsequent to the Management Buyout will no longer be guaranteed by CVS.

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

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

               (Including Data Applicable to Unaudited Periods)


  Pursuant to the sale agreement, CVS has agreed to indemnify the Company for certain claims. For certain other claims, CVS's indemnification liability is limited to claims in the aggregate which exceed $1.2 million, but not to exceed $12.0 million.

 Guarantees

  As of January 30, 1999 and January 31, 1998, the Company had outstanding letters of credit of approximately $10.3 million and $6.5 million, respectively (see Note 7), which were primarily used to guarantee foreign purchase orders.

 Purchase Commitments

  The Company has a contingent liability with respect to an unconditional contractual obligation for the purchase of supplies. The Company had a commitment to purchase $0.6 million and $0.4 million of these supplies on an as-needed basis as of January 30, 1999 and January 31, 1998, respectively. Total payments under this agreement, which was entered into in 1994, were $1.6 million, $0.8 million, $0.9 million, $0.8 million, $0.5 million and $0.9 million for the years ended January 30, 1999, January 31, 1998, for the period from inception (May 26, 1996) to February 1, 1997, for the eight-month period ended January 27, 1996, and the five-month periods ended May 25, 1996 and May 27, 1995.

14. Related-Party Transaction:

  The Company regularly conducts business with G-III, of which Morris Goldfarb, a director at Wilsons, is the Chief Executive Officer and a director. Purchases from G-III totaled $9.4 million, $7.5 million and $5.0 million for the years ended January 30, 1999 and January 31, 1998, and for the thirteen-month period ended February 1, 1997. The Company believes that transactions with G-III are on terms no less favorable to the Company than those obtainable in arm's-length transactions with unaffiliated third parties.

  For a discussion of related-party transactions involving the Predecessor Companies, see Note 12.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 1999:

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

                                                    /s/ Douglas J. Treff
                                          By: _________________________________
                                                     Douglas J. Treff,
                                               Vice President Finance, Chief
                                              Financial Officer and Assistant
                                               Secretary (principal financial
                                                  and accounting officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 12, 1999 by the following persons on behalf of the registrant and in the capacities indicated:


          /s/ Joel N. Waller           Director, Chairman of the Board of Directors and
______________________________________  Chief Executive Officer
            Joel N. Waller

         /s/ David L. Rogers           Director, President, Chief Operating Officer
______________________________________
           David L. Rogers

           /s/ Lyle Berman             Director
______________________________________
             Lyle Berman

         /s/ Thomas J. Brosig          Director
______________________________________
           Thomas J. Brosig

        /s/ Gary L. Crittenden         Director
______________________________________
          Gary L. Crittenden

         /s/ Morris Goldfarb           Director
______________________________________
           Morris Goldfarb

       /s/ Marvin W. Goldstein         Director
______________________________________
         Marvin W. Goldstein


                                 Exhibit Index


Exhibit
No.                                Description                            Method of Filing
-------                            -----------                            ----------------
2.1         Sale Agreement dated as of May 24, 1996 by and among CVS
            New York, Inc., Wilsons Center, Inc. and the Registrant.
            (1).......................................................   Incorporated by Reference

3.1         Amended and Restated Articles of Incorporation of the
            Registrant adopted June 16, 1998..........................   Electronic Transmission

3.2         Restated Bylaws of the Registrant as amended June 16,
            1998......................................................   Electronic Transmission

4.1         Specimen of common stock certificate. (2).................   Incorporated by Reference

4.2         Indenture dated as of August 18, 1997, by and among
            Wilsons The Leather Experts Inc., the other corporations
            listed on the signature pages thereof, and Norwest Bank
            Minnesota, National Association, including specimen
            Certificate of 11 1/4% Series A Senior Notes due 2004 and
            specimen Certificate of 11 1/4% Series B Senior Notes due
            2004. (3).................................................   Incorporated by Reference

4.3         Purchase Agreement dated as of August 14, 1997, by and
            among Wilsons The Leather Experts Inc., the Subsidiary
            Guarantors party thereto, and BancAmerica Securities,
            Inc. (4)..................................................   Incorporated by Reference

4.4         Underwriter Warrants. (5).................................   Incorporated by Reference

4.5         Registration Rights Agreement dated as of May 25, 1996,
            by and among CVS New York, Inc., the Company, the
            Managers listed on the signature pages thereto, Leather
            Investors Limited Partnership I and the Partners listed
            on the signature pages thereto. (6).......................   Incorporated by Reference

10.1        Parent Guaranty dated as of May 25, 1996, by Wilsons The
            Leather Experts Inc., Wilsons Center, Inc., Rosedale
            Wilsons, Inc. and River Hills Wilsons, Inc. in favor of
            General Electric Capital Corporation. (7).................   Incorporated by Reference

*10.2       Wilsons The Leather Experts Inc. Amended Executive and
            Key Management Incentive Plan. (1)........................   Electronic Transmission

Exhibit
No.                                Description                            Method of Filing
-------                            -----------                            ----------------

*10.3       Wilsons The Leather Experts Inc. 401(k) Plan. (1).........   Incorporated by Reference

*10.4       Employment Agreement dated as of May 25, 1996 between
            Wilsons The Leather Experts Inc. and Joel N. Waller. (1)..   Incorporated by Reference

*10.5       Employment Agreement dated as of May 25, 1996 between
            Wilsons The Leather Experts Inc. and David L. Rogers. (1).   Incorporated by Reference

10.6        Credit Agreement dated as of May 25, 1996 among Wilsons
            Leather Holdings Inc., as Borrower, the Lenders signatory
            thereto from time to time, as Lenders, and General
            Electric Capital Corporation, as Agent, Lender and Swing
            Line Lender. (1)..........................................   Incorporated by Reference

10.7        Security Agreement dated as of May 25, 1996 by Wilsons
            Leather Holdings Inc. and other grantors listed on the
            signature pages thereto, in favor of General Electric
            Capital Corporation, in its capacity as Agent for
            Lenders. (1)..............................................   Incorporated by Reference

10.8        Stock Exchange Agreement. (8).............................   Incorporated by Reference

10.9        Store Guarantors' Guaranty dated as of May 25, 1996, by
            Bermans The Leather Experts, Inc., Wilsons House of
            Suede, Inc., Wilsons Tannery West, Inc., the Georgetown
            Subsidiaries that are signatories thereto and the
            Individual Store Subsidiaries that are signatories
            thereto, in favor of General Electric Capital
            Corporation. (9)..........................................   Incorporated by Reference

*10.10      Wilsons The Leather Experts Inc. Amended 1996 Stock
            Option Plan. (2)..........................................   Incorporated by Reference

10.11       Amendment No. 1 to Credit Agreement. (2)..................   Incorporated by Reference

10.12       Amendment No. 2 to Credit Agreement. (2)..................   Incorporated by Reference

10.13       Amendment No. 3 to Credit Agreement. (10).................   Incorporated by Reference


Exhibit
No.                                Description                            Method of Filing
-------                            -----------                            ----------------

10.14       Pledge Agreement, dated as of May 25, 1996, between
            Wilsons The Leather Experts Inc. and General Electric
            Capital Corporation, individually and as agent for the
            lenders signatory to the Credit Agreement. (11)...........   Incorporated by Reference

10.15       Pledge Agreement, dated as of May 25, 1996, between
            Wilsons Center, Inc. and General Electric Capital
            Corporation, individually and as agent for the lenders
            signatory to the Credit Agreement. (12)...................   Incorporated by Reference

10.16       Pledge Agreement, dated as of May 25, 1996, between
            Rosedale Wilsons, Inc. and General Electric Capital
            Corporation, individually and as agent for the lenders
            signatory to the Credit Agreement. (13)...................   Incorporated by Reference

10.17       Pledge Agreement, dated as of May 25, 1996, between River
            Hills Wilsons, Inc. and General Electric Capital
            Corporation, individually and as agent for the lenders
            signatory to the Credit Agreement. (14)...................   Incorporated by Reference

10.18       Amendment No. 4 to Credit Agreement. (15).................   Incorporated by Reference

10.19       Amendment No. 2 to Pledge Agreement dated as of July 31,
            1997, between River Hills Wilsons, Inc. and General
            Electric Capital Corporation. (16)........................   Incorporated by Reference

10.20       Joinder Agreement dated as of July 31, 1997, by and
            between Wilsons International Inc. and General Electric
            Capital Corporation. (17).................................   Incorporated by Reference

10.21       Reaffirmation of Guaranty dated as of July 31, 1997, by
            Wilsons The Leather Experts Inc., Wilsons Center, Inc.,
            Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in
            favor of General Electric Capital Corporation. (18).......   Incorporated by Reference

10.22       Repurchase Agreement dated as of March 27, 1998, between
            Wilsons The Leather Experts Inc. and CVS New York, Inc.
            (19)......................................................   Incorporated by Reference

10.23       Wilsons The Leather Experts Inc. 1998 Stock Option Plan.
            (20)......................................................   Incorporated by Reference

10.24       Consent to Credit Agreement dated March 27, 1998. (21)....   Incorporated by Reference


Exhibit
No.                                Description                            Method of Filing
-------                            -----------                            ----------------

10.25       Consent and Amendment to Credit Agreement dated May 6,
            1998. (22)................................................   Incorporated by Reference

10.26       Consent and Amendment to Credit Agreement dated January
            19, 1999..................................................   Electronic Transmission

11.1        Computation of per share income...........................   Electronic Transmission

12.1        Computation of ratios.....................................   Electronic Transmission

21.1        Subsidiaries of Wilsons The Leather Experts Inc...........   Electronic Transmission

23.1        Consent of Arthur Andersen LLP............................   Electronic Transmission

23.2        Consent of KPMG Peat Marwick LLP..........................   Electronic Transmission

27.1        Financial Data Schedule...................................   Electronic Transmission

27.2        Financial Data Schedule for the quarter ended
            August 1, 1998............................................   Electronic Transmission

27.3        Restated Financial Data Schedule for the quarter ended
            August 2, 1997............................................   Electronic Transmission



* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(2) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(3) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(4) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(5) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (333-37055) filed with the Commission on October 2, 1997.

(6) Incorporated by Reference to Exhibit 4.8 to the Company's Registration Statement on

     Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(7) Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(8) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 3, 1997 filed with the Commission.

(9) Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 1O-Q for the quarter ended August 2, 1997 filed with the Commission.

(10) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended May 3, 1997 filed with the Commission.

(11) Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(12) Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(13) Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(14) Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(15) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(16) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(17) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(18) Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(19) Incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the Commission.

(20) Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the Commission.

(21) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998 filed with the Commission.

(22) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998 filed with the Commission.