Form 10-Q
period 1999-05-01
WILSONS THE LEATHER EXPERTS INC
filed 1999-06-15
CIK 1016607

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 000-21543

                        WILSONS THE LEATHER EXPERTS INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                           41-1839933
-------------------------------                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

           7401 BOONE AVE. N.
           BROOKLYN PARK, MN                                        55428
           -----------------                                        -----
(Address of principal executive offices)                          (Zip Code)

                                 (612) 391-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes [X]   No [  ]

As of June 7, 1999, there were 10,867,944 shares of common stock, $0.01 par value per share, outstanding.

                       WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of May 1, 1999 and
            January 30, 1999                                                   3

            Consolidated Statements of Operations for the
            three months ended May 1, 1999 and May 2, 1998                     4

            Consolidated Statements of Cash Flows
            for the three months ended May 1, 1999 and May 2, 1998             5

            Notes to Consolidated Financial Statements                         6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                7

PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                  13

  Signature                                                                   14

  Index to Exhibits                                                           15

               Wilsons The Leather Experts Inc. and Subsidiaries
                          Consolidated Balance Sheets
              (In Thousands, Except Share and Per Share Amounts)

                                                                            May 1,              January 30,
                                     Assets                                  1999                  1999 *
                                     ------                              ------------           ------------
                                                                          (Unaudited)
Current Assets:
    Cash and cash equivalents                                                $ 99,759               $116,160
    Accounts receivable, net                                                    4,291                  6,325
    Inventories                                                                70,682                 84,971
    Prepaid expenses                                                            1,647                  1,595
                                                                             --------               --------
          Total current assets                                                176,379                209,051

Property and equipment, net                                                    37,275                 36,195
Other assets, net                                                               3,222                  3,532
                                                                             --------               --------
          Total assets                                                       $216,876               $248,778
                                                                             ========               ========

                          Liabilities and Shareholders' Equity
                          ------------------------------------

Current Liabilities:
    Accounts payable                                                         $  9,977               $ 17,328
    Accrued expenses                                                           26,104                 33,033
    Income taxes payable                                                       12,541                 22,894
    Deferred income taxes                                                       4,247                  4,247
                                                                             --------               --------
          Total current liabilities                                            52,869                 77,502

Long-term debt                                                                 65,450                 70,000
Other long-term liabilities                                                     3,216                  3,099
                                                                             --------               --------
          Total liabilities                                                   121,535                150,601
                                                                             --------               --------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value; 100,000,000 shares authorized,
       10,844,991 and 10,833,424 shares issued and outstanding on
       May 1, 1999 and January 30, 1999, respectively                             108                    108
    Additional paid-in capital                                                 55,330                 55,180
    Retained earnings                                                          39,934                 42,931
    Cumulative translation adjustment                                             (31)                   (42)
                                                                             --------               --------
          Total shareholders' equity                                           95,341                 98,177
                                                                             --------               --------
          Total liabilities and shareholders' equity                         $216,876               $248,778
                                                                             ========               ========

         See accompanying notes to consolidated financial statements.
          *  Derived from audited consolidated financial statements.

              Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                        ---------------------------------
                                                                          May 1,                 May 2,
                                                                           1999                   1998
                                                                        ----------             ----------
Net sales                                                                  $80,518                $68,011

Costs and expenses:
        Cost of goods sold, buying and occupancy costs                      58,302                 51,441
        Selling, general and administrative expenses                        24,570                 21,946
        Depreciation and amortization                                        1,458                    753
                                                                        ----------             ----------
        Loss from operations                                                (3,812)                (6,129)

Interest expense, net                                                        1,069                  1,151
                                                                        ----------             ----------
        Loss before income taxes                                            (4,881)                (7,280)

Income tax benefit                                                          (1,884)                (2,743)
                                                                        ----------             ----------
        Net loss                                                           $(2,997)               $(4,537)
                                                                        ==========             ==========

Net loss per common share - basic and diluted                              $ (0.28)               $ (0.48)
                                                                        ==========             ==========
Weighted average common shares
        outstanding - basic and diluted                                     10,836                  9,532
                                                                        ==========             ==========

         See accompanying notes to consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                            Three Months Ended
                                                                       ----------------------------
                                                                         May 1,            May 2,
                                                                          1999              1998
                                                                       ----------        ----------
OPERATING ACTIVITIES:
    Net loss                                                             $ (2,997)         $ (4,537)
    Adjustments to reconcile net loss to net cash used in
         operating activities-
         Depreciation and amortization                                      1,458               753
         Amortization of deferred financing costs                             295               227
         Loss on disposal of assets                                           310                45
         Changes in operating assets and liabilities:
                  Accounts receivable, net                                  2,034             3,000
                  Inventories                                              14,289             8,326
                  Prepaid expenses                                            (52)              280
                  Accounts payable and accrued expenses                   (14,280)          (13,500)
                  Income taxes payable and other liabilities              (10,224)          (11,255)
                                                                       ----------        ----------
                       Net cash used in operating activities               (9,167)          (16,661)
                                                                       ----------        ----------
INVESTING ACTIVITIES:
         Additions to property and equipment                               (2,834)           (2,125)
                                                                       ----------        ----------
                       Net cash used in investing activities               (2,834)           (2,125)
                                                                       ----------        ----------

FINANCING ACTIVITIES:
         Proceeds from issuance of common stock, net                          150                 -
         Repurchase of CVS warrant                                              -            (9,990)
         Repayment of long-term debt                                       (4,550)                -
                                                                       ----------        ----------
                       Net cash used in financing activities               (4,400)           (9,990)
                                                                       ----------        ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (16,401)          (28,776)

CASH AND CASH EQUIVALENTS, beginning of period                            116,160           112,975
                                                                       ----------        ----------
CASH AND CASH EQUIVALENTS, end of period                                 $ 99,759          $ 84,199
                                                                       ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid during the period for-
                  Interest                                               $  4,014          $  4,319
                                                                       ==========        ==========
                  Income taxes                                           $  8,457          $  8,671
                                                                       ==========        ==========

         See accompanying notes to consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (Wilsons or the Company), incorporated in Minnesota in 1996, is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. As of May 1, 1999, the Company operated 513 retail stores located in 44 states, Canada and England, including 445 mall stores, 28 airport locations and 40 factory outlet stores. The Company's mall stores offer a full range of its leather merchandise while the less seasonal airport and factory outlet stores offer primarily accessories. The Company also supplements its permanent mall stores with holiday stores, numbering 215 in 1998, to better capitalize on its peak selling season from October through December.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include those of Wilsons and all of its subsidiaries. All intercompany balances and transactions between the entities have been eliminated in consolidation.

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

3.   INVENTORIES

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. If the first in, first out (FIFO) method of accounting had been used by the Company, inventories at May 2, 1998, would have been $0.4 million higher than reported. There was no LIFO provision included in inventory at May 1, 1999.

4.   SUBSEQUENT EVENTS

     On May 24, 1999, the Company entered into a new Senior Credit Facility with General Electric Capital Corporation and a syndicate of banks. The new Senior Credit Facility provides for borrowings of up to $125.0 million in aggregate principal amount, which includes a letter of credit subfacility of up to $85.0 million. The maximum amount available under the new Senior Credit Facility is limited to 60% of balance sheet inventories (65% during the months of September and October plus a $7.5 million seasonal over-advance). The Company's borrowing availability is also reduced by outstanding letters of credit.

     Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.5%, commercial paper rate plus 1.5% or "prime" plus 0.0%. The spreads are subject to change based on the Company's financial results. The new Senior Credit Facility has covenants similar to the existing Senior Credit Facility. The new Senior Credit Facility expires in May 2002.

     Subsequent to May 1, 1999, the Company repurchased an additional $16.6 million of its 11-1/4% Senior Notes which are due 2004. The Company will incur an extraordinary charge, net of tax, of approximately $0.8 million for the early retirement of debt.

5.   RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements of the prior year to conform to the 1999 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries (Wilsons or the Company) should be read in conjunction with the Company's most recent audited financial statements and related notes included in its 1998 Annual Report on Form 10-K.

OVERVIEW

     Wilsons is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. The Company operates 513 retail stores in 44 states, Canada and England, including 445 mall stores, 28 airport locations and 40 factory outlet stores. The Company also operates holiday stores, numbering 215 in 1998, to better capitalize on its peak selling season from October through December. Over 80% of the Company's merchandise is designed and sold under Wilsons' proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R), and Wilsons The Leather Experts(TM), with each label positioned to appeal to identified customer lifestyle segments. Wilsons' mall stores average approximately 2,000 square feet and feature merchandise tailored to the demographics and buying patterns of each store's local customer base.

     The Company's business is highly seasonal, therefore, the operating results for the interim periods described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak selling season from October through December, which includes the holiday selling season. Wilsons recorded 56.6% of its sales for the fiscal year ended January 30, 1999, during the peak selling season. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling season. Net sales are generally lowest during the period from April through July, and the Company historically has not become profitable, if at all, until the fourth quarter of a given fiscal year.

     The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented, however, there can be no assurance that the Company's business will not be affected by inflation in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 1, 1999 COMPARED TO THE THREE MONTHS ENDED MAY 2, 1998

     Net sales increased 18.4% to $80.5 million in 1999 from $68.0 million in 1998. Contributing to the $12.5 million sales increase were: (i) a $5.9 million increase associated with a 9.5% comparable store sales increase, due to the continued strong sales of women's and accessories merchandise in mall stores,
(ii) a $3.5 million increase in non-comparable store sales due to three new store openings offset by eight store closings plus the effect of 1998 stores that have been open less than one year and (iii) a $3.1 million increase resulting from the acquisition of the 40-store Wallet Works factory outlet chain in May 1998.

     Wilsons opened three stores and closed eight stores in the first quarter ended May 1, 1999 compared to four store openings and 12 store closings during the first quarter last year. The three stores opened in the first quarter were mall stores. As of May 1, 1999, Wilsons operated 513 stores compared to 452 stores at May 2, 1998.

     Cost of goods sold, buying and occupancy costs for the first quarter of 1999 were 72.4% of net sales, or $58.3 million, compared to 75.6% of net sales, or $51.4 million, for the same period a year ago. The decrease in the costs as a percent of net sales is related to an improvement in gross margin net of occupancy and a decrease in occupancy costs. Gross margin net of occupancy costs improved 1.4% as a percent of net sales for the quarter as compared to last year due primarily to an improvement in initial mark-on associated with a higher mix of accessory sales and fewer markdowns. Occupancy costs decreased as a percent of net sales compared to last year. The decrease in occupancy costs as a percent of net sales was due to an increase in net sales without a corresponding increase in occupancy costs. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. No LIFO provision was required for the quarter ended May 1, 1999; the LIFO provision included in cost of sales for the quarter ended May 2, 1998 was $0.4 million.

     Selling, general and administrative expenses for the first quarter of 1999 were 30.6% of net sales, or $24.6 million, compared to 32.2% of net sales, or $21.9 million, for the same period last year. The improvement as a percentage of net sales is largely due to sales productivity improvements in the stores and leveraging fixed costs in the stores.

     Depreciation and amortization expense increased to $1.5 million in the first quarter of 1999 from $0.8 million in the first quarter of last year. The increase resulted from the acquisition of the 40-store Wallet Works factory outlet chain and capital expenditures for new store construction and the renovation of existing stores.

     Net interest expense for the first quarter of 1999 decreased to $1.1 million from $1.2 million during the same period last year. The decrease is the result of higher cash balances and a lower amount of long-term debt during 1999.

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

     On May 24, 1999, the Company entered into a new three-year senior credit facility (the Senior Credit Facility) with General Electric Capital Corporation and a syndicate of banks. The Senior Credit Facility provides for borrowings of up to $125.0 million in aggregate principal amount, which includes a letter of credit subfacility of up to $85.0 million. The maximum amount available under the Senior Credit Facility is limited to 60% of balance sheet inventories (65% during the months of September and October plus a $7.5 million seasonal over-advance). The Company's borrowing availability is also reduced by outstanding letters of credit.

     Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.5%, commercial paper rate plus 1.5% or "prime" plus 0.0%. The spreads are subject to change based on the Company's financial results. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month. The Senior Credit Facility expires in May 2002.

     The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions.

     The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. As of May 1, 1999, the Company had no borrowings under the predecessor to the Senior Credit Facility and $22.7 million of outstanding letters of credit. For 1998, the peak borrowings and letters of credit outstanding under the predecessor to the Senior Credit Facility were $38.4 million and $48.7 million, respectively. The peak time of year is October through December for borrowings and August through September for letters of credit. The Company is dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that borrowing capacity under the Senior Credit Facility, together with current and anticipated cash flow from operations, should be adequate to meet the Company's anticipated working capital and capital expenditure requirements.

     On January 30, 1999, the Company had $70.0 million of 11-1/4% Senior Notes outstanding. As of June 1, 1999, the Company had reduced the outstanding balance to $48.9 million by purchasing, at various times, approximately $21.1 million of its Senior Notes.

CASH FLOW ANALYSIS

     Operating activities for the three months ended May 1, 1999, resulted in net cash used of $9.2 million compared to net cash used of $16.7 in the comparable period of 1998. The cash used was primarily the result of the net loss of $3.0 million and a seasonal decrease of $24.5 million in accounts payable, accrued expenses, income taxes payable and other liabilities partially offset by the seasonal decrease of $16.3 million in inventories and accounts receivable.

     Changes in certain balance sheet accounts between January 30, 1999, and May 1, 1999, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company.

     Investing activity for the three months ended May 1, 1999, was comprised of capital expenditures of $2.8 million. The capital expenditures were primarily for the renovation of and improvements to existing stores and constructing new stores.

     Net cash used in financing activities for the three months ended May 1, 1999, was $4.4 million. The $4.4 million used was the result of $4.5 million used to repurchase Senior Notes offset by the exercise of stock options. Financing activities for the first three months of 1998 used $10.0 million of cash, relating to the repurchase of the warrant issued to CVS.

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

     State of Readiness. In 1995, the Company began replacing its legacy mainframe software systems with the goal of upgrading the functionality of the Company's business systems. Certain business systems that were not year 2000 compliant were replaced with off-the-shelf vendor packaged software solutions. By the end of 1997, merchandising, financial and human resource software was implemented, replacing the Company's noncompliant, legacy mainframe software systems. These vendor software packages, with current release level upgrades planned for the second quarter of 1999, have been certified by the vendors as year 2000 compliant, but will be further tested for compliance throughout the second quarter of 1999.

     In order to support these new software packages, the Company's systems infrastructure continues to be upgraded to become fully year 2000 compliant. The Company completed its migration to year 2000 compliant servers, operating systems and related data base software during 1998 and the first quarter of 1999.

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

     The Company has completed its assessment of hardware, software, embedded systems (including facilities), goods suppliers, service providers and date sensitive components. This assessment has resulted in a complete inventory of all of the Company's date-sensitive components. In addition, key suppliers of goods and service providers have been sent surveys and two-thirds have been returned. The Company is currently sending follow-up surveys where it has not received a response or the response included a future date for year 2000 completion. This assessment has resulted in the identification of areas of risk and the development of project plans to ensure year 2000 compliance in areas that present the greatest business risk.

     The Company has communicated with all of its key "critical" and "important" suppliers and other business partners or vendors seeking assurances they will be year 2000 compliant. Although no method exists for achieving certainty that any business' significant partners will function without disruption in the year 2000, the Company's goal is to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of year 2000 problems. The Company is planning, where appropriate, to review significant partners throughout 1999 to confirm their level of preparedness for the year 2000 and to make adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

     Wilsons is currently implementing project plans to remediate non-compliant systems identified in its assessment of year 2000 risks. The Company is implementing its year 2000 solutions in three phases:

     1. Projects are underway to repair or replace components determined to pose significant risks. Desktop replacement is scheduled to be completed in the third quarter of fiscal 1999. Key software projects in progress include the remediation of distribution center systems, the upgrade and/or replacement of store point-of-sale registers and store communications systems, the upgrades to certain merchandising and financial systems, and the development of a test environment. These upgrades are scheduled to be completed by the end of the third quarter of fiscal 1999.

     2. Testing will include validation of the solutions identified in remediation of internal systems and interfaces and off-the-shelf vendor packages. System-wide testing is planned to be completed by the end of the third quarter of fiscal 1999.

     3. The final implementation of all remediated and tested components is anticipated to be completed by October 1999.

     Costs to Address the Year 2000 Issue. The Company is expensing costs for modifications as incurred. These expenses are not expected to have a material adverse impact on the Company's results of operations or cash flows. The Company is funding the cost of its year 2000 program with cash flows from operations. The Company's total year 2000 expenditures are estimated to be approximately $1.0 million. The largest single year 2000 expenditure to date has been consulting fees incurred in the assessment and remediation of year 2000 issues. To date, the Company has spent $0.3 million, all of which has been expensed. This amount should not be taken as an indication of the Company's degree of completion of its year 2000 program.

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

     Contingency Plans. The Company is preparing contingency plans to minimize disruption to its operations in the event of a year 2000 failure. The Company is formulating plans to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. This planning focuses on the prioritization of business processes and the development of action plans to deal with potential events that could be caused by the year 2000 that may disrupt the normal work routine. The Company anticipates contingency planning will be completed by November 1999.

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

     There can be no assurance that all year 2000 problems will, in fact, be identified and corrected by the Company or third parties or that expenditures will not be significantly higher than currently anticipated. In addition, the Company's business, financial condition and results of operations may be adversely affected if the Company and/or other organizations with which the Company does business are unsuccessful in completing in a timely manner the conversion to applications that can process year 2000 dates or if the cost of the Company's year 2000 initiative is significantly higher than estimated.

                          ---------------------------

     Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Factors that could cause actual results to differ include: changing fashion trends and consumer preferences or misjudgment in fashion trends; adverse economic conditions and consumer shopping patterns; declines in comparable store sales; seasonality of business; risks of foreign sourcing and international business; effect of year 2000 on information systems; risks associated with future growth; loss of key personnel; high levels of Company debt and restrictions imposed by lenders and indentures; competition in the retail industry; price and availability of raw material; availability of personnel; possible volatility of stock price; dividend policy; effect of anti-takeover provisions; and control by certain shareholders. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit     Description
     -------     -----------

     10.1        Amended and Restated Credit Agreement dated as of May 24, 1999, by and among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital
                 Corporation, as Agent, Lender and Swing Ling Lender.

     10.2        Supplemental Security Agreement dated as of May 24, 1999, by and among
                 Wilsons Leather Holdings Inc. and other grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders.

     10.3        Joinder Agreement dated as of May 24, 1999, by and between the store guarantors that are signatories thereto and General Electric Capital
                 Corporation.

     10.4        Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.

     10.5        Pledge Agreement dated as of May 24, 1999, between Wilsons International,
                 Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.

     10.6        Reaffirmation of Guaranty dated as of May 24, 1999, by Wilsons The Leather
                 Experts, Inc., Wilsons Center Inc., Rosedale Wilsons, Inc., River Hills
                 Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.

     10.7        Unqualified Release Agreement dated March 3, 1999.

     11.1        Computation of per share loss.

     27.1        Financial Data Schedule.

B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first quarter ended May 1, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILSONS THE LEATHER EXPERTS INC.


By: /s/ Douglas J. Treff
    --------------------
     Douglas J. Treff
     Vice President, Finance,
     Chief Financial Officer, and
     Assistant Secretary


Date:  June 15, 1999
       -------------

                               INDEX TO EXHIBITS

Exhibit No.    Description                                                                         Method of Filing
-----------    -----------                                                                         ----------------

10.1           Amended and Restated Credit Agreement dated as of May 24, 1999, by and among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital
               Corporation, as Agent, Lender and Swing Ling Lender.                           Electronic Transmission

10.2           Supplemental Security Agreement dated as of May 24, 1999, by and among
               Wilsons Leather Holdings Inc. and other grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its
               capacity as Agent for Lenders.                                                 Electronic Transmission

10.3           Joinder Agreement dated as of May 24, 1999, by and between the store guarantors that are signatories thereto and General Electric Capital
               Corporation.                                                                   Electronic Transmission

10.4           Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually
               and as agent for the lenders signatory to the Credit Agreement.                Electronic Transmission

10.5           Pledge Agreement dated as of May 24, 1999, between Wilsons International,
               Inc. and General Electric Capital Corporation, individually and as agent
               for the lenders signatory to the Credit Agreement.                             Electronic Transmission

10.6           Reaffirmation of Guaranty dated as of May 24, 1999, by Wilsons The Leather
               Experts, Inc., Wilsons Center Inc., Rosedale Wilsons, Inc., River Hills
               Wilsons, Inc. and the Store Guarantors listed on the signature pages
               thereto in favor of General Electric Capital Corporation.                      Electronic Transmission

10.7           Unqualified Release Agreement dated March 3, 1999.                             Electronic Transmission

11.1           Computation of per share loss                                                  Electronic Transmission

27.1           Financial Data Schedule                                                        Electronic Transmission