Form 10-Q
period 1999-07-31
WILSONS THE LEATHER EXPERTS INC
filed 1999-09-14
CIK 1016607

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1999

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

As of September 7, 1999, there were 11,028,677 shares of common stock, $0.01 par value per share, outstanding.

                       WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of July 31, 1999 and
            January 30, 1999                                             3

            Consolidated Statements of Operations for the
            three months ended July 31, 1999 and
            August 1, 1998                                               4

            Consolidated Statements of Operations for the six months
            Ended July 31, 1999, and August 1, 1998                      5

            Consolidated Statements of Cash Flows
            for the six months ended July 31, 1999 and
            August 1, 1998                                               6

            Notes to Consolidated Financial Statements                   7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8

PART II - OTHER INFORMATION

   Item 4.  Submission of matters to a vote of security holders         15

   Item 6.  Exhibits and Reports on Form 8-K                            15

   Signature                                                            16

   Index to Exhibits                                                    17

               Wilsons The Leather Experts Inc. and Subsidiaries
                          Consolidated Balance Sheets
              (In Thousands, Except Share and Per Share Amounts)


                                                                                July 31,      January 30,
                                 Assets                                           1999           1999 *
                                 ------                                        -----------   ------------
                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                                    $ 23,936      $116,160
   Accounts receivable, net                                                        6,422         6,325
   Inventories                                                                   103,132        84,971
   Prepaid expenses                                                                2,228         1,595
                                                                                --------      --------
       Total current assets                                                      135,718       209,051

Property and equipment, net                                                       39,543        36,195
Other assets, net                                                                  2,883         3,532
                                                                                --------      --------
       Total assets                                                             $178,144      $248,778
                                                                                ========      ========

                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current Liabilities:
   Accounts payable                                                             $  9,356      $ 17,328
   Accrued expenses                                                               27,893        33,033
   Income taxes payable                                                              709        22,894
   Deferred income taxes                                                           5,314         4,247
                                                                                --------      --------
       Total current liabilities                                                  43,272        77,502

Long-term debt                                                                    48,890        70,000
Other long-term liabilities                                                        2,920         3,099
                                                                                --------      --------
       Total liabilities                                                          95,082       150,601
                                                                                --------      --------
Commitments and contingencies

Shareholders' Equity:
   Common stock, $.01 par value; 100,000,000 shares authorized,
     10,911,977 and 10,833,424 shares issued and outstanding on
     July 31, 1999 and January 30, 1999, respectively                                109           108
   Additional paid-in capital                                                     55,965        55,180
   Retained earnings                                                              27,013        42,931
   Cumulative translation adjustment                                                 (25)          (42)
                                                                                --------      --------
       Total shareholders' equity                                                 83,062        98,177
                                                                                --------      --------
       Total liabilities and shareholders' equity                               $178,144      $248,778
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

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                    Three Months Ended
                                                                   ----------------------
                                                                   July 31,     August 1,
                                                                     1999         1998
                                                                   --------     ---------
Net sales                                                          $ 52,822     $  45,724

Costs and expenses:
       Cost of goods sold, buying and occupancy costs                46,210        41,304
       Selling, general and administrative expenses                  23,913        20,906
       Depreciation and amortization                                  1,531           969
                                                                   --------     ---------
       Loss from operations                                         (18,832)      (17,455)

Interest expense, net                                                 1,134         1,821
                                                                   --------     ---------
       Loss before income taxes                                     (19,966)      (19,276)

Income tax benefit                                                   (7,885)       (7,398)
                                                                   --------     ---------
       Loss before extraordinary item                               (12,081)      (11,878)

Extraordinary loss on early extinguishment of debt,
       net of tax of $548                                              (839)            -
                                                                   --------     ---------
       Net loss                                                    $(12,920)    $ (11,878)
                                                                   ========     =========

Net loss per common share - basic and diluted:

       Loss before extraordinary item                              $  (1.11)     $  (1.16)
       Extraordinary loss on early extinguishment
            of debt, net of tax                                       (0.08)            -
                                                                   --------      --------
Net loss per common share - basic and diluted                      $  (1.19)     $  (1.16)
                                                                   ========      ========
Weighted average common shares
       outstanding - basic and diluted                               10,877        10,240
                                                                   ========      ========

         See accompanying notes to consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                    Six Months Ended
                                                                 -----------------------
                                                                 July 31,      August 1,
                                                                   1999          1998
                                                                 --------      ---------
Net sales                                                        $133,340      $ 113,735

Costs and expenses:
       Cost of goods sold, buying and occupancy costs             104,512         92,745
       Selling, general and administrative expenses                48,483         42,852
       Depreciation and amortization                                2,989          1.722
                                                                 --------      ---------
       Loss from operations                                       (22,644)       (23,584)

Interest expense, net                                               2,203          2,972
                                                                 --------      ---------
       Loss before income taxes                                   (24,847)       (26,556)

Income tax benefit                                                 (9,769)       (10,141)
                                                                 --------      ---------
       Loss before extraordinary item                             (15,078)       (16,415)

Extraordinary loss on early extinguishment of debt,
       net of tax of $548                                            (839)             -
                                                                 --------      ---------
       Net loss                                                  $(15,917)     $ (16,415)
                                                                 ========      =========

Net loss per common share - basic and diluted:

       Loss before extraordinary item                            $  (1.39)     $   (1.66)
       Extraordinary loss on early extinguishment
            of debt, net of tax                                     (0.08)             -
                                                                 --------      ---------
Net loss per common share - basic and diluted                    $  (1.47)     $   (1.66)
                                                                 ========      =========
Weighted average common shares
       outstanding - basic and diluted                             10,856          9,886
                                                                 ========      =========

         See accompanying notes to consolidated financial statements.

               Wilsons The Leather Experts Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)


                                                                                 Six Months Ended
                                                                              -----------------------
                                                                              July 31,      August 1,
                                                                                1999          1998
                                                                              --------      ---------
OPERATING ACTIVITIES:
   Net loss                                                                   $(15,917)     $ (16,415)
   Adjustments to reconcile net loss to net cash used in
       operating activities-
       Extraordinary loss on early extinguishment of debt                          839              -
       Depreciation and amortization                                             2,989          1,722
       Amortization of deferred financing costs                                    478            519
       Loss on disposal of assets                                                  417            168
       Deferred income taxes                                                       611          1,238
       Changes in operating assets and liabilities:
            Accounts receivable, net                                               (97)        (1,972)
            Inventories                                                        (18,161)       (20,484)
            Prepaid expenses                                                      (633)          (713)
            Accounts payable and accrued expenses                              (13,175)        (8,852)
            Income taxes payable and other liabilities                         (21,279)       (20,722)
                                                                              --------      ---------
                 Net cash used in operating activities                         (63,928)       (65,511)
                                                                              --------      ---------
INVESTING ACTIVITIES:
       Additions to property and equipment                                      (6,662)        (7,215)
       Additions to other noncurrent assets                                       (654)        (5,128)
                                                                              --------      ---------
                 Net cash used in investing activities                          (7,316)       (12,343)
                                                                              --------      ---------
FINANCING ACTIVITIES:
       Proceeds from issuance of common stock, net                                 705         17,166
       Repurchase of CVS warrant                                                     -         (9,990)
       Repayment of long-term debt                                             (21,110)             -
       Other                                                                      (575)           (10)
                                                                              --------      ---------
                 Net cash provided by (used in) financing
                 activities                                                    (20,980)         7,166
                                                                              --------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (92,224)       (70,688)

CASH AND CASH EQUIVALENTS, beginning of period                                 116,160        112,975
                                                                              --------      ---------
CASH AND CASH EQUIVALENTS, end of period                                      $ 23,936      $  42,287
                                                                              ========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for-
            Interest                                                          $  4,272      $   4,596
                                                                              ========      =========
            Income taxes                                                      $ 11,049      $   9,999
                                                                              ========      =========

         See accompanying notes to consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (Wilsons or the Company), incorporated in Minnesota in 1996, is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. As of July 31, 1999, the Company operated 514 retail stores located in 44 states, Canada and England, including 446 mall stores, 28 airport locations and 40 factory outlet stores. The Company's mall stores offer a full range of its leather merchandise while the less seasonal airport and factory outlet stores offer primarily accessories. The Company also supplements its permanent mall stores with holiday stores, numbering 215 in 1998, to better capitalize on its peak selling season from October through December.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include those of Wilsons and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

3.   INVENTORIES

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. If the first in, first out (FIFO) method of accounting had been used by the Company, inventories at August 1, 1998, would have been $0.6 million higher than reported. There was no LIFO provision included in inventory at July 31, 1999.

4.   SENIOR CREDIT FACILITY

     On May 24, 1999, the Company entered into a new Senior Credit Facility with General Electric Capital Corporation and a syndicate of banks. The new Senior Credit Facility provides for borrowings of up to $125.0 million in aggregate principal amount, which includes a letter of credit subfacility of up to $85.0 million. The maximum amount available under the new Senior Credit Facility is limited to 60% of net inventories (65% during the months of September and October plus a $7.5 million seasonal over-advance). The Company's borrowing availability is also reduced by outstanding letters of credit.

     Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.5%, commercial paper rate plus 1.5% or "prime" plus 0.0%. The spreads are subject to change based on the Company's financial results. The new Senior Credit Facility has covenants similar to the predecessor to the new Senior Credit Facility. The new Senior Credit Facility expires in May 2002.

5.   EXTRAORDINARY LOSS

     The Company has repurchased $21.1 million of its 11-1/4% Senior Notes, which are due 2004, during the current fiscal year. The Company has incurred an extraordinary loss, net of tax, of approximately $0.8 million for the early extinguishment of debt.

6.   RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements of the prior year to conform to the 1999 presentation.

7.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the effective date of SFAS No. 133 was delayed by the FASB to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 30, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements. However, the statement could increase volatility in earnings and other comprehensive income.

     The Company entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union) whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (10.45% at July 31, 1999). The agreement terminates on August 15, 2001.

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

OVERVIEW

     Wilsons is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. As of July 31, 1999, the Company operated 514 retail stores in 44 states, Canada and England, including 446 mall stores, 28 airport locations and 40 factory outlet stores. The Company also operates holiday stores, numbering 215 in 1998, to better capitalize on its peak selling season from October through December. Over 80% of the Company's merchandise is designed and sold under Wilsons' proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R), and Wilsons The Leather Experts(TM), with each label positioned to appeal to identified customer segments lifestyles. Wilsons' mall stores average approximately 2,000 square feet and feature merchandise tailored to the demographics and buying patterns of each store's local customer base.

     The Company's business is highly seasonal; therefore, the operating results for the interim periods described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak selling season from October through December, which includes the holiday selling season. Wilsons recorded 56.6% of its sales for the fiscal year ended January 30, 1999, during the peak selling season. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling season. Net sales are generally lowest during the period from April through July, and the Company historically has not become profitable, if at all, until the fourth quarter of a given fiscal year.

     The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented, however, there can be no assurance that the Company's business will not be affected by inflation in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THE THREE MONTHS ENDED AUGUST 1, 1998

     Net sales increased 15.5% to $52.8 million in 1999 from $45.7 million in 1998. Contributing to the $7.1 million sales increase were a $4.9 million increase associated with a 9.7% comparable store sales increase due to the continued strong sales of young men's and women's merchandise, and a $2.2 million increase in non-comparable store sales due to the opening of additional stores during the quarter, plus the effect of 1998 stores that have been open less than one year.

     Wilsons opened two stores and closed one store in the second quarter ended July 31, 1999 compared to 12 store openings and the acquisition of the 40 Wallet Works stores during the second quarter last year. The two stores opened in the second quarter of this year were mall stores. As of July 31, 1999, Wilsons operated 514 stores compared to 503 stores at August 1, 1998.

     Cost of goods sold, buying and occupancy costs for the second quarter were 87.5% of net sales, or $46.2 million, compared to 90.3% of net sales, or $41.3 million, for the same period a year ago. The decrease in the costs as a percentage of net sales is related to an improvement in gross margin net of occupancy and a decrease in occupancy costs as a percentage of net sales. Gross margin net of occupancy costs improved 1.8% as a percentage of net sales for the second quarter compared to last year due primarily to an improvement in initial mark-on resulting from lower leather prices and fewer markdowns required due to strong spring sales. The Company leveraged occupancy costs and reduced them to 30.1% of net sales in the three months ended July 31, 1999 compared to 31.1% of net sales for the same period in 1998. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. No LIFO provision was required for the quarter ended July 31, 1999; the LIFO provision included in cost of sales for the quarter ended August 1, 1998 was $0.2 million.

     Selling, general and administrative expenses for the second quarter were 45.3% of net sales, or $23.9 million, compared to 45.7% of net sales, or $20.9 million, for the same period last year. The improvement as a percentage of net sales is largely due to sales productivity improvements in the stores. Partially offsetting these improvements have been investments in e-commerce, Y2K remediation and refinements to inventory systems, totaling almost $1.0 million.

     Depreciation and amortization expense increased to $1.5 million in the second quarter from $1.0 million in last year. The increase is due to capital expenditures for new store construction and the renovation of existing stores.

     Net interest expense for the second quarter decreased to $1.1 million from $1.8 million during the same period last year. The decrease is the result of less long-term debt outstanding during 1999.

     During the second quarter, the Company repurchased $16.6 million of its 11-1/4% Senior Notes, which are due 2004. The Company incurred an extraordinary loss, net of tax, of approximately $0.8 million for the early extinguishment of debt.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 1999 COMPARED TO THE SIX MONTHS ENDED AUGUST 1, 1998

     Net sales increased 17.2% to $133.3 million in 1999 from $113.7 million in 1998. Contributing to the $19.6 million sales increase were: (i) a $10.3 million increase associated with a 9.6% comparable store sales increase, due to the strong sales across all merchandise categories, (ii) a $5.7 million increase in non-comparable store sales due to opening additional stores during 1999 plus the effect of 1998 stores that have been open less than one year and (iii) a $3.6 million increase resulting from the acquisition of 40 Wallet Works factory outlet stores in May 1998.

     Wilsons opened five stores and closed nine stores in the six months ended July 31, 1999 compared to 16 store openings, 12 store closings and the acquisition of the 40 Wallet Works stores during the same period last year. The five stores opened in the six months ended July 31, 1999 were mall stores. As of July 31, 1999, Wilsons operated 514 stores compared to 503 stores at August 1, 1998.

     Cost of goods sold, buying and occupancy costs for the six months ended July 31, 1999 were 78.4% of net sales, or $104.5 million, compared to 81.5% of net sales,or $92.7 million, for the same period a year ago. The decrease in the costs as a percentage of net sales is related to an improvement in gross margin net of occupancy and a decrease in occupancy costs. Gross margin net of occupancy costs improved 1.5% as a percentage of net sales for the six months ended July 31, 1999 as compared to last year due primarily to an improvement in initial mark-on resulting from lower leather prices and fewer markdowns due to strong spring sales. Occupancy costs decreased 1.6% as a percentage of net sales compared to last year. The Company was able to leverage occupancy costs and reduce them to 23.6% of net sales compared to 25.2% of net sales in 1998. No LIFO provision was required for the six months ended July 31, 1999; the LIFO provision included in cost of sales for the six months ended August 1, 1998 was $0.6 million.

     Selling, general and administrative expenses for the six months ended July 31, 1999 were 36.4% of net sales, or $48.5 million, compared to 37.7% of net sales, or $42.9 million, for the same period last year. The improvement as a percentage of net sales is largely due to sales productivity improvements in the stores.

     Depreciation and amortization expense increased to $3.0 million in the six months ended July 31, 1999 from $1.7 million in the same period last year. The increase resulted from the acquisition of the 40 Wallet Works factory outlet stores, capital expenditures for new store construction and the renovation of existing stores.

     Net interest expense for the six months ended July 31, 1999 decreased to $2.2 million from $3.0 million during the same period last year. The decrease is the result of higher cash balances and a lower amount of long-term debt outstanding during 1999.

     The Company repurchased $21.1 million of its 11-1/4% Senior Notes, which are due 2004, during the first six months of 1999. The Company incurred an extraordinary loss, net of tax, of approximately $0.8 million for the early extinguishment of debt.

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

     On May 24, 1999, the Company entered into a new three-year senior credit facility (the Senior Credit Facility) with General Electric Capital Corporation and a syndicate of banks. The Senior Credit Facility provides for borrowings of up to $125.0 million in aggregate principal amount, which includes a letter of credit subfacility of up to $85.0 million. The maximum amount available under the Senior Credit Facility is limited to 60% of net inventories (65% during the months of September and October plus a $7.5 million seasonal over-advance). The Company's borrowing availability is also reduced by outstanding letters of credit.

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

     The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. As of July 31, 1999, the Company had no borrowings under the Senior Credit Facility and $36.2 million of outstanding letters of credit. For 1998, the peak borrowings and letters of credit outstanding under the predecessor to the Senior Credit Facility were $38.4 million and $48.7 million, respectively. Borrowings typically peak from October through December while letters of credit peak from August through September. The Company is dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that borrowing capacity under the Senior Credit Facility, together with current and anticipated cash flow from operations, should be adequate to meet the Company's anticipated working capital and capital expenditure requirements.

     On January 30, 1999, the Company had $70.0 million of 11-1/4% Senior Notes outstanding. As of July 31, 1999, the Company had reduced the outstanding balance to $48.9 million by purchasing, at various times, approximately $21.1 million of its Senior Notes.

CASH FLOW ANALYSIS

     Operating activities for the six months ended July 31, 1999, resulted in net cash used of $63.9 million compared to net cash used of $65.5 in the comparable period of 1998. The cash used was primarily the result of the net loss of $15.9 million and a seasonal decrease of $34.5 million in accounts payable, accrued expenses, income taxes payable and other liabilities and the seasonal increase of $18.9 million in accounts receivable, inventories and prepaids.

     Changes in certain balance sheet accounts between January 30, 1999, and July 31, 1999, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company.

     Investing activities of $7.3 million for the six months ended July 31, 1999, were mainly comprised of capital expenditures of $6.7 million. The capital expenditures were primarily for the renovation of existing stores and constructing new stores.

     Net cash used in financing activities for the six months ended July 31, 1999, was $21.0 million. This was comprised primarily of $21.1 million to repurchase Senior Notes offset by proceeds from the exercise of stock options.

     Financing activities for the first six months of 1998 provided $7.2 million from the issuance of $17.2 million in common stock relating to the redemption of shareholder warrants, partially offset by the use of $10.0 million for the repurchase of the warrant issued to CVS New York, Inc. (formerly Melville Corporation).

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

     State of Readiness. In 1995, the Company began replacing its legacy mainframe software systems with the goal of upgrading the functionality of the Company's business systems. Certain business systems that were not year 2000 compliant were replaced with off-the-shelf vendor packaged software solutions. By the end of 1997, merchandising, financial and human resource software was implemented, replacing the Company's non-compliant, legacy mainframe software systems. These vendor software packages, with current release level upgrades, have been certified by the vendors as year 2000 compliant and will be installed and further tested for compliance throughout the third quarter of 1999.

     In order to support these new software packages, the Company's systems infrastructure has been upgraded to be fully year 2000 compliant. The Company completed its migration to year 2000 compliant servers, operating systems and related data base software during 1998 and the first quarter of 1999.

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

     The Company has completed its assessment of hardware, software, embedded systems (including facilities), goods suppliers, service providers and date sensitive components. This assessment has resulted in a complete inventory of all of the Company's date-sensitive components. In addition, key suppliers of goods and service providers have been sent surveys and 83% have been returned. The Company is currently sending follow-up surveys where it has not received a response or where the response included a future date for year 2000 completion. This has resulted in the identification of areas of risk and the development of project plans to ensure year 2000 compliance in areas that present the greatest business risk.

     The Company has communicated with all of its key "critical" and "important" suppliers and other business partners or vendors seeking assurances they will be year 2000 compliant. Although no method exists for achieving certainty that any significant business partners will function without disruption in the year 2000, the Company's goal is to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of year 2000 problems. The Company is planning, where appropriate, to review significant business partners throughout 1999 to confirm their level of preparedness for the year 2000 and to make adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

     Wilsons is currently implementing project plans to remediate non-compliant systems identified in its assessment of year 2000 risks. The Company is implementing its year 2000 solutions in three phases:

     1. Projects are underway to repair or replace components determined to pose significant risks. Desktop replacement was completed early in the third quarter of fiscal 1999. Key software projects completed include the remediation of distribution center systems, the upgrade and/or replacement of store point-of-sale registers and/or software, the upgrades to certain merchandising and financial systems, and the development of a test environment.

     2. The Company's store back office communication system will not be year 2000 compliant. Alternative procedures are in place to bridge from year-end 1999 until the new system is installed during the first quarter of 2000. The Company believes that this will not have a material effect on store operations.

     3. Testing will include validation of the solutions identified in remediation of internal systems and interfaces and off-the-shelf vendor packages. System-wide testing is planned to be completed by the end of the third quarter of fiscal 1999.

     4. The final implementation of all remediated and tested components is anticipated to be completed by October 1999.

     Costs to Address the Year 2000 Issue. The Company is expensing costs for modifications as incurred. These expenses are not expected to have a material adverse impact on the Company's results of operations or cash flows. The Company is funding the cost of its year 2000 program with cash flows from operations. The Company's total year 2000 expenditures are estimated to be approximately $1.0 million. The largest single year 2000 expenditure to date has been consulting fees incurred in the assessment and remediation of year 2000 issues. To date, the Company has spent $0.7 million, all of which has been expensed. This amount should not be taken as an indication of the Company's degree of completion of its year 2000 program.

     Risks Presented by the year 2000 Issue. The Company faces significant risk that would result from (a) the disruption of the merchandise supply chain, including ports, transportation vendors, and the Company's distribution centers due to system failures or loss of necessary infrastructure support such as electricity or telecommunications, (b) the inability of primary suppliers to be year 2000 compliant, which could cause delays in product availability and (c) general failure of in store systems or landlord infrastructure support systems such as utilities, which could severely limit the Company's ability to conduct business in its stores.

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

     There can be no assurance that all year 2000 problems will, in fact, be identified and corrected by the Company or third parties or that expenditures will not be significantly higher than currently anticipated. In addition, the Company's business, financial condition and results of operations may be adversely affected if the Company and/or other organizations with which the Company does business are unsuccessful in completing in a timely manner the conversion to applications that can process year 2000 dates or if the cost of the Company's year 2000 initiative is significantly higher than estimated.
                        ______________________________


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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 1999 Annual Meeting of Shareholders held on May 18, 1999, the shareholders approved the following:

(a)  The election of directors.  Each nominated director was elected as follows:

Director-Nominee              Votes For               Votes Withheld
----------------              ---------               --------------
Lyle Berman                   9,956,520.5                  3,350
Thomas J. Brosig              9,956,520.5                  3,350
Gary L. Crittenden            9,956,520.5                  3,350
Morris Goldfarb               9,956,520.5                  3,350
Marvin W. Goldstein           9,956.520.5                  3,350
David L. Rogers               9,956,520.5                  3,350
Joel N. Waller                9,956,520.5                  3,350

(b) Approval and adoption of the Wilsons The Leather Experts Inc. Employee Stock Purchase Plan.

     The proposal received 9,951,246.5 votes for and 750 votes against. There were 7,874 abstentions and 0 broker non-votes.

(c) Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending January 29, 2000.

     The proposal received 9,958,120.5 votes for and 650 votes against. There were 1,100 abstentions and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit     Description
     -------     -----------


     11.1        Computation of per share loss.

     27.1        Financial Data Schedule.

B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the second quarter ended July 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILSONS THE LEATHER EXPERTS INC.


By: /s/ Douglas J. Treff
    --------------------
     Douglas J. Treff
     Vice President, Finance,
     Chief Financial Officer, and
     Assistant Secretary


Date:  September 13, 1999
       -------------

                               INDEX TO EXHIBITS

Exhibit No.        Description                         Method of Filing
-----------        -----------                         ----------------
11.1               Computation of per share loss       Electronic Transmission

27.1               Financial Data Schedule             Electronic Transmission