Form 10-Q
period 1999-10-30
WILSONS THE LEATHER EXPERTS INC
filed 1999-12-14
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-21543



                        WILSONS THE LEATHER EXPERTS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                    41-1839933
        -------------------------------                      ----------------
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                    Identification No.)

              7401 BOONE AVE. N.
               BROOKLYN PARK, MN                                 55428
   ----------------------------------------                    ----------
   (Address of principal executive offices)                    (Zip Code)

                                 (612) 391-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes [X]   No [ ]

As of December 9, 1999, there were 11,044,890 shares of common stock, $0.01 par value per share, outstanding.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets as of October 30, 1999 and
           January 30, 1999                                                  3

           Consolidated Statements of Operations for the
           three months ended October 30, 1999 and October 31, 1998          4

           Consolidated Statements of Operations for the
           nine months ended October 30, 1999 and October 31, 1998           5

           Consolidated Statements of Cash Flows for the
           nine months ended October 30, 1999 and October 31, 1998           6

           Notes to Consolidated Financial Statements                        7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9


PART II - OTHER INFORMATION

   Item 3. Changes in Securities                                            16

   Item 6. Exhibits and Reports on Form 8-K                                 16

   Signature                                                                17

   Index to Exhibits                                                        18

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       OCTOBER 30,    JANUARY 30,
                                                                          1999          1999*
                                                                       -----------    ----------
                                                                       (Unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
    Cash and cash equivalents                                            $   6,233    $ 116,160
    Accounts receivable, net                                                16,235        6,325
    Inventories                                                            152,049       84,971
    Prepaid expenses                                                         2,831        1,595
    Income taxes receivable                                                    139         --
                                                                         ---------    ---------
               Total current assets                                        177,487      209,051

Property and equipment, net                                                 46,616       36,195
Other assets, net                                                            2,582        3,532
                                                                         ---------    ---------
               Total assets                                              $ 226,685    $ 248,778
                                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                     $  16,978    $  17,328
    Notes payable                                                           39,130         --
    Accrued expenses                                                        33,831       33,033
    Income taxes payable                                                      --         22,894
    Deferred income taxes                                                    5,314        4,247
                                                                         ---------    ---------
               Total current liabilities                                    95,253       77,502

Long-term debt                                                              43,890       70,000
Other long-term liabilities                                                  3,004        3,099
                                                                         ---------    ---------
               Total liabilities                                           142,147      150,601
                                                                         ---------    ---------

Shareholders' Equity:
    Common stock, $.01 par value; 100,000,000 shares authorized,
      11,037,750 and 10,833,424 shares issued and outstanding on
      October 30, 1999 and January 30, 1999, respectively                      110          108
    Additional paid-in capital                                              57,303       55,180
    Retained earnings                                                       27,156       42,931
    Cumulative translation adjustment                                          (31)         (42)
                                                                         ---------    ---------
               Total shareholders' equity                                   84,538       98,177
                                                                         ---------    ---------
               Total liabilities and shareholders' equity                $ 226,685    $ 248,778
                                                                         =========    =========

          See accompanying notes to consolidated financial statements.

          * - Derived from audited consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                               ------------------------
                                                               OCTOBER 30,  OCTOBER 31,
                                                                 1999         1998
                                                               -----------  -----------
NET SALES                                                      $ 104,250    $  87,493

COSTS AND EXPENSES:
      Cost of goods sold, buying and occupancy costs              67,578       61,404
      Selling, general and administrative expenses                32,667       25,397
      Depreciation and amortization                                1,727        1,226
                                                               ---------    ---------
                     Income (loss) from operations                 2,278         (534)

INTEREST EXPENSE, NET                                              1,849        2,695
                                                               ---------    ---------
                     Income (loss) before income taxes               429       (3,229)

INCOME TAX EXPENSE (BENEFIT)                                         169       (1,239)
                                                               ---------    ---------
                     Income (loss) before extraordinary item         260       (1,990)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
      OF DEBT, NET OF TAX OF $78                                    (119)        --
                                                               ---------    ---------

                     Net income (loss)                         $     141    $  (1,990)
                                                               =========    =========

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
    Income (loss) before extraordinary item                    $    0.02    $   (0.18)
    Extraordinary loss on early extinguishment
      of debt, net of tax of $78                                   (0.01)        --
                                                               ---------    ---------
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED         $    0.01    $   (0.18)
                                                               =========    =========

WEIGHTED AVERAGE COMMON SHARES
                       OUTSTANDING - BASIC                        10,995       10,826
                                                               =========    =========

WEIGHTED AVERAGE COMMON SHARES
                       OUTSTANDING - DILUTED                      11,569       10,826
                                                               =========    =========

          See accompanying notes to consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                        -------------------------
                                                        OCTOBER 30,   OCTOBER 31,
                                                           1999          1998
                                                        -----------   -----------
NET SALES                                                $ 237,590    $ 201,228

COSTS AND EXPENSES:
      Cost of goods sold, buying and occupancy costs       172,090      154,149
      Selling, general and administrative expenses          81,150       68,249
      Depreciation and amortization                          4,716        2,948
                                                         ---------    ---------
                     Loss from operations                  (20,366)     (24,118)

INTEREST EXPENSE, NET                                        4,052        5,667
                                                         ---------    ---------
                     Loss before income taxes              (24,418)     (29,785)

INCOME TAX BENEFIT                                          (9,600)     (11,380)
                                                         ---------    ---------
                     Loss before extraordinary item        (14,818)     (18,405)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
      OF DEBT, NET OF TAX OF $626                             (958)        --
                                                         ---------    ---------

                     Net loss                            $ (15,776)   $ (18,405)
                                                         =========    =========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
      Loss before extraordinary item                     $   (1.36)   $   (1.80)
      Extraordinary loss on early extinguishment
        of debt, net of tax of $626                          (0.09)        --
                                                         ---------    ---------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED            $   (1.45)   $   (1.80)
                                                         =========    =========

WEIGHTED AVERAGE COMMON SHARES
                       OUTSTANDING - BASIC AND DILUTED      10,902       10,199
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                    ------------------------
                                                                    OCTOBER 30,  OCTOBER 31,
                                                                       1999         1998
                                                                    -----------  -----------
OPERATING ACTIVITIES:
    Net loss                                                        $ (15,776)   $ (18,405)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
      Extraordinary loss on early extinguishment of debt                  958         --
      Depreciation and amortization                                     4,716        2,948
      Amortization of deferred financing costs                            605          814
      Loss on disposal of assets                                          534          168
      Deferred income taxes                                               611        1,238
      Changes in operating assets and liabilities:
              Accounts receivable, net                                 (9,910)      (5,283)
              Inventories                                             (67,078)     (79,508)
              Prepaid expenses                                         (1,236)      (1,355)
              Accounts payable and accrued expenses                       409       (6,182)
              Income taxes payable and other liabilities              (21,897)     (22,764)
                                                                    ---------    ---------
                        Net cash used in operating activities        (108,064)    (128,329)
                                                                    ---------    ---------

INVESTING ACTIVITIES:
      Additions to property and equipment                             (15,568)     (12,740)
      Additions to other noncurrent assets                               (656)      (5,128)
                                                                    ---------    ---------
                        Net cash used in investing activities         (16,224)     (17,868)
                                                                    ---------    ---------

FINANCING ACTIVITIES:
      Changes in notes payable                                         39,130       32,963
      Proceeds from issuance of common stock, net                       1,978       17,186
      Repayment of long-term debt                                     (26,110)        --
      Repurchase of CVS warrant                                          --         (9,990)
      Other                                                              (637)         (10)
                                                                    ---------    ---------
                        Net cash provided by financing activities      14,361       40,149
                                                                    ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (109,927)    (106,048)

CASH AND CASH EQUIVALENTS, beginning of period                        116,160      112,975
                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                            $   6,233    $   6,927
                                                                    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for-
          Interest                                                  $   7,151    $   9,065
                                                                    =========    =========
          Income taxes                                              $  11,896    $  11,065
                                                                    =========    =========

          See accompanying notes to consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (Wilsons or the Company), incorporated in Minnesota in 1996, is the leading specialty retailer of men's and women's leather outerwear, apparel and accessories in the United States. As of October 30, 1999, the Company operated 538 retail stores located in 44 states, Canada and England, including 465 mall stores, 32 airport locations and 41 factory outlet stores. The Company's mall stores offer a full range of its leather merchandise while the less seasonal airport and factory outlet stores offer primarily accessories. The Company regularly supplements its mall-based operations with seasonal holiday stores during its peak selling period from October through December and plans to operate approximately 245 of these stores during 1999.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include all accounts of Wilsons and its wholly owned subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

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

3. INVENTORIES

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. If the first in, first out (FIFO) method of accounting had been used by the Company, inventories at October 31, 1998, would have been $0.2 million higher than reported. The was no LIFO provision included in inventory at October 30, 1999.

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

     Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.25%, commercial paper rate plus 1.25% or "prime" plus 0.0%. The spreads are subject to change based on the Company's financial results. The new Senior Credit Facility has covenants similar to the predecessor to the new Senior Credit Facility. The new Senior Credit Facility expires in May 2002.

5.   EXTRAORDINARY LOSS

     The Company has purchased $26.1 million of its 11-1/4% Senior Notes, which are due 2004, during the current fiscal year. The Company has incurred an extraordinary loss, net of tax, of approximately $1.0 million for the early extinguishment of debt.


6.   RECLASSIFICATION

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

     The Company entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union) whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (10.64% at October 30, 1999). The agreement terminates on August 15, 2001.

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

OVERVIEW

     Wilsons is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. As of October 30, 1999, the Company operated 538 retail stores in 44 states, Canada and England, including 465 mall stores, 32 airport locations and 41 factory outlet stores. The Company regularly supplements its mall-based operations with seasonal holiday stores to better capitalize on its peak selling season from October through December and plans to operate approximately 245 of these stores during 1999. Over 80% of the Company's merchandise is designed and sold under Wilsons' proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R), and Wilsons The Leather Experts(TM), with each label positioned to appeal to identified customer lifestyle segments. Wilsons' mall stores average approximately 2,000 square feet and feature merchandise tailored to the demographics and buying patterns of each store's local customer base.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1998

     Net sales increased 19.2% to $104.3 million in 1999 from $87.5 million in 1998. Contributing to the $16.8 million sales increase were (i) a $10.1 million, or 11.8%, comparable store sales increase due to the continued strong sales of young men's and women's merchandise, and (ii) a $6.7 million increase in non-comparable store sales due to stores that have been open less than one year.

     Wilsons opened 25 stores and closed one store in the third quarter ended October 30, 1999 compared to 12 store openings during the third quarter last year. Included in the 25 stores opened in the third quarter of 1999 are 20 mall stores, four airport stores and one factory outlet store. As of October 30, 1999, Wilsons operated 538 stores compared to 515 stores at October 31, 1998.

     Cost of goods sold, buying and net occupancy costs were 64.8% of net sales, or $67.6 million, compared to 70.2% of net sales, or $61.4 million, for the same period a year ago. The decrease in the costs of 5.4 points as a percentage of net sales is related to an increase in gross margin net of occupancy and a decrease in occupancy costs. Gross margin net of occupancy costs increased 3.5 points as a percentage of sales for the quarter as compared to last year due primarily to strong sales of higher margin fashion merchandise and fewer markdowns as a result of lower levels of clearance merchandise at the beginning of the quarter. The Company leveraged occupancy costs as they declined by 1.9% of net sales for the quarter compared to last year. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. No LIFO provision was required for the quarter ended October 30, 1999; the LIFO benefit included in cost of sales for the quarter ended October 31, 1998 was $0.4 million.

     Selling, general and administrative expenses were 31.3% of net sales, or $32.7 million, compared to 29.0% of net sales, or $25.4 million, for the same period last year. The increase of 2.3 points as a percentage of net sales is largely due to the investment of $1.2 million in an e-commerce initiative as well as increased store signage and spending in support of the Company's branding strategy.

     Depreciation and amortization expense increased to $1.7 million from $1.2 million last year, and increased as a percentage of net sales to 1.7% from 1.4%. The increase in depreciation and amortization resulted primarily from capital expenditures for new store construction and the renovation of existing stores.

     Net interest expense decreased to $1.8 million from $2.7 million during the same period last year. The decrease is the result of $31.1 million less long-term debt outstanding during 1999.

     During the third quarter, the Company purchased $5.0 million of its 11-1/4% Senior Notes, which are due 2004. As a result of the purchase, the Company incurred an extraordinary loss, net of tax, of approximately $0.1 million for the early extinguishment of debt.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1998

     Net sales increased 18.1% to $237.6 million in 1999 from $201.2 million in 1998. Contributing to the $36.4 million sales increase were (i) a $20.4 million, or 10.5%, comparable store sales increase due to strong sales across all merchandise categories, (ii) a $12.4 million increase in non-comparable store sales due to 30 new store openings offset by 10 store closings year to date plus the effect of stores that have been open less than one year and (iii) a $3.6 million increase resulting from the acquisition of 40 Wallet Works factory outlet stores in May 1998.

     Wilsons opened 30 stores and closed 10 stores during the nine months ended October 30, 1999 compared to 28 store openings, 12 store closings and the acquisition of 40 Wallet Works stores during the same period last year. Included in the 30 stores opened in the first nine months of

1999 are 25 mall stores, four airport stores and one factory outlet store. As of October 30, 1999, Wilsons operated 538 stores compared to 515 stores at October 31, 1998.

     Cost of goods sold, buying and occupancy costs were 72.4% of net sales, or $172.1 million, compared to 76.6% of net sales, or $154.1 million, for the same period a year ago. The decrease in the costs of 4.2 points as a percentage of net sales is related to an increase in gross margin net of occupancy and leveraging occupancy costs. Gross margin net of occupancy costs increased 2.6 points as a percentage of sales compared to last year due primarily to an improvement in initial mark-on and fewer markdowns. Occupancy costs decreased
1.7 points as a percentage of sales compared to last year. The Company was able to leverage occupancy costs and reduce them to 20.2% of net sales compared to 21.9% of net sales in 1998. The Company's inventories are valued under the retail inventory method on the LIFO basis. No LIFO provision was required for the nine months ended October 30, 1999; the LIFO provision included in cost of sales for the nine months ended October 31, 1998 was $0.2 million.

     Selling, general and administrative expenses were 34.2% of net sales, or $81.2 million, compared to 33.9% of net sales, or $68.2 million, for the same period last year. The increase of 0.3 points as a percentage of net sales is largely due to the investment of $1.4 million in an e-commerce initiative as well as increased store signage and product promotions in support of the Company's branding strategy, partially offset by sales productivity improvements in the stores and leveraging fixed costs in the stores.

     Depreciation and amortization expense increased to $4.7 million from $2.9 million last year, and increased as a percentage of net sales to 2.0% from 1.5%. The increase in depreciation and amortization resulted primarily from capital expenditures for new store construction and the renovation of existing stores.

     Net interest expense decreased $1.6 million to $4.1 million from $5.7 million last year. The decrease is the result of lower levels of long-term debt outstanding during 1999.

     The Company purchased $26.1 million of its 11-1/4% Senior Notes, which are due 2004, during the first nine months of this fiscal year. As a result of the purchase, the Company has incurred an extraordinary loss, net of tax, of approximately $1.0 million for the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     Wilsons' capital requirements are primarily driven by the Company's seasonal working capital needs and its strategy to open new stores, remodel existing stores and upgrade information systems. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December.

     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility (the Senior Credit Facility). The Senior Credit Facility provides for borrowings of up to $125.0 million in aggregate principal amount, which includes a letter of credit subfacility of up to $85.0 million. The maximum amount available under the Senior Credit Facility is limited to 60% of net inventories (65% during the months of September and October plus a $7.5 million seasonal advance). The Company's borrowing availability is also reduced by outstanding letters of credit.

     Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.5%, commercial paper rate plus 1.5% or "prime" plus 0.0% rate. The spreads are subject to change based on the Company's financial results. As of October 30, 1999, the Company had $39.1 million of borrowings under the Senior Credit Facility and $33.7 million of outstanding letters of credit. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month. The Senior Credit Facility expires in May 2002.

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

     On January 30, 1999, the Company had $70.0 million of 11-1/4% Senior Notes outstanding. As of October 30, 1999, the Company had reduced the outstanding balance to $43.9 million by purchasing, at various times, approximately $26.1 million of its Senior Notes.

     The Company entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union) whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% at October 30, 1999. The agreement terminates on August 15, 2001.


CASH FLOW ANALYSIS

     Operating activities for the nine months ended October 30, 1999, resulted in cash used of $108.1 million compared to cash used of $128.3 in 1998. The cash used was primarily the result of the net loss of $15.8 million, the seasonal increase of $77.0 million in inventories and accounts receivable and a seasonal decrease of $21.5 million in accounts payable, accrued expenses, income taxes payable and other liabilities.

     Changes in certain balance sheet accounts between January 30, 1999, and October 30, 1999, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the Company's operations.

     Investing activities for the nine months ended October 30, 1999, totaled $16.2 million and were primarily comprised of capital expenditures of $15.6 million. The majority of the capital expenditures were for the renovation of and improvements to existing stores and constructing 30 new stores.

     Cash provided by financing activities for the nine months ended October 30, 1999, was $14.4 million. The $14.4 million was primarily the result of $39.1 million in net proceeds from the seasonal borrowings under the Senior Credit Facility, offset by the $26.1 million used to repurchase Senior Notes.

     Cash provided by financing activities for the nine months ended October 31, 1998 was $40.1 million. The $40.1 million provided by financing activities was primarily the result of $33.0 million in net proceeds from the seasonal borrowings under the predecessor to the Senior Credit Facility, $17.2 million net proceeds received by the Company from the exercise of the common stock redeemable purchase warrants, partially offset by the $10.0 million used to repurchase the warrant issued to CVS New York, Inc. (formerly Melville Corporation).

EFFECT OF YEAR 2000 ON INFORMATION SYSTEMS

     The Company's operations are highly dependent on computerized record keeping, financial reporting, and other systems, including inventory management and distribution, point-of-sale and internal accounting systems. In addition, many of the Company's vendors and other third parties with whom the Company conducts business also utilize computer systems that may be adversely affected by year 2000-related programming errors.

     State of Readiness. In 1995, the Company began replacing its legacy mainframe software systems with the goal of upgrading the functionality of the Company's business systems. Certain business systems that were not year 2000 compliant were replaced with off-the-shelf vendor packaged software solutions. By the end of 1997, merchandising, financial and human resource software were implemented, replacing the Company's noncompliant, legacy mainframe software systems. These vendor software packages have been certified by the vendors as year 2000 compliant, and compliance testing was completed during the third quarter of this year.

     In order to support these new software packages, the Company's systems infrastructures have been upgraded to become fully year 2000 compliant. The Company completed its migration to year 2000 compliant servers, operating systems and related data base software during 1998 and the first quarter of 1999.

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

     The Company has completed its assessment of hardware, software, embedded systems (including facilities), goods suppliers, service providers and date sensitive components. This assessment has resulted in a complete inventory of all of the Company's date-sensitive components. In addition, key suppliers of goods and service providers have been sent surveys and 90% have been returned. The Company is currently following-up where it has not received a response or where the response included a future date for Year 2000 completion. This resulted in the identification of areas of risk and the development of project plans to ensure year 2000 compliance in areas that present the greatest business risk.

     The Company has communicated with all of its key "critical" and "important" suppliers and other business partners or vendors seeking assurances they will be year 2000 compliant. Although no method exists for achieving certainty that any significant business partners will function without disruption in the year 2000, the Company's goal was to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of year 2000 problems. The Company has reviewed significant business partners to confirm their level of preparedness for the year 2000 and made adjustments where necessary to avoid utilization of those partners who presented an unacceptable level of risk.

     Wilsons has implemented project plans to remediate non-compliant systems identified in its assessment of year 2000 risks. The Company has implemented its year 2000 solutions in three phases:

     1. Projects were underway to repair or replace components determined to pose significant risks. Desktop replacement was completed early in the third quarter of fiscal 1999. Key software projects completed include the remediation of distribution center systems, the upgrade and/or replacement of store point-of-sale registers/or software, upgrades to certain merchandising and financial systems, and the development of a test environment.

     2. Testing included validation of the solutions identified in the remediation of internal systems and interfaces and off-the-shelf vendor packages. System-wide testing was completed by the end of the third quarter of fiscal 1999.

     3. The final implementation of all remediated and tested components was completed by the end of October 1999.

     The Company's store back office communication system will not be year 2000 compliant. Alternative procedures are in place to ensure effective communication to operate all stores from year-end 1999 until the new system is installed during 2000. The Company believes that this will not have a material effect on store operations.

     Costs to Address the Year 2000 Issue. The Company is expensing costs for modifications as incurred. These expenses are not expected to have a material adverse impact on the Company's results of operations or cash flows. The Company is funding the cost of its year 2000 program with cash flows from operations. The Company's total year 2000 expenditures are estimated to be approximately $1.0 million. The largest single year 2000 expenditure to date has been consulting fees incurred in the assessment and remediation of year 2000 issues. To date, the Company has spent $0.8 million, all of which has been expensed. This amount should not be taken as an indication of the Company's degree of completion of its year 2000 program.

     Risks Presented by the Year 2000 Issue. The Company faces significant risk that would result from (a) the disruption of the merchandise supply chain, including ports, transportation vendors, and the Company's distribution centers due to system failures or loss of necessary infrastructure support such as electricity or telecommunications, (b) the inability of primary suppliers to be year 2000 compliant, which could cause delays in product availability and (c) general failure of in-store systems or landlord infrastructure support systems such as utilities which could severely limit the Company's ability to conduct business in its stores.

     Contingency Plans. The Company has prepared contingency plans to minimize disruption to its operations in the event of a year 2000 failure. The Company has formulated plans to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. This planning focused on the prioritization of business processes and the development of action plans to deal with potential events that could be caused by the year 2000 that may disrupt the normal work routine. The Company's contingency planning was completed by the end of November 1999.

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

                      -----------------------------------

     Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: changing fashion trends and consumer preferences or misjudgment in fashion trends; adverse economic conditions and consumer shopping patterns; declines in comparable store sales; seasonality of business; risks of foreign sourcing and international business; effect of year 2000 on information systems; risks associated with future growth; loss of key personnel; high levels of Company debt and restrictions imposed by lenders and indentures; competition in the retail industry; price and availability of raw material; availability of personnel; possible volatility of stock price, dividend policy; effect of anti-takeover provisions; and control by certain shareholders. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I., Item 2., of the document for a description of limitations upon the payment of dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          EXHIBIT    DESCRIPTION
          -------    -----------

           10.1 First Amendment to the Amended and Restated Credit Agreement dated as of September 24, 1999.

           10.2 Reaffirmation of Guaranty dated September 24, 1999 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc.

           11.1      Computation of per share income (loss).

           27.1      Financial Data Schedule.

     B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the third quarter ended October 30, 1999.

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


Date: December 14, 1999
      -----------------

                                INDEX TO EXHIBITS

Exhibit No.  Description                                Method of Filing
-----------  -----------                                ----------------

   10.1      First Amendment to the Amended             Electronic Transmission
             and Restated Credit Agreement
             dated as of September 24, 1999.

   10.2      Reaffirmation of Guaranty dated            Electronic Transmission
             September 24, 1999 by Wilsons The
             Leather Experts Inc., Wilsons Center,
             Inc., Rosedale Wilsons, Inc.
             and River Hills Wilsons, Inc.

   11.1      Computation of per share income (loss)     Electronic Transmission

   27.1      Financial Data Schedule                    Electronic Transmission