Form 10-K405
period 2000-01-29
WILSONS THE LEATHER EXPERTS INC
filed 2000-04-10
CIK 1016607

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

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

      Registrant's telephone number, including area code: (763) 391-4000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting common equity held by non-affiliates of the registrant was $89,220,558, based on the closing sale price for the common stock on March 24, 2000 as reported by The Nasdaq National MarketSM. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

   The number of shares outstanding of the registrant's common stock, $.01 par value, was 16,691,601 at March 24, 2000. All references to the registrant's common stock in this Annual Report on Form 10-K reflect the three-for-two stock split effected March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on May 18, 2000 (the Proxy Statement), which will be filed within 120 days after the registrant's fiscal year ended January 29, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K (Form 10-K). (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        WILSONS THE LEATHER EXPERTS INC.

                                   FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                               TABLE OF CONTENTS

             DESCRIPTION                                                   PAGE
             -----------                                                   ----
 PART I
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................    15
    Item 3.  Legal Proceedings..........................................    15
    Item 4.  Submission of Matters to a Vote of Security Holders........    15
    Item 4a. Executive Officers of the Registrant.......................    15
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    18
    Item 6.  Selected Financial Data....................................    19
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    22
    Item 7a. Quantitative and Qualitative Disclosures About Market
              Risk......................................................    29
    Item 8.  Financial Statements.......................................    30
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    30
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    30
    Item 11. Executive Compensation.....................................    30
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    30
    Item 13. Certain Relationships and Related Transactions.............    30
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................    31

                                    PART I

   When we refer to the "Company", or "Wilsons Leather", we mean Wilsons The Leather Experts Inc. and its subsidiaries, including the Predecessor Companies. When we refer to the "Predecessor Companies", we mean Wilsons Center, Inc., Rosedale Wilsons, Inc. and their subsidiaries prior to the Company's acquisition of such companies from CVS New York, Inc. (CVS) (formerly Melville Corporation) on May 26, 1996 (the Management Buyout). Unless otherwise indicated, references to the Company's fiscal year mean the year ended on the Saturday closest to January 31, which for the most recent fiscal year end was January 29, 2000, and references to 1999, 1998, and 1997 refer to the twelve-months ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Before the Management Buyout, the Company's fiscal year ended on December 31.

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   The information presented in this Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Although the Company believes these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of the Company's control, including those set forth under "--Risk Factors," beginning on page 11 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under "--Risk Factors," as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth under "--Risk Factors" in this section. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements.

OVERVIEW

   Wilsons Leather(TM) is the largest specialty retailer of leather outerwear, apparel and accessories in the United States. As of January 29, 2000, the Company operated 529 retail stores in 44 states, Canada and England, including 444 mall stores, 55 outlet stores and 30 airport locations. The Company also supplements its permanent mall stores with temporary holiday stores during the period from October through December, and operated 249 of these stores in 1999. Over 90% of the Company's merchandise is designed and sold under Wilsons Leather's proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons with each label positioned to appeal to identified customer lifestyle segments. Wilsons Leather's stores average approximately 2,000 square feet and feature merchandise tailored to the demographics and buying patterns of each store's local customer base. The Company generated net sales of $543.6 million in 1999, an increase of 18.3% over 1998.

   Wilsons Leather designs, contracts for manufacture, imports, distributes and retails a broad assortment of leather apparel, accessories and travel-related goods. This vertical integration enables the Company to consistently provide its customers high-quality, fashionable merchandise at attractive prices. This business structure also allows the Company to react quickly to changing fashion and customer preferences, rapidly replenish fast-selling merchandise and increase production capacity as the Company grows. Management believes its vertically integrated operations, combined with its strategies to strengthen brand recognition, tailor its merchandise assortments to specific customer lifestyles and focus on young customers provide it with a competitive advantage.

BUSINESS STRATEGY

   Wilsons Leather intends to grow revenues and profits to reinforce its position as the largest specialty retailer of leather outerwear, apparel and accessories in the United States through the following strategic initiatives:

   Strengthen Brand Recognition. The Company is making significant efforts to expand the overall reach of the Wilsons Leather brand with the goal of becoming the "top of mind" brand for leather apparel and accessories. This marketing initiative was launched in 1998 to transform the Company from not only the country's largest leather retailer, but also the country's leading leather brand. The Company promotes the Wilsons Leather brand through a variety of in-store visual presentations, radio and magazine advertising, and its sales associates who have extensive product knowledge.

   Tailor Assortments to Specific Customer Lifestyles. Wilsons Leather offers an extensive assortment of leather products that appeal to a broad range of customers. The Company's different labels offer customers various fashion styles that suit their individual lifestyles and tastes. Wilsons Leather serves a wide variety of customers and lifestyles, both young and old, urban and suburban. The Company's merchandise serves a range of fashion tastes, from classic to cutting-edge. Wilsons Leather analyzes customer transactions to tailor its merchandise offerings to best serve the demographic profile of likely shoppers at each store. This methodology enables the Company to maximize each store's sales potential while giving customers the apparel and accessories they want. The Company markets to key customer segments through its four main proprietary labels. Young, trend-driven customers prefer the Maxima label for women and the M. Julian label for men. Products carrying these labels attract young customers who seek the most current fashions.
Pelle Studio merchandise is designed for the sophisticated, fashion-aware customer seeking the finest in contemporary leather and styling. Apparel in this collection has a rich look that reflects the finest quality materials and craftsmanship available. The Wilsons label emphasizes classic styling and a timeless quality that transcends the years. This merchandise is designed for the customer who appreciates a high level of functionality, comfort and value. Each Wilsons Leather store features a core merchandise assortment as well as merchandise tailored to meet local preferences based on market-specific characteristics.

   Focus on Young Customer. During 1999, the Company's marketing and merchandising efforts focused on a younger customer, which represents a key growth driver of Wilsons Leather. The demographic group known as Generation Y is comprised of approximately 30 million people between the ages of 15 and 22 and is expected to continue to grow 5% each year for the next decade, peaking in 2010 at 79 million. Generation Y will be a larger group than the Baby Boomers, and is expected to be the most affluent generation in history. The tremendous purchasing power of this group, coupled with its high regard for fashion apparel, will be the focus of Wilsons Leather's marketing and merchandise design, as the Company believes that this customer will set the fashion direction for the broader population in future years. In addition, by successfully introducing this younger customer to Wilsons Leather's products now, the Company expects to be able to maintain a relationship with them for many years to come.

   Capitalize on Vertical Integration. Wilsons Leather is able to provide its customers with fashionable merchandise because it closely monitors fashion trends around the world. The Company obtains leather from many countries of the world, and from time to time purchases leather in order to assure adequate supply. The Company works with its global business partners using the latest technology to develop new leather finishes. Wilsons Leather's designers then combine these new leather finishes with the latest fashion trends to create unique and desirable styles. The Company believes that its vertical integration and volume purchasing allow it to realize economies of scale and other competitive advantages, including:

  . offering prices that are typically lower than those of its competitors for merchandise of comparable quality;

  . purchasing leather and contracting for manufacturing capacity at favorable prices;

  .  effectively managing production cycles and delivery schedules;

  . responding rapidly to market trends and consumer demand with changes to its merchandise mix;

  .  replenishing faster-selling merchandise within the same selling season;
     and

  .  rapidly increasing production capacity as the Company grows.

GROWTH STRATEGY

   Wilsons Leather has implemented several initiatives consistent with its business strategy of aggressively growing the Company's annual sales to $1 billion by 2004. These initiatives include expanding various retail concepts as follows:

  . Mall Stores. Mall stores represent the core of Wilsons Leather's business and will lead the Company's younger, more fashion-forward customer branding strategy. In its mall stores, the Company is creating a more appealing and exciting shopping environment by the use of larger, eye-catching graphics, new fixtures that better showcase merchandise, as well as updated store lighting and music. Wilsons Leather plans to add approximately 25 new mall stores, net of closings, per year for the next several years. As of January 29, 2000, the Company operated 444 mall stores and believes there are 650 to 700 potential mall locations in the United States.

  . Outlet Stores. Outlet stores will be a key driver of the Company's future growth. There are more than 500 large outlet centers in the United States, and this business channel offers significant opportunities for expansion. Wilsons Leather outlet stores offer a combination of key in-season and clearance-priced merchandise from our mall stores and special outlet-only merchandise at attractive prices. As of January 29, 2000, the Company operated 55 outlet stores and plans to grow this concept by 30% per year for the next several years.

  . Airport Stores. Wilsons Leather currently operates 30 airport locations. Over 100 million travelers pass by the Company's airport stores each year. As such, these stores play an instrumental role in growing brand awareness and extend the visibility of the Company's other retail concepts. Wilsons Leather opened four new airport stores in 1999 and plans to expand this concept by a similar number of locations per year as new viable airport retail opportunities permit.

  . e-Commerce. Wilsons Leather launched its online retail store, www.wilsonsleather.com this past December. The e-commerce site makes the Company's merchandise more accessible to customers, increases brand awareness and facilitates cross-marketing efforts with its brick-and-mortar stores. The Company plans to expand its merchandise assortment in 2000, with the goal of capturing the leading market share of leather apparel and accessories on the web.

   Pursue Strategic Acquisitions. Wilsons Leather believes that its market leadership, financial strength, economies of scale and experienced management team position it to pursue strategic acquisitions. The Company seeks acquisition candidates that have significant growth potential and complement Wilsons Leather's core competencies in leather apparel, accessories and travel-related merchandise. The Company also intends to find companies that complement its existing seasonality.

   International. While Wilsons Leather's growth strategy currently centers on expanding its existing retail channels, the Company also believes there are additional opportunities for Wilsons Leather to expand internationally in the future. International markets are attractive for several reasons. First, the propensity of consumers in other countries to purchase fashionable leather apparel is, in many cases, much higher than that of consumers in the United States. In addition, Wilsons Leather believes competition is highly fragmented and purchasing power is expanding in a number of international markets.

STORE FORMATS AND LOCATIONS

   As of January 29, 2000, Wilsons Leather operated 529 retail stores located in 44 states, Canada and England, including 444 mall stores, 55 outlet stores and 30 airport locations. The Company also operates holiday stores, numbering 249 in 1999, to better capitalize on its peak selling season from October through December. In selecting store locations, the Company utilizes customer lifestyle and demographic data derived from its point-of-sale network as well as data from outside sources relating to market potential and mall performance. The Company also analyzes projected sales performance and occupancy and other costs to evaluate each store's potential to achieve established return on investment and cash flow objectives prior to finalizing site selection and negotiating final lease terms. Wilsons Leather has also established a cross-functional review committee that approves proposed store projects, including new sites and lease renewals.

 STORE LOCATIONS BY STATE

                 [United States map indicating store locations]

   * Corporate Headquarters and Distribution Center

                 MALL OUTLET AIRPORT TOTAL
                 ---- ------ ------- -----
Alabama.........   2     1      --      3
Arizona.........   4     3      --      7
Arkansas........   1    --      --      1
California......  59     8       1     68
Colorado........   8     1      --      9
Connecticut.....   8    --      --      8
Delaware........   3    --      --      3
Florida.........   6     4       2     12
Georgia.........  13     1       3     17
Idaho...........   1    --      --      1
Illinois........  32     1       4     37
Indiana.........  11    --       1     12
Iowa............   5     1      --      6
Kansas..........   3    --      --      3
Kentucky........   3     1      --      4
Louisiana.......   5     1      --      6
Maine...........   3    --      --      3
Maryland........  14     1       2     17
Massachusetts...  16     1       1     18
Michigan........  20     2      --     22
Minnesota.......  12    --       2     14
Missouri........   8     2      --     10
Nebraska........   3    --      --      3
Nevada..........   4     2      --      6

                           MALL OUTLET AIRPORT TOTAL
                           ---- ------ ------- -----
New Hampshire.............   5    --      --      5
New Jersey................  21     1      --     22
New Mexico................   2    --      --      2
New York..................  33     1      --     34
North Carolina............   9     2       2     13
North Dakota..............   3    --      --      3
Ohio......................  21    --       1     22
Oklahoma..................   2    --      --      2
Oregon....................   3     3      --      6
Pennsylvania..............  21     5       3     29
Rhode Island..............   2     1      --      3
South Carolina............   1     1      --      2
South Dakota..............   2    --      --      2
Tennessee.................   9     1      --     10
Texas.....................  19     4       2     25
Utah......................   4     1      --      5
Virginia..................  10     1       2     13
Washington................  16     1      --     17
West Virginia.............   1    --      --      1
Wisconsin.................  16     3      --     19
Canada....................  --    --       2      2
England...................  --    --       2      2
                           ---   ---     ---    ---
  Total................... 444    55      30    529
                           ===   ===     ===    ===

 Mall Stores

   The Company's 444 mall stores average approximately 2,100 square feet and are primarily located in regional shopping malls. While Wilsons Leather is placing new emphasis on younger, fashion-forward customers, the Company continues to serve a wide variety of customers with high-quality, fashion-right merchandise. In 1999, mall stores had sales of $426.3 million, representing 78.4% of the Company's total sales, compared to $375.7 million, or 81.8%, in 1998. Comparable store sales increased 10.9% on top of a 6.2% increase in 1998. Stores open the entire year averaged sales of $967,000 and sales per square foot of $470 as compared to sales per store of $865,000 and sales per square foot of $417 in 1998.

 Outlet Stores

   The Company's 55 outlet stores are located in 28 states under the names Wallet Works and Wilsons Leather Outlet. These stores average approximately 1,300 square feet for Wallet Works and approximately 3,900 square feet for Wilsons Leather Outlet stores. Both store formats are primarily located in outlet centers. The outlet stores offer a combination of key in-season and clearance-priced merchandise from our mall stores and special outlet-only merchandise at attractive prices. In 1999, outlet stores had sales of $51.1 million, representing 9.4% of the Company's total sales, compared to $31.6 million, or 6.9%, in 1998. Comparable store sales increased 20.6% on top of a 18.4% increase in 1998. Stores open the entire year averaged sales of $882,000 and sales per square foot of $433 as compared to sales per store of $1,753,000 and sales per square foot of $432 in 1998. The Company purchased 40 Wallet Works outlet stores in May 1998. Therefore, the 1998 sales per store and sales per square foot for stores open the entire year do not included Wallet Works stores. The Wilsons Leather Outlet stores open the entire year averaged sales per store of $1,987,000 and sales per square foot of $515 in 1999.

 Airport Stores

   The Company's 30 airport locations average approximately 700 square feet. The airport stores are located in 13 states, Canada and England. These locations offer primarily accessories for business travelers and tourists, including travel luggage, handbags, briefcases, planners, wallets, computer cases and CD cases. Airport locations typically generate more than twice the revenue per square foot and are less seasonal than mall stores, due to steadier flows of passenger traffic in airports throughout the year and an emphasis on accessories. In 1999, airport stores had sales of $22.2 million, representing 4.1% of the Company's total sales, compared to $15.8 million, or 3.4%, in 1998. Comparable store sales increased 8.6% compared to a 2.2% decrease in 1998. Stores open the entire year averaged sales of $761,000 and sales per square foot of $1,117 as compared to average sales per store of $737,000 and sales per square foot of $1,020 in 1998.

 Holiday Stores

   In 1999, Wilsons Leather operated 249 holiday stores in 40 states, and plans to operate approximately 240 holiday stores in 2000. A holiday store is a temporary, full-size mall store located in a vacant mall space and typically operates from October through December, the Company's peak selling season. Wilsons Leather usually locates these stores in malls where there is not an existing Wilsons Leather store. These stores offer a merchandise selection and presentation similar to the mall stores, allowing the Company to leverage its brand recognition and national reputation. These stores also offer the opportunity to test new malls where the Company is considering opening a permanent store. Furthermore, this format provides an opportunity to develop and assess the skills of associates being considered for future store managers. In 1999, holiday stores had sales of $44.0 million, representing 8.1% of the Company's total sales, compared to $36.3 million, or 7.9%, in 1998. Stores averaged sales of $161,000 as compared to $137,000 in 1998.

 New Store Economics

   The Company's average cost for leasehold improvements and fixtures for new mall stores opened in 1999 was approximately $140,000 per store, net of landlord reimbursements. Wilsons Leather's stores have an average discounted payback period of approximately three years. Working capital requirements consist primarily of inventory, which averages $160,000 in mall locations.

MERCHANDISING

   Wilsons Leather's merchandising strategy is based on offering a broad assortment of quality leather apparel and accessories at affordable prices, building strong brand recognition and tailoring its product assortment to identified customer segments. Wilsons Leather offers more than 9,800 styles of leather apparel and accessories such as coats, blazers, pants, vests, gloves, belts, handbags, wallets, briefcases, planners, computer cases and CD cases. Key elements of the Company's merchandising strategy include:

  . Customer Lifestyles--Wilsons Leather identifies specific customer segments by lifestyle characteristics influenced by factors such as age, fashion awareness, purchasing behavior, income and other demographics. The Company markets to key customer segments through its proprietary labels. Within each store, Wilsons Leather displays its merchandise by lifestyle segments offering a broad variety of styles to its many customer groups. Each Wilsons Leather store features a core merchandise assortment as well as additional merchandise tailored to meet local preferences based on market-specific characteristics.

  . Labels--The name and reputation of the Wilsons Leather brand assures customers they are purchasing high-quality, fashionable merchandise. Over 90% of the Company's merchandise is designed and sold under Wilsons Leather's proprietary labels, including, (i) M. Julian and Maxima for fashion-savvy young men and women, (ii) Pelle Studio for the more sophisticated, confident and fashion-aware segment and (iii) Wilsons for the classic, traditional, value-conscious segment. Wilsons Leather promotes these labels through in-store visual presentations, a targeted marketing strategy and its sales associates who have extensive product knowledge. Wilsons Leather also offers limited other designer brands such as Nine West(R), Kenneth Cole(R), Andrew Marc(R) and Bosca(R) to highlight the value of its proprietary labels and enhance its product offerings.

  . Selection--Wilsons Leather offers its customers a broad and deep selection of high-quality leather apparel and accessories. Management believes that the Company's mall stores offer significantly more stock keeping units (SKUs) than are offered by its competition (e.g., department stores, specialty stores and mass merchandisers).

  . Value--The Company strives to deliver its high-quality merchandise at affordable prices in order to provide value for its customers. The Company believes that its integrated global product sourcing capability enables it to offer its customers prices that are typically lower than those of its competitors for merchandise of comparable quality.

   Expanding the accessories business is an important priority for Wilsons Leather. The Company believes there is significant opportunity to increase sales and market share in the highly fragmented leather accessories market. To drive accessories growth, Wilsons Leather intends to create new styles designed to match our customers' lifestyle needs. Accessories sales grew as a percentage of the Company's sales to 28.6% in 1999 from 23.2% in 1995.

   The following table sets forth the Company's percentages of net sales by major merchandise category from 1995 to 1999.

   MERCHANDISE CATEGORY                        1999   1998   1997   1996   1995
   --------------------                       ------ ------ ------ ------ ------
   Men's Apparel............................   35.7%  36.1%  38.9%  40.8%  42.4%
   Women's Apparel..........................   35.7%  35.0%  35.3%  34.8%  34.4%
   Accessories..............................   28.6%  28.9%  25.8%  24.4%  23.2%
                                              ------ ------ ------ ------ ------
   Total....................................  100.0% 100.0% 100.0% 100.0% 100.0%
                                              ====== ====== ====== ====== ======

PRODUCT DESIGN AND SOURCING

   The Company believes that a key competitive advantage is its ability to integrate the functions of leather design and development, sourcing, merchandising, marketing and retail sales.

 Product Design

   Wilsons Leather's buyers and designers are trained to translate market trends into leather products that appeal to Wilsons Leather's customers. The Company's proprietary merchandise is created and developed by its in-house design staff. Merchandise designs are reviewed to ensure consistency with the Company's merchandise themes and images. The designers and buyers also work closely with the Company's suppliers to identify and develop leather colors and finishes.

   In order to respond quickly to changing consumer preferences, the Company monitors emerging lifestyle and market trends affecting apparel and accessories and utilizes information from the Company's customers regarding the retail performance of its merchandise. As a market trend is identified, the Company reviews its merchandise design decisions to ensure that key features of fashion merchandise are incorporated into future designs. As part of the design process, the Company also considers the anticipated retail prices and profit margins of the merchandise, the availability of leather and raw materials and the capabilities of the factories that will manufacture the merchandise.

 Product Sourcing

   The Company believes that a significant competitive advantage is its sourcing expertise. In 1999, Wilsons Leather contracted for the manufacture of approximately 2.7 million leather garments. Management believes that its volume purchasing enables the Company to achieve economies of scale and to secure sufficient manufacturing capacity.

   The Company has developed a sourcing infrastructure that allows it to effectively control merchandise production without owning manufacturing facilities. Company personnel located in China, India, Indonesia, Hong Kong and South Korea are primarily responsible for overseeing the production and quality control process in overseas factories. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to Wilsons Leather's technical specifications and providing technical assistance and quality control through inspection in the factories.

   The Company's merchandising department works closely with its overseas personnel to coordinate order fulfillment. Between 1992 and 1999, the Company reduced its merchandise production cycle from approximately 120 days to approximately 90 days. The reduced merchandise production cycle allows the Company to control its production needs and to effectively reorder faster-selling merchandise for its peak selling season. Management believes that this strategy results in more efficient inventory management and reduced need for markdowns on merchandise at the end of the Company's peak selling season.

DISTRIBUTION

   Merchandise is shipped directly from merchandise vendors or contract manufacturers to the Company's distribution centers located at its headquarters in Brooklyn Park, Minnesota and Maple Grove, Minnesota. The Company also uses third party distribution centers on the West Coast during its peak selling season. The 289,000 square foot distribution center at the Company's headquarters is equipped with automated, garment-sorting equipment and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 40% of the merchandise received in the distribution center is sent directly to the Company's stores through cross-docking, which allows for minimal handling and storage. Additional merchandise is stored in the distribution center to replenish stores with key styles and to build inventory for the Company's peak selling season. The Company seeks to schedule merchandise replenishment to ensure that goods sold during a weekend are replenished to the store before the next weekend.

   During 1998, the Company signed a five-year lease for a 45,600 square foot facility that supports the distribution requirements of certain accessory styles. The facility is located in Maple Grove, Minnesota approximately two miles from the Company's distribution center in Brooklyn Park, Minnesota.

MARKETING AND ADVERTISING

   Wilsons Leather's marketing strategy is to position the Company as the global fashion leather brand, capitalizing on its position as the largest specialty retailer of leather outerwear, apparel and accessories. Through compelling fashion photo imagery in its stores and store fronts, the Wilsons Leather brand identity and latest fashion trends are communicated effectively to customers.

   Marketing to a customer's lifestyle supports the label collections, created to connect with three distinct segments: teen, contemporary and classic traditional. The Wilsons Leather brand serves a wide variety of customers and lifestyles and is customized specifically to each group. Targeting the Generation Y segment is a key marketing initiative. This Generation Y group of younger customers is expected to occupy more than 25% of the population in the next ten years, and becoming "top of mind" as they mature will be important to the Company's future success.

   Advertising media efforts are focusing on national teen fashion magazines, promotional radio and expansion of the Company's professional sports marketing effort. In addition, the Company believes cross-channel brand marketing will be a key driver in its future success. By leveraging its various selling channels--malls, outlets, airports and e-commerce--the Company intends to strengthen the Wilsons Leather name in the marketplace as the fashion leather leader and world brand.

CUSTOMER SERVICE

   Wilsons Leather built its image by offering customers an extensive selection of affordably priced leather apparel, accessories and leather care products. The Company emphasizes sales associate training to ensure each associate has knowledge of Wilsons Leather's merchandise and the customer segments that the various labels are designed to serve. The associates receive on-going training in the unique properties of leather and appropriate methods of care for the various leather finishes. In addition, the Company trains associates to perform minor repairs in the store for the customer free of charge.

   Wilsons Leather regularly evaluates its customer service performance through customer comment cards, direct survey of customers who return merchandise and mall intercept and telephone interview surveys. Wilsons Leather also periodically holds customer focus groups. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.

MANAGEMENT INFORMATION SYSTEMS

   During 1996, the Company developed a strategic systems plan to create a flexible infrastructure that would result in (i) real-time inventory management, (ii) the ability to manage information at the lowest level of detail, while preserving macro-level analysis and action, (iii) a scaleable hardware and software base, (iv) flexibility to connect to third party systems, (v) discrete customization of product by customer segments, and (vi) anywhere computing--the ability to access critical business information from anywhere in the world. As a result of these goals, the Company decided to buy, not develop, software; it decided to replace its central proprietary mainframe technology with open systems on a client-server platform; and it decided to implement a world-wide network.

   In 1997, Wilsons Leather completed implementation of two major software packages providing new merchandising, financial and human resources information systems. Management believes these systems continue to improve inventory management, providing the Company with the opportunity to better control its merchandise flow from overseas factories to its stores. These systems provide broader and quicker access to information at all relevant levels of the organization, stronger analytical tools for understanding sales and operating trends, and greater flexibility in anticipating future business needs. In addition, the new merchandising system has enhanced the Company's ability to customize merchandise offerings by store to serve specific customer segments.

   The Company expanded its high-speed reliable network connections to its overseas offices in 1998. The network also supports field management and allows home office personnel access to pertinent business information. The merchandising department utilizes this expanded international computer network to communicate purchase order information from the Company's merchandising systems to its overseas personnel. This provides continual information updates to allow for managing leather inventories and contract manufacturing capacity planning. Garment design and specifications are controlled through a system that distributes pattern and specification information to the Company's contract manufacturing managers and designers to ensure production consistency among the Company's contract manufacturers.

   In 1999, Wilsons Leather piloted a new point-of-sale and store back-office system designed specifically for the specialty retailing environment. Approximately 500 of the Company's stores were connected to home office systems through a new virtual private network (Web) that allows voice and data to travel over the same phone line at much higher speeds than dial-up networking. Advantages of this technology include the ability to verify credit cards faster, to view sales activity more than once a day, to view inventory in other store locations or distribution centers and to offer e-commerce services from store locations. By the end of the summer 2000, it is expected that the Company's store managers will routinely use the Web for human resource activities and payroll. The advantage of this network/application architecture is that the application is managed centrally, but is accessible via the Web by all permanent store locations.

   See "--Risk Factors--We may be affected by unexpected year 2000 problems" and "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

COMPETITION

   The retail leather industry is both highly competitive and fragmented. Management believes that the principal bases upon which the Company competes are selection, style, quality, price, value, store location and service. Wilsons Leather competes with a broad range of other retailers including specialty retailers, department stores, mass merchandisers and discounters and other retailers of leather apparel and accessories. Major competitors include, among others, The Gap, Coach, J.C. Penney, The Leather Loft, Burlington Coat Factory, The Limited and Eddie Bauer.

TRADEMARKS

   Wilsons Leather conducts its business under various trade names, brand names, trademarks and service marks in the United States, including M. Julian(R), Maxima(R), Pelle Studio(R), Wilsons The Leather Experts(TM), Tannery West(R), Georgetown Leather Design(R), WalletWorks(TM), Open Road(TM), Wilsons Leather(TM), Handcrafted by Wilsons The Leather Experts(TM) and Vintage by Wilsons The Leather Experts(TM) and has registered several tradenames and trademarks in England.

EMPLOYEES

   As of January 29, 2000, Wilsons Leather had approximately 4,200 associates. During the Company's peak selling season from October through December, Wilsons Leather employs approximately 4,000 additional seasonal associates. Wilsons Leather considers its relationships with its associates to be good. None of the Company's associates are governed by collective bargaining agreements.

RISK FACTORS

   Certain statements made in this Form 10-K are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include, without limitation, those identified below.

 A decrease in the demand for leather goods or a misjudgment in fashion trends could harm our business

   A decline in demand for leather apparel and accessories or a misjudgment in fashion trends could have a material adverse effect on our business, financial condition and results of operations. Our sales and profitability depend upon the continued demand by our customers for leather apparel and accessories and our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. When leather apparel and accessories are not generally in fashion, our results of operations are adversely affected. There can be no assurance that demand for leather apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends.

 Adverse economic conditions or a change in consumer shopping patterns could harm our sales

   A weak retail environment could adversely affect our sales. General economic conditions impact apparel retailers, and purchases of apparel may decline at any time, especially during recessionary periods. In addition, our financial performance is sensitive to changes in consumer spending trends and shopping patterns. Since our stores are located primarily in enclosed regional malls, our ability to sustain or increase the level of sales depends in part on the continued popularity of malls as shopping destinations and the ability of malls, tenants and other attractions to generate a high volume of customer traffic. Many factors beyond our control may decrease mall traffic including, among other things, economic downturns, the closing of anchor department stores, weather, accessibility to strip malls or alternative shopping formats (such as catalogs or e-commerce) and changes in consumer preferences and shopping patterns. A decrease in the volume of mall traffic, shifts in consumer discretionary spending to other products or a general reduction in the level of such spending could adversely affect our business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

 The seasonality of our business could affect our profitability

   We generate a significant portion of our sales from October through December, 55.8% in 1999, which includes the holiday selling season. During December, we generated 35.7% of our annual sales for 1999. Net sales are generally lowest during the period from April through July. Historically, we have typically not become profitable, if at all, until the fourth quarter of a given year. As a result, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through December. Given the seasonality of our business, misjudgments in fashion trends or unseasonably warm or severe weather during our peak selling season in a given year could have a material adverse effect on our business, financial condition and results of operations. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including merchandise mix, the timing and level of markdowns and promotions, the net sales contributed by seasonal stores, the timing of certain holidays and the number of shopping days and weekends between Thanksgiving and Christmas. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Inflation."

 We could have difficulty obtaining merchandise from our foreign suppliers

   We import our leather garments and accessories from independent foreign contract manufacturers located primarily in the Far East. We do not have long-term contracts or formal supply arrangements with our contract manufacturers. Many of our domestic vendors also import a substantial portion of their merchandise from abroad. In 1999, of the 94% of the leather garments contracted for manufacture, we sourced more than 88% from contract manufacturers located in The People's Republic of China, which currently has Most Favored

Nation (MFN) trading status with the United States. China's MFN status must be renewed annually and there can be no assurance that China's MFN status will be renewed as political conditions in the United States and China evolve. Additionally, in 1999 we contracted for manufacture of approximately 10% and 2% of our leather garments from Indonesia and India, respectively. If China, Indonesia, India or any other country from which we source goods loses its MFN status, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise.

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

 A decrease in the availability of leather or an increase in its price could harm our business

   Leather comprises approximately two-thirds of the garment cost of leather apparel. As a result, the price of leather influences our gross profit. Worldwide meat consumption influences the supply of leather, and the leather shoe, furniture and auto upholstery markets primarily influence the demand for leather. The availability and price of leather may fluctuate significantly. Fluctuations in the availability and price of leather or other raw materials that we use could have a material adverse effect on our business, financial condition and results of operations.

 Our future growth will depend on our ability to make additional acquisitions

   Our success depends on our ability to continually enhance and expand our business in response to changing customer demands and competitive pressures. Strategic acquisitions have been part of our growth strategy in the past and will continue to be in the future. If we are unable to identify suitable acquisition targets, or are unable to successfully complete acquisitions, our ability to increase the size of operations could be reduced. This could cause us to lose business to our competitors, and our financial condition and operating results could suffer significantly.

   Acquisitions that we make may involve numerous risks, including:

  .  diverting management's attention from other business concerns;

  . being unable to maintain uniform standards, controls, procedures and policies;

  .  entering markets in which we have no direct prior experience;

  .  improperly evaluating new services, products and markets; and

  . being unable to effectively integrate any newly acquired businesses, technologies or personnel.

   In addition, in order to finance any acquisitions, we may need to raise additional funds through public or private financings. In this event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and that may result in dilution to our shareholders.

 We may be affected by unexpected year 2000 problems

   In order to minimize or eliminate the effect of the year 2000 risk on our business systems and applications, we identified, evaluated, implemented and tested changes to our computer system, applications and software necessary to achieve year 2000 compliance. The Company's computer systems and equipment successfully transitioned to the year 2000 with no significant issues. We continue to keep the year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. We do not anticipate any significant problems related to these events. However, there can be no assurances that failure to address the year 2000 issues by significant business partners will not have a material adverse effect on us. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

 Ownership of our common stock is concentrated

   Our directors and executive officers beneficially own, in the aggregate, 40.7% of the outstanding shares of our common stock. If these shareholders vote together as a group, they will be able to exert significant control over our business and affairs, including the election of individuals to our board of directors and to significantly affect the outcome of certain actions that require shareholder approval, including the adoption of amendments to our Amended and Restated Articles of Incorporation, certain mergers, sales of assets and other business acquisitions or dispositions. Also, the ownership concentration of our stock may limit liquidity and cause shareholders to experience price fluctuations when trading large blocks of our stock.

 We may have difficulty achieving our growth objectives

   Our growth prospects depend upon a number of factors, including, among other things, economic conditions, establishment and growth of new selling concepts, competition, consumer preferences and demand for leather merchandise, growth in the leather outerwear, apparel and accessories market, the retail environment in general, financing and working capital needs, our ability to negotiate store leases on favorable terms, the extended lead times required to negotiate airport store leases, the ability to develop new merchandise, and the ability to hire and train qualified sales associates. In addition, our growth depends upon the availability of suitable new store locations, including airport locations, which historically have been more difficult to acquire than mall stores. During times of strong demand for mall locations, we may not be able to secure as many holiday store leases as we would otherwise seek. There can be no assurance that we will be able to effectively realize our plans for future growth. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

 The loss of our current chief executive officer or president could adversely affect our business

   Our success depends upon the efforts of Joel Waller, Chairman and Chief Executive Officer of Wilsons Leather, and David Rogers, President and Chief Operating Officer of Wilsons Leather. Their experience and worldwide contacts in the leather industry significantly benefit Wilsons Leather. Although we have entered into employment agreements with Messrs. Waller and Rogers, the agreements do not contain any restrictions on competition. The agreements expire on March 31, 2003, subject to an automatic one-year extension on each April 1 commencing April 1, 2001, unless either the Company or Messrs. Waller or Rogers, as applicable, has given at least 90 days notice to the other party not to extend. The loss of the services of either of these individuals could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key-man life insurance on any of our executive officers.

 Our debt service could negatively impact our business

   As of January 29, 2000, our debt included $43.9 million of 11 1/4% senior notes due 2004, no borrowings outstanding under our three-year $125.0 million revolving credit facility that expires in May 2002 and $20.2 million of outstanding letters of credit. Our peak borrowings under the revolving credit facility and outstanding letters of credit in 1999 were $47.7 million and $52.6 million, respectively. Our ability to service, or refinance on favorable terms, the indebtedness depends on future performance, which is subject to a number of factors, some of which are beyond our control, including general economic and market conditions and competition. Our debt service requirements may have several important effects on future operations, including:

  . we must dedicate a portion of our consolidated cash flow from operations to the payment of interest on our indebtedness, which, as a result, will not be available for other purposes;

  . because of covenants contained within the revolving credit facility, we must meet certain financial tests and limit capital expenditures, and our ability to pay cash dividends or make other distributions is limited;

  . certain covenants and restrictions under the revolving credit facility and the indenture governing the 11 1/4% senior notes and certain other restrictions may limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities; and

  . our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired.

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

 Failure to attract qualified personnel could adversely affect our business

   A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on our business, financial condition and results of operations. The retail business is labor intensive. We employ a large number of hourly employees and incur substantial expenses for recruiting and training new personnel. The current low unemployment rate in certain geographic areas in which we operate has reduced the available labor pool in those areas. We have historically experienced a high level of turnover in our stores, as is typical in the retail environment, and there can be no assurance that we will be able to successfully attract and retain labor at current rates.

 The market price for our common stock, like other retail stocks, may be volatile

   Our stock price, like that of other companies in the retail industry, is subject to volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations for any reason, there could be an immediate adverse impact on our stock price. The stock price also may be affected by broader market trends unrelated to our performance. Such volatility may limit our ability in the future to raise additional capital.

ITEM 2. PROPERTIES

   As of January 29, 2000, Wilsons Leather operated 528 leased store locations and one owned store location. Substantially all of Wilsons Leather's stores are located in regional shopping malls, outlet malls or airport retail locations. Store leases with third parties are typically five to ten years in duration. Most leases require the Company to pay annual minimum rent plus a contingent rent dependent on the store's annual sales in excess of a specified threshold. Of the 528 store leases, an affiliate of CVS guaranties approximately 250 leases, all of which were entered into before the Management Buyout. Wilsons Leather has not experienced any significant difficulty in obtaining market leases without a CVS guaranty subsequent to the Management Buyout.

   The Company owns its Brooklyn Park distribution center and corporate offices and the land on which they are located. The combined Brooklyn Park distribution center and corporate offices total 343,500 square feet. The Company is also party to a five-year lease that expires in 2003 with a five-year renewal option for its 45,600 square foot distribution facility in Maple Grove, Minnesota.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning the executive officers of the Company as of March 24, 2000.

           NAME           AGE                     POSITION
           ----           ---                     --------

 Joel N. Waller..........  60 Chairman of the Board of Directors and Chief Executive Officer
 David L. Rogers.........  57 President, Chief Operating Officer and Director
 John Serino.............  50 Executive Vice President, Store Sales
 W. Michael Bode.........  55 Senior Vice President--Wilsons, General Manager Outlet Division
 John Fowler.............  44 Senior Vice President, General Merchandise Manager
 Betty Goff..............  43 Vice President, Human Resources
 Linda Ireland...........  40 Vice President, General Manager e-Commerce
 Jeffrey W. Orton........  44 Vice President, Information Systems and Strategies and Logistics
 Lisa Stanley............  52 Vice President, Marketing
 Douglas J. Treff........  42 Vice President, Finance, Chief Financial Officer and Assistant Secretary
 Daniel R. Thorson.......  41 Treasurer and Director, Business Planning and Analysis

   Joel N. Waller has served as Chairman and Chief Executive Officer of the Company since April 1992. In 1983, CVS hired Mr. Waller as President of Wilsons Leather, and he served in such capacity until April 1992. Prior to joining Wilsons Leather, Mr. Waller served in several capacities at Bermans The Leather Experts Inc.; a specialty leather retailer ("Bermans"), including Senior Vice President-General Merchandise Manager from 1980 to 1983, Division Merchandise Manager from 1978 to 1980 and Buyer from 1976 to 1978. He currently serves on the Board of Directors of Lakes Gaming, Inc., a gaming company, and Rainforest Cafe, Inc., a retail/restaurant company.

   David L. Rogers has served as President and Chief Operating Officer of Wilsons Leather since April 1992. In 1988, Mr. Rogers joined Wilsons Leather as Executive Vice President and Chief Operating Officer when Bermans was acquired by Wilsons Leather, and he served in such capacity until April 1992. Mr. Rogers served as Chief Operating Officer of Bermans from 1984 to 1988 and Chief Financial Officer of Bermans from 1980 to 1984. Mr. Rogers currently serves on the Board of Directors of Lakes Gaming, Inc., a gaming company, and Rainforest Cafe, Inc., a retail/restaurant company.

   John Serino has served as Executive Vice President, Store Sales of the Company since January 1998. Prior to rejoining Wilsons Leather, Mr. Serino served as President and Chief Operating Officer of Auto Palace, ADAP Inc., an auto parts retail company, from 1995 to 1998 and as Senior Vice President and Executive Vice President, Sales of Marshalls, Inc., an off-price retailer, from 1992 to 1995. Mr. Serino previously served with Wilsons Leather as President of the Tannery West division from 1990 to 1992 and as Senior Vice President, Stores from 1989 to 1990.

   W. Michael Bode has served as Senior Vice President--Wilsons, General Manager Outlet Division since January 1999 and served as Vice President, Manufacturing of Wilsons Leather from 1987 to January 1999. Prior to joining Wilsons Leather, Mr. Bode served as Director of Manufacturing from 1985 to 1987, as Divisional Merchandise Manager of Outerwear from 1982 to 1985 and as Regional Director of Stores from 1981 to 1982 of Bermans.

   John Fowler has served as Senior Vice President, General Merchandise Manager of Wilsons Leather since January 1999 and as Vice President, General Merchandise Manager from May 1998 to January 1999. Mr. Fowler served as Overseas Merchant for Wilsons Leather from February 1993 to April 1998, as Vice President, Divisional Merchandise Manager of Tannery West from August 1989 to January 1993 and as General Merchandise Manager of Tannery West from October 1986 to July 1989.

   Betty Goff has served as Vice President, Human Resources of Wilsons Leather since February 1992. Ms. Goff served as Director of Executive Recruitment and Placement of Wilsons Leather from October 1987 to February 1992.

   Linda Ireland has served as Vice President, General Manager e-Commerce of Wilsons Leather since December 1999. Prior to joining Wilsons Leather, Ms. Ireland served as Vice President of Direct Marketing at Digital River, Inc., an internet commerce and marketing services company, from February 1999 to December 1999. From September 1997 to February 1999, Ms. Ireland served as Vice President and General Merchandise Manager at Genesis Direct, Inc., a multi-brand catalog and internet direct marketing company. Additionally, Ms. Ireland held various marketing, merchandising and business development positions at Deluxe Corporation, a payment and financial information services company, for its catalog and internet businesses from June 1988 to September 1997.

   Jeffrey W. Orton has served as Vice President, Information Systems and Strategies and Logistics of Wilsons Leather since October 1997. Mr. Orton served as Director of Strategic Analysis of the Company from March 1997 to October 1997 and as Director of Business Process Reengineering of Wilsons Leather from September 1993 to March 1997. Prior to joining Wilsons Leather, Mr. Orton held various management positions from 1986 to 1993 at United States Shoe Corporation, a manufacturing and retail apparel and footwear company, most recently as Director of Footwear Retail Systems from June 1992 to September 1993.

   Lisa Stanley has served as Vice President, Marketing of the Company since January 1999. Ms. Stanley served as Vice President, Music Programming for Audio Environments, Inc., a creator and producer of custom music for retailers, from 1997 to 1999. From 1992 to 1997, Ms. Stanley served as the Vice President of Marketing for the Structure division of The Limited, Inc., a specialty retailer, and from 1991 to 1992, held various positions with the Lane Bryant division of The Limited, Inc. Ms. Stanley served as Senior Vice President, Sales Promotion Director for the Weinstocks division of Carter Hawley Hale, a regional department store, from 1984 to 1991 and as Vice President, Sales Promotion Director of The Broadway division of Carter Hawley Hale from 1979 to 1984.

   Douglas J. Treff has served as Chief Financial Officer and Assistant Secretary of Wilsons Leather since May 1996 and as Vice President, Finance since January 1993. Mr. Treff served as Controller of Wilsons Leather from September 1992 to January 1993 and as Director of Financial Planning and Analysis of Wilsons Leather from May 1990 to September 1992.

   Daniel R. Thorson has served as Treasurer of Wilsons Leather since May 1996 and as Director of Business Planning since October 1995. Prior to joining Wilsons Leather, Mr. Thorson held several positions from 1981 through 1995 at Northwest Airlines, Inc., an airline company, most recently as Director of Finance and Administration, Pacific Division, based in Tokyo, Japan from July 1991 to June 1995.

   Executive officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

   The Company's common stock, $.01 par value, trades on The Nasdaq National MarketSM under the symbol WLSN. As of March 24, 2000, the market price of the common stock was $12.813. The table presents the high and low market prices from February 1, 1998 through January 29, 2000.

                  QUARTERLY COMMON STOCK PRICE RANGES
           -------------------------------------------------
                  FISCAL QUARTER ENDED          HIGH   LOW
           ----------------------------------- ------ ------
           May 2, 1998........................ 10.667  5.667
           August 1, 1998..................... 11.167  9.583
           October 31, 1998................... 10.292  6.417
           January 30, 1999...................  8.125  6.167
           May 1, 1999........................  7.417  6.000
           July 31, 1999...................... 13.417  7.583
           October 30, 1999................... 12.583 10.000
           January 29, 2000................... 12.917 11.542

   There were 45 recordholders of the Company's common stock as of March 24, 2000.

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

ITEM 6. SELECTED FINANCIAL DATA

   The following tables present selected historical consolidated financial data of the Company, which should be read in conjunction with "Item 7.-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements of the Company", beginning on page F-1. The selected historical consolidated financial data as of January 29, 2000, January 30, 1999, January 31, 1998 and February 1, 1997, and for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 and for the period from inception (May 26, 1996) to February 1, 1997 have been derived from the historical audited consolidated financial statements of the Company. The selected historical consolidated financial data as of December 31, 1995 for the year then ended and for the five months ended May 25, 1996 have been derived from the historical audited consolidated financial statements of the Predecessor Companies. The historical consolidated financial data for the year ended February 1, 1997 have been derived from the unaudited financial statements of the Predecessor Companies for the seventeen weeks ended May 25, 1996 and from the audited financial statements of the Company for the period from inception (May 26, 1996) to February 1, 1997. The historical consolidated financial data for the eight months ended January 27, 1996 and for the five months ended May 27, 1995 have been derived from the unaudited consolidated financial statements of the Predecessor Companies. The store data as of and for the periods set forth below are unaudited. In the opinion of management, the unaudited information contains all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the periods presented.

   Prior to the Management Buyout, the Predecessor Companies were operated as part of CVS. The selected historical consolidated financial data presented herein reflect certain periods during which the Company did not operate as an independent company. Such information, therefore, may not reflect the results of operations or the financial condition of the Company which would have resulted had the Company operated as an independent company.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND STORE DATA)

                                                          COMBINED
                                 COMPANY               COMPANIES(/1/)    COMPANY               PREDECESSOR COMPANIES
                   ----------------------------------- -------------- -------------- --------------------------------------------
                                                                       PERIOD FROM      EIGHT
                               YEARS ENDED                              INCEPTION      MONTHS    FIVE MONTHS ENDED
                   -----------------------------------   YEAR ENDED   (MAY 26, 1996)    ENDED    ------------------   YEAR ENDED
                   JANUARY 29, JANUARY 30, JANUARY 31,  FEBRUARY 1,   TO FEBRUARY 1, JANUARY 27, MAY 25,   MAY 27,   DECEMBER 31,
                      2000        1999        1998          1997           1997         1996       1996      1995        1995
                   ----------- ----------- ----------- -------------- -------------- ----------- --------  --------  ------------
STATEMENT OF
 OPERATIONS DATA:
Net Sales........   $543,608    $459,372    $418,140      $424,816       $345,121     $ 367,639  $109,640  $124,700   $ 462,394
Costs and
 expenses:
 Costs of goods
  sold, buying
  and occupancy
  costs..........    340,740     303,501     282,369       286,867        222,131       238,558    86,213    99,849     316,946
 Selling, general
  and
  administrative
  expenses.......    136,267     113,706     100,691       103,265         75,806        76,442    34,868    45,918     114,923
 Depreciation and
  amortization...      6,876       4,454       2,277         4,800            994        13,294     4,722     9,002      21,393
 Restricted stock
  compensation
  expense(/2/)...        --          --        8,511         1,485          1,485           --        --        --          --
Restructuring and
 asset impairment
 charges.........        --          --          --            --             --        182,184       --        --      182,184
                    --------    --------    --------      --------       --------     ---------  --------  --------   ---------
Income (loss)
 from
 operations......     59,725      37,711      24,292        28,399         44,705      (142,839)  (16,163)  (30,069)   (173,052)
Interest expense,
 net.............      4,993       7,815       6,434         6,520          5,271         7,400     1,581     3,396      10,463
                    --------    --------    --------      --------       --------     ---------  --------  --------   ---------
Income (loss)
 before income
 taxes...........     54,732      29,896      17,858        21,879         39,434      (150,239)  (17,744)  (33,465)   (183,515)
Income tax
 provision
 (benefit).......     21,674      11,719      10,783         8,967         15,528        (4,681)   (6,603)   (5,461)    (10,100)
                    --------    --------    --------      --------       --------     ---------  --------  --------   ---------
Income (loss)
 before
 extraordinary
 items and
 cumulative
 effect of change
 in accounting
 principle.......     33,058      18,177       7,075        12,912         23,906      (145,558)  (11,141)  (28,004)   (173,415)
Extraordinary
 gain (loss) on
 early
 extinguishment
 of debt, net of
 tax.............       (958)        --        3,763           --             --            --        --        --          --
Cumulative effect
 of change in
 accounting
 principle, net
 of tax(/3/).....     (1,449)        --          --            --             --            --        --        --          --
                    --------    --------    --------      --------       --------     ---------  --------  --------   ---------
Net income
 (loss)..........   $ 30,651    $ 18,177    $ 10,838      $ 12,912       $ 23,906     ($145,558) ($11,141) ($28,004)  ($173,415)
                    ========    ========    ========      ========       ========     =========  ========  ========   =========
NET INCOME PER
 DILUTED SHARE:
Income before
 extraordinary
 item and
 cumulative
 effect of change
 in accounting
 principle.......   $   1.94    $   1.11    $   0.45                     $   1.77
Extraordinary
 gain (loss) on
 early
 extinguishment
 of debt, net of
 tax.............      (0.06)        --         0.24                          --
Cumulative effect
 of change in
 accounting
 principle, net
 of tax..........      (0.08)        --          --                           --
                    --------    --------    --------                     --------
Net income per
 diluted share...   $   1.80    $   1.11    $   0.69                     $   1.77
                    ========    ========    ========                     ========
Weighted average
 common shares
 outstanding--
 assuming
 dilution........     17,064      16,381      15,596                       13,478
                    ========    ========    ========                     ========
OTHER DATA:
Adjusted
 EBITDA(/4/).....   $ 66,601    $ 42,165    $ 35,080      $ 34,684       $ 47,184     $  52,639  ($11,441) ($21,067)  $  30,525
                    ========    ========    ========      ========       ========     =========  ========  ========   =========
STORE DATA:
Traditional
 stores:
 Open at end of
  period.........        529         518         460           461            461           494       480       567         548
 Net sales per
  square foot for
  stores open
  entire year....   $    478    $    426    $    393      $    389            --            --        --        --    $     373
 Change in
  comparable
  store
  sales(/5/).....      11.5%        6.3%        0.4%         (1.3%)         (2.7%)        (3.1%)     3.9%      4.4%       (1.5%)
Peak number of
 seasonal stores
 during period...        274         265         297           376            376           227       --        --          227

                                                                         PREDECESSOR
                                             COMPANY                      COMPANIES
                         ----------------------------------------------- ------------
                         JANUARY 29, JANUARY 30, JANUARY 31, FEBRUARY 1, DECEMBER 31,
                            2000        1999        1998      1997(/1/)      1995
                         ----------- ----------- ----------- ----------- ------------
BALANCE SHEET DATA:
Working Capital(/6/)....  $126,855    $131,549    $120,205     $83,798     $44,514
Total assets............   272,554     245,391     227,672     172,388     182,369
Total long-term
 debt(/7/)..............    43,890      70,000      75,000      59,592         --
Total liabilities.......   141,347     147,214     155,020     128,923     154,780
Shareholders' equity....   131,207      98,177      72,652      43,465      27,589

--------
(1) Results for the year ended February 1, 1997 include the unaudited financial results of the Predecessor Companies for the seventeen weeks ended May 25, 1996 and the audited financial results of the Company for the period from inception (May 26, 1996) to February 1, 1997, which periods together contain 53 weeks.
(2) Represents a noncash compensation charge related to the vesting of restricted stock purchased by certain managers of the Company in connection with the Management Buyout.
(3) Represents a charge to operations, net of tax, resulting from the cumulative effect of the adoption of a new method of accounting for revenue recognition of layaway sales.
(4) EBITDA represents income (loss) from operations, before depreciation and amortization. Adjusted EBITDA represents EBITDA before restricted stock compensation expense and restructuring and asset impairment charges. Adjusted EBITDA in 1995 and for the eight months ended January 27, 1996 is before the restructuring and asset impairment charges of $182.2 million. Adjusted EBITDA for the year ended January 31, 1998, for the fifty-three week period ended February 1, 1997 and for the period from inception (May 26, 1996) to February 1, 1997, is before the restricted stock compensation expense of $8.5 million, $1.5 million and $1.5 million, respectively. EBIDTA and Adjusted EBITDA are not intended to represent cash flow from operations as defined by generally accepting accounting principles and should not be considered as an alternative to cash flow or as a measure of liquidity or as an alternative to net earnings as indicative of operating performance. Adjusted EBITDA is included in this Form 10-K because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt.
(5) Comparable store sales means sales generated by stores open at least one full year.
(6)  Working capital excludes amounts due to CVS as of December 31, 1995.
(7) Total long-term debt as of February 1, 1997 includes accrued interest of $3.8 million which became a portion of the principal balance of the $59.6 million note issued to CVS by the Company in connection with the Management Buyout on May 25, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of Wilsons Leather should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

   The Company's fiscal year end is the Saturday closest to January 31. Unless otherwise indicated, references to 1999, 1998 and 1997 in this Form 10-K refer to the twelve months ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

OVERVIEW

   The Company operates 529 retail stores under one segment using various formats including mall stores, outlet stores and airport locations. The Company also operates holiday stores to better capitalize on its peak selling season from October through December.

   Wilsons Leather's comparable store sales increased 11.5%, 6.3% and 0.4% in 1999, 1998 and 1997, respectively. Income from operations as a percentage of sales for the three years was 11.0%, 8.2% and 5.8%, respectively. In 1999, the Company incurred extraordinary and one-time charges of $1.0 million for the early extinguishment of debt, net of tax, and $1.4 million for the cumulative effect of the change in accounting principle, net of tax.

   In 1999, the Company adopted a new method of accounting for recognition of layaway sales. Historically, the Company recognized revenue from layaway sales in full upon the initial customer down-payment. Under the new accounting method adopted retroactive to January 31, 1999, Wilsons Leather now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer.

   The Company generates a significant portion of its sales from October through December, 55.8% in 1999, which includes the holiday selling season. During December, the Company generated 35.7% of its annual sales for 1999. As part of the Company's strategy to improve operating margins and maximize revenue and profitability during nonpeak selling seasons, the Company has increased the number of less seasonal outlet and airport locations and modified its product mix to emphasize accessories. To drive accessories growth, Wilsons Leather intends to create new styles designed to match its customers' lifestyle needs. Accessories sales grew as a percentage of sales to 28.6% in 1999 from 23.2% in 1995.

RESULTS OF OPERATIONS

   The following table contains selected information from the Company's historical consolidated statements of operations, expressed as a percentage of net sales:

                                                         YEARS ENDED
                                             -----------------------------------
                                             JANUARY 29, JANUARY 30, JANUARY 31,
                                                2000        1999        1998
                                             ----------- ----------- -----------
   Net sales...............................    100.0%      100.0%      100.0%
   Cost of goods sold, buying and occupancy
    costs..................................      62.7        66.1        67.5
                                               ------      ------      ------
   Gross margin............................      37.3        33.9        32.5
   Costs and expenses:
    Selling, general and administrative
     expenses..............................      25.0        24.7        24.1
    Depreciation and amortization..........       1.3         1.0         0.6
    Restricted stock compensation charge...       --           --         2.0
                                               ------      ------      ------
   Income from operations..................      11.0         8.2         5.8
   Interest expense, net...................       0.9         1.7         1.5
   Income tax provision....................       4.0         2.5         2.6
                                               ------      ------      ------
   Income before extraordinary item and
    cumulative effect of change in
    accounting principle...................       6.1         4.0         1.7
   Extraordinary gain (loss) on early
    extinguishment of debt, net of tax.....     (0.2)          --         0.9
   Cumulative effect of change in
    accounting principle, net of tax.......     (0.3)          --          --
                                               ------      ------      ------
   Net income..............................      5.6%        4.0%        2.6%
                                               ======      ======      ======

 1999 Compared to 1998

   Net sales increased 18.3% to $543.6 million in 1999 from $459.4 million in 1998. The $84.2 million sales increase was due to: (i) a $46.7 million increase associated with an 11.5% comparable store sales increase which was the result of strong sales gains in all merchandise categories, with particularly strong increases in sales of our young men's and women's merchandise, which increased more than 50%, and (ii) a $37.5 million increase in non-comparable store sales due to 39 new store openings and the annualized effect of 1998 store openings offset by 28 store closings during 1999.

   Wilsons Leather opened 39 stores and closed 28 stores in 1999 compared to 40 store openings, the acquisition of 40 stores and 22 store closings in 1998. As of January 29, 2000, Wilsons Leather operated 529 stores compared to 518 stores at January 30, 1999. Square footage increased 4.2% to 1,067,000 from 1,024,000 in 1998. The Company operated 249 holiday stores and 25 kiosks during the 1999 holiday season compared to 215 holiday stores and 50 kiosks during the prior year holiday season.

   Cost of goods sold, buying and occupancy costs decreased to 62.7% of net sales, from 66.1% of net sales, in 1998. Stronger product mark-up related to a higher mix of fashion merchandise and a lower markdown rate due to strong comparable store sales produced a 2.5 point improvement in gross margin net of buying and occupancy costs compared to 1998. Buying and occupancy costs decreased 0.9 points due to the leverage effect of strong sales increases partially offset by operating 11 additional stores and the effect of lease renewals. The Company's inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between the LIFO and the first-in, first-out (FIFO) methods was not material as of January 29, 2000.

   Selling, general and administrative expenses increased to $136.3 million in 1999 from $113.7 million in 1998, and increased as a percentage of net sales to 25.0% from 24.7%. The increase was primarily due to investments in the Company's e-commerce launch of $2.7 million, an increase in write-offs of nonproductive assets and expenses related to closed stores of $1.7 million and an increase in year 2000 remediation expenses of $0.7 million. Excluding these expenses, the Company's selling, general and administrative expenses would have declined to 24.1% of sales as the Company was able to leverage other operating expenses.

   Depreciation and amortization increased to $6.9 million from $4.5 million in 1998, and increased as a percentage of net sales to 1.3% from 1.0%. The increase resulted from $23.2 million in capital expenditures for the construction of 39 new stores and the renovation of 31 existing stores.

   As a result of the above, income from operations increased 58.4% to $59.7 million, or 11.0% of net sales, in 1999 from $37.7 million, or 8.2% of net sales, in 1998.

   Net interest expense decreased to $5.0 million from $7.8 million in 1998. The decrease was due to repurchasing $26.1 million of the Senior Notes during the year.

   The income tax provision increased to $21.7 million from $11.7 million in 1998 due to increased income before income taxes and an increase in the effective tax rate to 39.6% from 39.2%.

   The Company realized a $1.0 million extraordinary loss on the early extinguishment of debt, net of tax, in 1999 due to the Senior Notes repurchased.

   The Company also recognized the cumulative effect of a change in accounting principle. A charge to operations of $1.4 million, net of tax, resulted from the adoption of a new method of accounting for revenue recognition of layaway sales.

 1998 Compared to 1997

   Net sales increased 9.9% to $459.4 million in 1998 from $418.1 million in 1997. The $41.3 million sales increase was due to: (i) a $23.2 million increase associated with a 6.3% comparable store sales increase driven primarily by strong sales of women's and accessories merchandise in mall stores, (ii) a $12.7 million increase in non-comparable store sales due to 40 new store openings and the annualized effect of 1997 openings offset by 22 store closings and lower average sales volumes in seasonal stores of $5.0 million and (iii) a $10.4 million increase resulting from the acquisition of the 40-store Wallet Works outlet chain in May 1998.

   Wilsons Leather opened 40 stores, acquired 40 stores and closed 22 stores in 1998 compared to 22 store openings and 23 store closings in 1997. As of January 30, 1999, Wilsons Leather operated 518 stores compared to 460 stores at year end 1997. Square footage increased 7.8% to 1,024,000 from 950,000 in 1997. The Company operated 215 holiday stores and 50 kiosks during the 1998 holiday season compared to 197 holiday stores and 100 kiosks during the prior year holiday season.

   Cost of goods sold, buying and occupancy costs decreased to 66.1% of sales, from 67.5% of sales in 1997. Gross margin net of buying and occupancy costs increased 0.8 points due to strong comparable store sales increases that reduced the mark-down rate on merchandise. Buying and occupancy costs for 1998 increased $3.9 million due to operating additional stores and the effect of lease renewals, although such costs declined as a percent of net sales due to leverage from the sales increase. The difference in inventories between the LIFO and FIFO methods was not material as of January 30, 1999.

   Selling, general and administrative expenses increased to $113.7 million in 1998 from $100.7 million in 1997, and increased as a percentage of net sales to 24.7% from 24.1%. The increase was primarily due to the addition of 58 new stores net of closings, increased expenses resulting from the 6.3% comparable store sales increase, higher selling expenses in the Company's non-mall businesses and increased infrastructure to support the growth of the Company's outlet and airport businesses.

   Depreciation and amortization increased to $4.5 million in 1998 from $2.3 million in 1997, and increased as a percentage of net sales to 1.0% from 0.6%. The increase resulted from the acquisition of the 40-store Wallet Works factory outlet chain and $16.0 million in capital expenditures for new store construction and the renovation of existing stores.

   As a result of the above, income from operations increased 55.2% to $37.7 million, or 8.2% of net sales, in 1998 from $24.3 million, or 5.8% of net sales, in 1997. The 1997 year included an $8.5 million noncash compensation charge associated with the vesting of all remaining shares of restricted stock. Excluding the restricted stock compensation expense, income from operations increased 15.0% in 1998.

   Net interest expense increased to $7.8 million from $6.5 million in 1997. The increase was due to a higher average short and long-term debt outstanding, higher interest rates on the long-term debt and additional deferred financing cost amortization related to the issuance of the Senior Notes. This increase was partially offset by an increase in interest income.

   The income tax provision increased to $11.7 million from $10.8 million due to increased income before income taxes. The effective tax rate decreased to 39.2% in 1998 from 60.4% in 1997 due primarily to the non-deductibility of the $8.5 million restricted stock compensation expense in 1997.

   The Company realized a $3.8 million extraordinary gain on the early extinguishment of debt, net of tax, in 1997. The extraordinary gain was the result of repurchasing the senior secured subordinated note issued to CVS in connection with the Management Buyout at a discount.

LIQUIDITY AND CAPITAL RESOURCES

   Wilsons Leather's capital requirements are primarily driven by the Company's seasonal working capital needs and investments in new stores, remodeling existing stores and enhancing information systems. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December.

   General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility (the Senior Credit Facility) that provides for borrowings of up to $125.0 million in aggregate principal amount, including an $85.0 million letter of credit subfacility. The maximum amount available under the Senior Credit Facility is limited to 60% of net inventories (65% during the months of September and October plus a $7.5 million seasonal advance) less outstanding letters of credit.

   Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.25%, commercial paper rate plus 1.25% or the "prime" rate (6.85% at January 29, 2000). The spreads are subject to change based on the Company's financial results. As of January 29, 2000, the Company had no borrowings under the Senior Credit Facility and $20.2 million in outstanding letters of credit. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month. The Senior Credit Facility expires in May 2002.

   The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions.

   The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. The Company is dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that borrowing capacity under the Senior Credit Facility, together with current and anticipated cash flow from operations, will be adequate to meet the Company's anticipated working capital and capital expenditure requirements. For 1999, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $47.7 million and

$52.6 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $8.1 million and $28.0 million, respectively. For 1998, the peak borrowings and letters of credit outstanding were $38.4 million and $48.7 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $6.1 million and $27.5 million, respectively. For 1997, the peak borrowings and letters of credit outstanding were $30.8 million and $51.9 million, respectively, and the average amounts of borrowings and the average amounts of letters of credit outstanding were $3.6 million and $28.1 million, respectively.

   On August 18, 1997, the Company completed a private offering of 11 1/4% senior notes (the Senior Notes) to certain institutional buyers. Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The Senior Notes mature on August 15, 2004. The Senior Notes are callable subsequent to August 15, 2001 at a defined premium. The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guaranties and to sell or otherwise dispose of assets and merge or consolidate with another entity.

   During 1999 and 1998, the Company repurchased $26.1 million and $5.0 million respectively, of its Senior Notes. As of January 29, 2000, the Company had $43.9 million of Senior Notes outstanding. Subsequent to January 29, 2000, the Company has repurchased, at various times, an additional $13.3 million of its Senior Notes.

   On March 27, 1998, Wilsons Leather repurchased and simultaneously cancelled the warrant issued to CVS for $10.0 million in cash. The warrant had been issued to CVS in the Management Buyout and had given CVS the right to purchase a total of 2,025,000 shares of the Company's common stock.

   On May 13, 1998, the Company acquired certain assets of Wallet Works, Inc. for a purchase price of $5.2 million. The purchase enabled the Company to expand its leather accessories business into outlet malls, a new distribution channel for the Company.

   On June 16, 1998, the Company completed the redemption of its outstanding redeemable common stock purchase warrants that had been issued in the Company's initial public offering. The net proceeds to the Company from the exercise of the warrants were approximately $17.0 million after deducting related costs and expenses.

   During 1999, the underwriters of the Company's initial public offering exercised the outstanding underwriter warrants that were issued to them in connection with the offering. The net proceeds received by the Company from the exercise of such warrants were approximately $1.2 million.

   The Company entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union) whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (11.03% at January 29, 2000). The agreement terminates on August 15, 2001. The transaction did not have a material impact on the Company's financial position or results of operations.

CASH FLOW ANALYSIS

   Operating activities for 1999 resulted in cash provided of $64.5 million compared to cash provided of $21.0 and $16.1 million in 1998 and 1997, respectively. The $64.5 million in cash provided by operating activities in 1999 was primarily a result of net income of $33.1 million, excluding the $1.0 million extraordinary loss on early extinguishment of debt and the $1.4 million cumulative effect of a change in accounting principle, and the $25.7 million provided by changes in various current assets and liabilities.

   Investing activity for 1999 was comprised of $23.2 million in capital expenditures primarily for the construction of new stores, the renovation of and improvements to existing stores, and the implementation of certain new information systems. Capital expenditures for 1998 and 1997 totaled $16.0 and $10.5 million, respectively. The Company currently plans to open at least 25 mall stores and at least 20 outlet stores annually for the next several years. The cost to build a typical store including leasehold improvements and fixtures is approximately $140,000, net of landlord reimbursements. Working capital requirements average $160,000 primarily for inventory.

   Cash used in financing activities in 1999 was $24.6 million, $26.1 million of which was used to repurchase Senior Notes partially offset by $2.2 million from the exercise of underwriter warrants issued in the Company's initial public offering and employee stock options. Cash provided by financing activities for 1998 was $2.2 million, comprised of $17.2 million net proceeds from the exercise of common stock redeemable purchase warrants issued in the Company's initial public offering and employee stock options offset by $10.0 million used to repurchase the warrant issued to CVS and $5.0 million used to repurchase Senior Notes. Cash provided by financing activities in 1997 included proceeds of $9.5 million from the Company's initial public offering and $16.9 million in additional cash proceeds from the issuance of long-term debt after repayment of the CVS note.

   Management believes that the Company's financial resources, including the Senior Credit Facility and current and anticipated cash flow from operations, will be adequate to fund the Company's operations until the Senior Credit Facility expires in 2002, when the Company expects to extend or replace such facility.

SEASONALITY AND INFLATION

   A majority of the Company's net sales and operating profit is generated in the peak selling period from October through December, which includes the holiday selling season. Wilsons Leather recorded 55.8% of its 1999 sales in the peak selling period. During December, the Company generated 35.7% of its annual sales for 1999. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling period. Net sales are generally lowest during the period from April through July, and the Company typically does not become profitable, if at all, until the fourth quarter of a given year. Most of the Company's stores are unprofitable during the first three quarters. Conversely, nearly all of the Company's stores are profitable during the fourth quarter, even those that may be unprofitable for the full year. Historically, the Company has opened most of its stores during the last half of the year. As a result, new mall stores opened just prior to the fourth quarter produce profits in excess of their annualized profits since the stores typically generate losses in the first nine months of the year.

   The Company does not believe that inflation has had a material effect on the results of operations during the past three year; however, there can be no assurance that the Company's business will not be affected by inflation in the future.

   The following table sets forth certain unaudited financial information from the Company's historical consolidated statements of operations for each fiscal quarter of 1999 and 1998. This quarterly information has been prepared on a basis consistent with the Company's audited financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto.

   Included in the table are pro forma fiscal 1998 quarterly results that include the effect of the accounting change, as well as 1999 results, which reflect the retroactive adoption of the new accounting method. In 1999, the Company adopted a new method of accounting for recognition of layaway sales. Historically, the Company recognized revenue from layaway sales in full upon the initial customer down-payment. Under the new accounting method adopted retroactive to January 31, 1999, Wilsons Leather now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer. Accordingly, this change resulted in a quarterly shift of revenues and related expenses. As a result, the Company also recorded a one-time charge in fiscal 1999 for the cumulative effect of the accounting change.

                                                                                  AS REPORTED
                                                               ----------------------------------------------------
                                        1999                                 1998
                          ------------------------------------ ------------------------------------
                           FIRST    SECOND    THIRD    FOURTH   FIRST    SECOND    THIRD    FOURTH
                          QUARTER  QUARTER   QUARTER  QUARTER  QUARTER  QUARTER   QUARTER  QUARTER
                          -------  --------  -------  -------- -------  --------  -------  --------
                                                    (IN THOUSANDS)
Net sales...............  $81,343  $ 47,267  $97,663  $317,335 $68,011  $ 45,724  $87,493  $258,144
Costs of goods sold,
 buying and occupancy
 costs..................   58,688    43,803   64,724   173,525  51,441    41,304   61,404   149,352
                          -------  --------  -------  -------- -------  --------  -------  --------
Gross profit............   22,655     3,464   32,939   143,810  16,570     4,420   26,089   108,792
Selling, general and
 administrative
 expense................   24,570    23,913   32,667    55,117  21,946    20,906   25,397    45,457
Depreciation and
 amortization...........    1,458     1,531    1,727     2,160     753       969    1,226     1,506
                          -------  --------  -------  -------- -------  --------  -------  --------
Income (loss) from
 operations.............   (3,373)  (21,980)  (1,455)   86,533  (6,129)  (17,455)    (534)   61,829
Interest expense, net...    1,069     1,134    1,849       941   1,151     1,821    2,695     2,148
                          -------  --------  -------  -------- -------  --------  -------  --------
Income (loss) before
 income taxes...........   (4,442)  (23,114)  (3,304)   85,592  (7,280)  (19,276)  (3,229)   59,681
Income tax provision
 (benefit)..............   (1,713)   (9,119)  (1,288)   33,794  (2,743)   (7,398)  (1,239)   23,099
                          -------  --------  -------  -------- -------  --------  -------  --------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (2,729)  (13,995)  (2,016)   51,798  (4,537)  (11,878)  (1,990)   36,582
Loss on early
 extinguishment of debt,
 net of tax.............      --       (839)    (119)      --      --        --       --        --
Cumulative effect of
 change in accounting
 principle, net of tax..   (1,449)      --       --        --      --        --       --        --
                          -------  --------  -------  -------- -------  --------  -------  --------
Net income (loss).......  ($4,178) ($14,834) ($2,135) $ 51,798 ($4,537) ($11,878) ($1,990)  $36,582
                          =======  ========  =======  ======== =======  ========  =======  ========
Net income (loss) per
 diluted share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   ($0.17)   ($0.86)  ($0.12)    $2.98  ($0.32)   ($0.77)  ($0.12)    $2.21
                          -------  --------  -------  -------- -------  --------  -------  --------
Net income (loss) per
 diluted share..........   ($0.26)   ($0.91)  ($0.13)    $2.98  ($0.32)   ($0.77)  ($0.12)    $2.21
                          -------  --------  -------  -------- -------  --------  -------  --------

                                                   PRO FORMA(/1/)
                                          ------------------------------------
                                                        1998
                                          ------------------------------------
                                           FIRST    SECOND    THIRD    FOURTH
                                          QUARTER  QUARTER   QUARTER  QUARTER
                                          -------  --------  -------  --------
                                                   (IN THOUSANDS)
Net sales................................ $68,823  $ 41,461  $80,406  $269,185
Cost of goods sold, buying and occupancy
 costs...................................  51,819    39,453   58,185   154,385
                                          -------  --------  -------  --------
Gross profit.............................  17,004     2,008   22,221   114,800
Selling, general and administrative
 expense.................................  21,946    20,906   25,397    45,457
Depreciation and amortization............     753       969    1,226     1,506
                                          -------  --------  -------  --------
Income (loss) from operations............  (5,695)  (19,867)  (4,402)   67,837
Interest expense, net....................   1,151     1,821    2,695     2,148
                                          -------  --------  -------  --------
Income (loss) before income taxes........  (6,846)  (21,688)  (7,097)   65,689
Income tax provision (benefit)...........  (2,574)   (8,352)  (2,714)   25,430
                                          -------  --------  -------  --------
Net income (loss)........................ ($4,272) ($13,336) ($4,383) $ 40,259
                                          -------  --------  -------  --------
Net income (loss) per diluted share......  ($0.30)   ($0.87)  ($0.27)    $2.43
                                          -------  --------  -------  --------

--------
(1) Reflects the retroactive change in accounting principle for the revenue recognition of layaway sales as if the change had occurred prior to 1998.

YEAR 2000

   In order to minimize or eliminate the effect of the year 2000 risk on the Company's business systems and applications, Wilsons Leather identified, evaluated, implemented and tested changes to its computer system, applications and software necessary to achieve year 2000 compliance. The Company's computer systems and equipment successfully transitioned to the year 2000 with no significant issues. Wilsons Leather continues to keep the year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. The Company does not anticipate any significant problems related to these events. However, there can be no assurances that failure to address the year 2000 issues by significant business partners will not have a material adverse effect on the Company. The Company expensed $0.9 million related to year 2000 remediation during 1999. Wilsons Leather expensed and capitalized the costs to complete the compliance plan in accordance with appropriate accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company's exposure to market risks for changes in interest rates relates primarily to the Company's short-term investments, short-term borrowings, long-term debt obligations and interest rate swap agreement. The Company does not use derivative financial instruments in its available for sale securities. The Company is averse to principal loss and ensures the safety and preservation of its investments by limiting default risk and market risk.

   The Company mitigates default risk by investing in high credit quality securities. Market risk is limited by including only securities with active markets in the Company's portfolio. All short-term investments mature within one year.

   At January 29, 2000, Wilsons Leather had cash and cash equivalents totaling $124.9 million. The effect of a 100 basis point change in interest rates would have an estimated $285,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.

   The Company's Senior Credit Facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while Wilsons Leather was borrowing under the facility, interest expense would increase or decrease accordingly. As of January 29, 2000, there were no outstanding borrowings under the Senior Credit Facility and $20.2 million in outstanding letters of credit.

   The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At January 29, 2000, Wilsons Leather had fixed-rate debt of $43.9 million maturing in August 2004.

   The Company entered into a $40.0 million interest rate swap transaction whereby a financial institution pays the Company interest at a fixed rate of 11.25%, and the Company pays the financial institution interest at a commercial paper rate plus 5.37% (11.03% at January 29, 2000). The agreement terminates on August 15, 2001. The effect of a 100 basis point change in interest rates would have an estimated $500,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.

ITEM 8. FINANCIAL STATEMENTS

   Financial statements required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, the Company is not required to provide supplementary data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000 (the Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 29, 2000.

   Except for those portions specifically incorporated in this Form 10-K by reference to the Company's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement. For information concerning executive officers and family relationships between any director or executive officer, see "Item 4a. Executive Officers of the Registrant" in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   Incorporated herein by reference is the information appearing under the headings "Election of Directors--Director Compensation" and "Executive Compensation--Summary Compensation Table, --Stock Options, --Option Grants in Last Fiscal Year, --Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values, --Employment Contracts and --Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

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

     Consolidated Balance Sheets

     Consolidated Statements of Income

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

(B) REPORTS ON FORM 8-K:

  No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

(C) EXHIBITS:

   The following exhibits are filed as part of this Form 10-K for the year ended January 29, 2000.

 EXHIBIT
  NO.                    DESCRIPTION                       METHOD OF FILING
 ------- -------------------------------------------   -------------------------
 2.1     Sale Agreement dated as of May 24, 1996 by
         and among CVS New York, Inc., Wilsons
         Center, Inc. and Wilsons The Leather
         Experts Inc. (1)...........................   Incorporated by Reference
 3.1     Amended and Restated Articles of
         Incorporation of Wilsons The Leather
         Experts Inc. adopted June 16, 1998 as
         amended by the Articles of Amendment dated
         February 17, 2000..........................   Electronic Transmission
 3.2     Restated Bylaws of Wilsons The Leather
         Experts Inc. as amended June 16, 1998 and
         January 25, 2000...........................   Electronic Transmission
 4.1     Specimen of common stock certificate. (2)..   Incorporated by Reference
 4.2     Indenture dated as of August 18, 1997, by
         and among Wilsons The Leather Experts Inc.,
         the other corporations listed on the
         signature pages thereof, and Norwest Bank
         Minnesota, National Association, including
         specimen Certificate of 11 1/4% Series A
         Senior Notes due 2004 and specimen
         Certificate of 11 1/4% Series B Senior
         Notes due 2004. (3)........................   Incorporated by Reference
 4.3     Purchase Agreement dated as of August 14,
         1997, by and among Wilsons The Leather
         Experts Inc., the Subsidiary Guarantors
         party thereto and BancAmerica Securities,
         Inc. (4)...................................   Incorporated by Reference

 EXHIBIT
  NO.                    DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
   4.4   Registration Rights Agreement dated as of
         May 25, 1996, by and among CVS New York,
         Inc., Wilsons The Leather Experts Inc.,
         the Managers listed on the signature pages
         thereto, Leather Investors Limited
         Partnership I and the Partners listed on
         the signature pages thereto. (5)..........   Incorporated by Reference
   4.5   Amendment to Registration Rights Agreement
         dated as of August 12, 1999 by and among
         Wilsons The Leather Experts Inc. and the
         Shareholders listed on the attachments
         thereto...................................   Electronic Transmission
  10.1   Parent Guaranty dated as of May 25, 1996,
         by Wilsons The Leather Experts Inc.,
         Wilsons Center, Inc., Rosedale Wilsons,
         Inc. and River Hills Wilsons, Inc. in
         favor of General Electric Capital
         Corporation. (6)..........................   Incorporated by Reference
 *10.2   Wilsons The Leather Experts Inc. Amended
         Executive and Key Management Incentive
         Plan. (7).................................   Incorporated by Reference
 *10.3   Wilsons The Leather Experts Inc. 401(k)
         Plan. (1).................................   Incorporated by Reference
 *10.4   Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and Joel N. Waller. (1)..............   Incorporated by Reference
 *10.5   Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and David L. Rogers. (1).............   Incorporated by Reference
  10.6   Amended and Restated Credit Agreement
         dated as of May 24, 1999 among Wilsons
         Leather Holdings Inc., as Borrower, the
         Lenders signatory thereto from time to
         time, as Lenders, and General Electric
         Capital Corporation, as Agent, Lender and
         Swing Line Lender (the "Credit
         Agreement"). (8)..........................   Incorporated by Reference
  10.7   Security Agreement dated as of May 25,
         1996 by Wilsons Leather Holdings Inc. and
         other grantors listed on the signature
         pages thereto, in favor of General
         Electric Capital Corporation, in its
         capacity as Agent for Lenders. (1)........   Incorporated by Reference
  10.8   Supplemental Security Agreement dated as
         of May 24, 1999, by and among Wilsons
         Leather Holdings Inc. and the other
         Grantors listed on the signature pages
         thereto, in favor of General Electric
         Capital Corporation, in its capacity as
         Agent for Lendors. (9)....................   Incorporated by Reference
  10.9   Store Guarantors' Guaranty dated as of May
         25, 1996, by Bermans The Leather Experts,
         Inc., Wilsons House of Suede, Inc.,
         Wilsons Tannery West, Inc., the Georgetown
         Subsidiaries that are signatories thereto
         and the Individual Store Subsidiaries that
         are signatories thereto, in favor of
         General Electric Capital Corporation.
         (10)......................................   Incorporated by Reference
 *10.10  Wilsons The Leather Experts Inc. Amended
         1996 Stock Option Plan. (2)...............   Incorporated by Reference
  10.11  Joinder Agreement dated as of May 24,
         1999, by and between the Store Guarantors
         that are signatories thereto and General
         Electric Capital Corporation. (11)........   Incorporated by Reference
  10.12  Pledge Agreement dated as of May 24, 1999,
         by and between Wilsons Leather of
         Delaware, Inc. and General Electric
         Capital Corporation, individually and as
         Agent for the Lenders signatory to the
         Credit Agreement. (12)....................   Incorporated by Reference

 EXHIBIT
  NO.                    DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
  10.13  Pledge Agreement dated as of May 24, 1999,
         between Wilsons International, Inc. and
         General Electric Capital Corporation,
         individually and as Agent for the Lenders
         signatory to the Credit Agreement. (13)...   Incorporated by Reference
  10.14  Pledge Agreement, dated as of May 25,
         1996, between Wilsons The Leather Experts
         Inc. and General Electric Capital
         Corporation, individually and as agent for
         the lenders signatory to the Credit
         Agreement. (14)...........................   Incorporated by Reference
  10.15  Pledge Agreement, dated as of May 25,
         1996, between Wilsons Center, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement. (15)...   Incorporated by Reference
  10.16  Pledge Agreement, dated as of May 25,
         1996, between Rosedale Wilsons, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement. (16)...   Incorporated by Reference
  10.17  Pledge Agreement, dated as of May 25,
         1996, between River Hills Wilsons, Inc.
         and General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement. (17)...   Incorporated by Reference
  10.18  Reaffirmation of Guaranty dated as of May
         24, 1999, by Wilsons The Leather Experts
         Inc., Wilsons Center Inc., Rosedale
         Wilsons, Inc., River Hills Wilsons, Inc.
         and the Store Guarantors listed on the
         signature pages thereto in favor of
         General Electric Capital Corporation.
         (18)......................................   Incorporated by Reference
  10.19  Amendment No. 2 to Pledge Agreement dated
         as of July 31, 1997, between River Hills
         Wilsons, Inc. and General Electric Capital
         Corporation. (19).........................   Incorporated by Reference
  10.20  Joinder Agreement dated as of July 31,
         1997, by and between Wilsons International
         Inc. and General Electric Capital
         Corporation. (20).........................   Incorporated by Reference
  10.21  Reaffirmation of Guaranty dated as of July
         31, 1997, by Wilsons The Leather Experts
         Inc., Wilsons Center, Inc., Rosedale
         Wilsons, Inc. and River Hills Wilsons,
         Inc., in favor of General Electric Capital
         Corporation. (21).........................   Incorporated by Reference
  10.22  Wilsons The Leather Experts Inc. 1998
         Stock Option Plan. (22)...................   Incorporated by Reference
  10.23  First Amendment to the Amended and
         Restated Credit Agreement dated as of
         September 24, 1999. (23)..................   Incorporated by Reference
  10.24  Reaffirmation of Guaranty dated September
         24, 1999 by Wilsons The Leather Experts
         Inc., Wilsons Center, Inc., Rosedale
         Wilsons, Inc. and River Hills Wilsons,
         Inc. (24).................................   Incorporated by Reference
  10.25  Unqualified Release Agreement dated March
         3, 1999. (25).............................   Incorporated by Reference
  10.26  Second Amendment to the Amended and
         Restated Credit Agreement dated as of
         February 29, 2000.........................   Electronic Transmission
 *10.27  First Amendment to Employment Agreement
         dated as of April 3, 2000 between Wilsons
         The Leather Experts Inc. and Joel N.
         Waller....................................   Electronic Transmission
 *10.28  First Amendment to Employment Agreement as
         of March 23, 2000 between Wilsons The
         Leather Experts Inc. and David L. Rogers..   Electronic Transmission

 EXHIBIT
  NO.                     DESCRIPTION                     METHOD OF FILING
 ------- --------------------------------------------  -----------------------
 11.1    Computation of per share income.............  Electronic Transmission
 21.1    Subsidiaries of Wilsons The Leather Experts
         Inc.........................................  Electronic Transmission
 23.1    Consent of Arthur Andersen LLP..............  Electronic Transmission
 27.1    Financial Data Schedule.....................  Electronic Transmission

--------
* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
(2) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.
(3) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(4) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(5) Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
(6) Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(7) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the Commission.
(8) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(9) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(10) Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 1O-Q for the quarter ended August 2, 1997 filed with the Commission.
(11) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(12) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(13) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(14) Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(15) Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(16) Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(17) Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(18) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(19) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(20) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(21) Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(22) Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Commission.
(23) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended October 30, 1999 filed with the Commission.
(24) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended October 30, 1999 filed with the Commission.
(25) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants................................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Income.......................................... F-4
Consolidated Statements of Shareholders' Equity............................ F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilsons The Leather Experts Inc.:

   We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. (a Minnesota corporation) and Subsidiaries as of January 29, 2000 and January 30, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and Subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 2 to the financial statements, effective January 31, 1999, the Company changed its method of accounting for layaway sales.

                                          Arthur Andersen LLP

Minneapolis, Minnesota,
February 28, 2000

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             JANUARY 29, JANUARY 30,
                                                                2000        1999
                                                             ----------- -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $124,926    $108,235
  Accounts receivable, net..................................     7,547       6,325
  Inventories, net..........................................    79,221      84,971
  Prepaid expenses..........................................     8,477       6,133
  Deferred income taxes.....................................       663         --
                                                              --------    --------
      Total current assets..................................   220,834     205,664
PROPERTY AND EQUIPMENT, net.................................    49,587      36,195
OTHER ASSETS, net...........................................     2,133       3,532
                                                              --------    --------
      Total assets..........................................  $272,554    $245,391
                                                              ========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 10,912    $  7,976
  Accrued expenses..........................................    47,722      38,998
  Income taxes payable......................................    35,345      22,894
  Deferred income taxes.....................................       --        4,247
                                                              --------    --------
      Total current liabilities.............................    93,979      74,115
LONG-TERM DEBT..............................................    43,890      70,000
OTHER LONG-TERM LIABILITIES.................................     3,478       3,099
                                                              --------    --------
      Total liabilities.....................................   141,347     147,214
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 150,000,000 shares
   authorized; 16,585,234 and 16,250,135 shares issued and
   outstanding at January 29, 2000 and January 30, 1999,
   respectively.............................................       166         163
  Additional paid-in capital................................    57,485      55,125
  Retained earnings.........................................    73,582      42,931
  Cumulative other comprehensive loss.......................       (26)        (42)
                                                              --------    --------
      Total shareholders' equity............................   131,207      98,177
                                                              --------    --------
      Total liabilities and shareholders' equity............  $272,554    $245,391
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEARS ENDED
                                            -----------------------------------
                                            JANUARY 29, JANUARY 30, JANUARY 31,
                                               2000        1999        1998
                                            ----------- ----------- -----------
NET SALES..................................  $543,608    $459,372    $418,140
COSTS AND EXPENSES:
  Cost of goods sold, buying and occupancy
   costs...................................   340,740     303,501     282,369
  Selling, general and administrative
   expenses................................   136,267     113,706     100,691
  Depreciation and amortization............     6,876       4,454       2,277
  Restricted stock compensation expense....       --          --        8,511
                                             --------    --------    --------
    Income from operations.................    59,725      37,711      24,292
  Interest expense, net....................     4,993       7,815       6,434
                                             --------    --------    --------
    Income before income taxes.............    54,732      29,896      17,858
  Income tax provision.....................    21,674      11,719      10,783
                                             --------    --------    --------
    Income before extraordinary item and
     cumulative effect of change in
     accounting principle..................    33,058      18,177       7,075
  Extraordinary gain (loss) on early
   extinguishment of debt, net of tax of
   $626 and $2,509.........................      (958)        --        3,763
  Cumulative effect of change in accounting
   principle, net of tax of $950...........    (1,449)        --          --
                                             --------    --------    --------
    Net income.............................  $ 30,651    $ 18,177    $ 10,838
                                             ========    ========    ========
BASIC NET INCOME PER COMMON SHARE:
  Income before extraordinary item and
   cumulative effect of change in
   accounting principle....................    $ 2.02      $ 1.17      $ 0.53
  Extraordinary gain (loss) on early
   extinguishment of debt, net of tax......     (0.06)        --         0.28
  Cumulative effect of change in accounting
   principle, net of tax...................     (0.09)        --          --
                                             --------    --------    --------
Basic net income per common share..........  $   1.87    $   1.17    $   0.81
                                             ========    ========    ========
Weighted average common shares
 outstanding...............................    16,408      15,536      13,366
                                             ========    ========    ========
DILUTED NET INCOME PER COMMON SHARE:
  Income before extraordinary item and
   cumulative effect of change in
   accounting principle....................    $ 1.94      $ 1.11      $ 0.45
  Extraordinary gain (loss) on early
   extinguishment of debt, net of tax......     (0.06)        --         0.24
  Cumulative effect of change in accounting
   principle, net of tax...................     (0.08)        --          --
                                             --------    --------    --------
Diluted net income per common share........  $   1.80    $   1.11    $   0.69
                                             ========    ========    ========
Weighted average common shares
 outstanding--assuming dilution............    17,064      16,381      15,596
                                             ========    ========    ========
PRO FORMA, assuming the new layaway sales
 method is applied retroactively (Note 2):
  Income before extraordinary item.........  $ 33,058    $ 18,268    $  7,154
                                             ========    ========    ========
  Net income...............................  $ 32,100    $ 18,268    $ 10,917
                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                            PREFERRED                                              CUMULATIVE
                              STOCK          COMMON STOCK    ADDITIONAL               OTHER         TOTAL
                          ---------------  -----------------  PAID-IN   RETAINED  COMPREHENSIVE SHAREHOLDERS'
                          SHARES  AMOUNT     SHARES   AMOUNT  CAPITAL   EARNINGS      LOSS         EQUITY
                          ------  -------  ---------- ------ ---------- --------  ------------- -------------
BALANCE, February 1,
 1997...................   7,405  $ 7,405  11,475,000  $115   $12,463   $23,511       $ (29)      $ 43,465
 Net income.............     --       --          --    --        --     10,838         --          10,838
 Other comprehensive
  income-
 Foreign currency
  translation
  adjustment............     --       --          --    --        --        --           (8)            (8)
                                                                                                  --------
 Comprehensive income...                                                                            10,830
                                                                                                  --------
 Series A Preferred
  exchange..............  (7,405)  (7,405)    925,625     9     7,396       --          --             --
 Initial public
  offering..............     --       --    1,897,500    19     9,432       --          --           9,451
 Restricted Stock
  vested................     --       --          --    --      8,511       --          --           8,511
 Accrued preferred stock
  dividends cancelled...     --       --          --    --        --        395         --             395
                          ------  -------  ----------  ----   -------   -------       -----       --------
BALANCE, January 31,
 1998...................     --       --   14,298,125   143    37,802    34,744         (37)        72,652
 Net income.............     --       --          --    --        --     18,177         --          18,177
 Other comprehensive
  income-
 Foreign currency
  translation
  adjustment............     --       --          --    --        --        --           (5)            (5)
                                                                                                  --------
 Comprehensive income...                                                                            18,172
                                                                                                  --------
 Repurchase of CVS
  Warrant...............     --       --          --    --        --     (9,990)        --          (9,990)
 Stock options
  exercised.............     --       --       57,660     1       310       --          --             311
 Exercise of redeemable
  warrants..............     --       --    1,894,350    19    17,013       --          --          17,032
                          ------  -------  ----------  ----   -------   -------       -----       --------
BALANCE, January 30,
 1999...................     --       --   16,250,135   163    55,125    42,931         (42)        98,177
 Net income.............     --       --          --    --        --     30,651         --          30,651
 Other comprehensive
  income-
 Foreign currency
  translation
  adjustment............     --       --          --    --        --        --           16             16
                                                                                                  --------
 Comprehensive income...                                                                            30,667
                                                                                                  --------
 Stock options
  exercised.............     --       --      160,062     1     1,081       --          --           1,082
 Exercise of underwriter
  warrants..............     --       --      165,000     2     1,187       --          --           1,189
 Shares issued under the
  Company's employee
  stock purchase plan...     --       --       10,037   --         92       --          --              92
                          ------  -------  ----------  ----   -------   -------       -----       --------
BALANCE, January 29,
 2000...................     --   $   --   16,585,234  $166   $57,485   $73,582       $ (26)      $131,207
                          ======  =======  ==========  ====   =======   =======       =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                         YEARS ENDED
                                             -----------------------------------
                                             JANUARY 29, JANUARY 30, JANUARY 31,
                                                2000        1999        1998
                                             ----------- ----------- -----------
OPERATING ACTIVITIES:
 Net income................................   $ 30,651    $ 18,177    $ 10,838
 Adjustments to reconcile net income to net
  cash provided by operating activities-
  Extraordinary (gain) loss on early
   extinguishment of debt..................        958         --       (3,763)
  Cumulative effect of change in accounting
   principle...............................      1,449         --          --
  Depreciation and amortization............      6,876       4,454       2,277
  Amortization of deferred financing
   costs...................................        724       1,111         870
  Restricted stock compensation expense....        --          --        8,511
  Loss on disposal of assets...............      3,050       1,601         106
  Deferred income taxes....................     (4,951)        483       3,081
  Changes in operating assets and
   liabilities, net of assets and
   liabilities acquired:
   Accounts receivable, net................     (3,794)        685      (2,159)
   Inventories, net........................      7,776      (3,960)    (12,992)
   Prepaid expenses........................     (2,344)       (996)        267
   Accounts payable and accrued expenses...      9,442      (1,849)      7,224
   Income taxes payable and other
    liabilities............................     14,646       1,225       1,836
                                              --------    --------    --------
    Net cash provided by operating
     activities............................     64,483      20,931      16,096
                                              --------    --------    --------
INVESTING ACTIVITIES:
 Additions to property, equipment and other
  noncurrent assets........................    (23,214)    (15,976)    (10,519)
 Acquisitions, net of cash acquired........        --       (5,194)        --
                                              --------    --------    --------
    Net cash used in investing activities..    (23,214)    (21,170)    (10,519)
                                              --------    --------    --------
FINANCING ACTIVITIES:
 Proceeds from sale of common stock and
  exercise of warrants.....................      2,164      17,192       9,452
 Proceeds from issuance of long-term debt..        --          --       71,972
 Repayment of long-term debt...............    (26,110)     (5,000)    (55,039)
 Repurchase of CVS Warrant.................        --       (9,990)        --
 Other.....................................       (632)         (4)         (8)
                                              --------    --------    --------
    Net cash provided by (used in)
     financing activities..................    (24,578)      2,198      26,377
                                              --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..     16,691       1,959      31,954
CASH AND CASH EQUIVALENTS, beginning of
 year......................................    108,235     106,276      74,322
                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year.....   $124,926    $108,235    $106,276
                                              ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for-
  Interest.................................   $  8,126    $  9,626    $  8,032
                                              ========    ========    ========
  Income taxes.............................   $ 12,282    $ 11,220    $  8,400
                                              ========    ========    ========
 Noncash investing and financing
  activities-
  Liabilities assumed for acquisition of
   business................................   $    --     $    203    $    --
                                              ========    ========    ========
  Accrued preferred stock dividends........   $    --     $    --     $   (395)
                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF ORGANIZATION AND ACQUISITION:

   Wilsons The Leather Experts Inc. (Wilsons Leather), a Minnesota corporation, was formed to acquire 100% of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies prior to the Management Buyout) in a management-led buyout (the Management Buyout) from CVS New York, Inc. (CVS) (formerly Melville Corporation, the parent company to the Predecessor Companies), a New York corporation. Wilsons Leather and Wilsons Center, Inc. are collectively referred to as the Company. In May 1996, pursuant to a sale agreement dated May 24, 1996, between Wilsons Leather and CVS, Wilsons Leather acquired the common stock for (i) $2.0 million, (ii) a 10% senior secured subordinated note due December 31, 2000 in the principal amount of $55.8 million, (iii) a warrant to purchase 2,025,000 shares of common stock, (iv) a warrant to purchase 1,620,000 shares of common stock (reduced by terms of the Restricted Stock Agreement--see Note 8),
(v) 6,480,000 shares of common stock, and (vi) 7,405 shares of preferred stock (Series A Preferred). As part of the Management Buyout, the Leather Investors Limited Partnerships I and II (LILP) in turn purchased from CVS the 6,480,000 shares of common stock and the 7,405 shares of Series A Preferred for $10.0 million.

   On May 27, 1997, the 7,405 shares of Series A Preferred were exchanged for 925,625 shares of Wilsons Leather's common stock. On August 18, 1997, the warrant for 1,620,000 shares of common stock was canceled with the vesting of the remaining Restricted Stock (see Note 8).

   The Company is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. The Company operates 529 retail stores located in 44 states, Canada and England, including 444 mall stores, 55 outlet stores and 30 airport locations. The Company supplemented permanent mall stores with 249 holiday stores during its peak selling season from October through December.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation

   The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

 Year-End

   Wilsons Leather's fiscal year ends on the Saturday closest to January 31. The periods ended January 29, 2000, January 30, 1999 and January 31, 1998 are referred to herein as fiscal years 1999, 1998 and 1997, respectively.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets, such as accounts receivable and inventory, and the adequacy of certain accrued liabilities. Ultimate results could differ from those estimates.

 Cash and Cash Equivalents

   Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist primarily of

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES commercial paper and money market funds. Interest income of $3.8 million, $3.1 million and $2.6 million for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively, are included in interest expense, net.

 Fair Values of Financial Instruments

   The carrying value of the Company's current financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of the Company's long-term debt issued in August 1997 approximated fair value as of January 29, 2000.

 Inventories

   Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. The difference in inventories between the LIFO and the first-in, first-out method was not material as of January 29, 2000 and January 30, 1999.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization of property, equipment and leasehold improvements is computed on a straight-line basis, generally over the estimated useful lives of the assets ranging from 5 to 40 years. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced. When changes in circumstances warrant, impairment losses for store fixed assets are calculated by the Company by comparing projected cash flows over the lease terms to the asset carrying values.

 Debt Issuance Costs

   Debt issuance costs are amortized over the terms of the related financing using the straight-line method and are included in other assets in the accompanying consolidated balance sheets.

 Goodwill

   The excess of acquisition cost over the fair value of net tangible and intangible assets acquired is included in other assets in the accompanying consolidated balance sheets and is amortized on a straight-line basis over 15 years.

 Store Opening and Closing Costs

   New store opening costs are charged to expense as incurred. In the event a store is planned to close before its lease has expired, the total lease obligation less sublease income is provided for in the period the decision to close the store is made.

 Advertising Costs

   Advertising costs are charged to operations in the year incurred.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

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

 Earnings Per Common Share

   Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table (in thousands, except per share amounts) reconciles the number of shares utilized in the earnings per share calculations:

                                                        YEARS ENDED
                                            -----------------------------------
                                            JANUARY 29, JANUARY 30, JANUARY 31,
                                               2000        1999        1998
                                            ----------- ----------- -----------
     Net income...........................    $30,651     $18,177     $10,838
                                              =======     =======     =======
     Weighted average common shares
      outstanding.........................     16,408      15,536      13,366
     Effect of options granted............        656         559         326
     Effect of warrants...................        --          286       1,905
                                              -------     -------     -------
     Weighted average common shares
      outstanding--assuming dilution......     17,064      16,381      15,596
                                              =======     =======     =======
     Basic net income per common share....    $  1.87     $  1.17     $  0.81
                                              =======     =======     =======
     Diluted net income per common share..    $  1.80     $  1.11     $  0.69
                                              =======     =======     =======

 Recently Issued Accounting Pronouncements

   Statement of Financial Accounting Statements (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

 Change in Accounting Method--Layaway Sales

   Effective January 31, 1999, the Company changed its method of accounting for layaway sales in accordance with recently released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB was released in December 1999. Historically, the Company has recognized revenue from layaway sales in full upon the initial customer down payment. Under the new accounting method adopted retroactive to January 31, 1999, the Company now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer. The Company recorded an after-tax charge of $1.4 million as the cumulative effect of this change in accounting. The effect of the change for the year ended January 29, 2000 was to decrease income before extraordinary item and cumulative effect of change in accounting principle by $0.3 million ($0.01 per diluted common share) and net income by $1.7 million ($0.10 per diluted common share).

   The pro forma effect assuming the retroactive application of the change in recording layaway sales is as follows (in thousands, except per share amounts):

                                  1999             1998             1997
                            ---------------- ---------------- ----------------
                               AS      PRO      AS      PRO      AS      PRO
                            REPORTED  FORMA  REPORTED  FORMA  REPORTED  FORMA
                            -------- ------- -------- ------- -------- -------
   Income before
    extraordinary item..... $33,058  $33,058 $18,177  $18,268 $ 7,075  $ 7,154
     Income per common
      share--basic.........    2.02     2.02    1.17     1.18    0.53     0.54
     Income per common
      share--diluted.......    1.94     1.94    1.11     1.12    0.45     0.46
   Net income..............  30,651   32,100  18,177   18,268  10,838   10,917
     Net income per common
      share--basic.........    1.87     1.96    1.17     1.18    0.81     0.82
     Net income per common
      share--diluted.......    1.80     1.88    1.11     1.12    0.69     0.70

   The effect of the change on the first, second and third quarters of 1999 is as follows (in thousands, except per share amounts):

                                               THREE MONTHS ENDED
                             -------------------------------------------------------
                                MAY 1, 1999       JULY 31, 1999    OCTOBER 30, 1999
                             ----------------- ------------------- -----------------
                                AS      PRO       AS        PRO       AS      PRO
                             REPORTED  FORMA   REPORTED    FORMA   REPORTED  FORMA
                             -------- -------- --------- --------- -------- --------
   Income (loss) before
    extraordinary item.....  $(2,997) $(2,729) $(12,081) $(13,995)  $ 260   $(2,016)
     Income (loss) per
      common share--basic..    (0.18)   (0.17)    (0.74)    (0.86)   0.02     (0.12)
     Income (loss) per
      common share--
      diluted..............    (0.18)   (0.17)    (0.74)    (0.86)   0.02     (0.12)
   Net income (loss).......   (2,997)  (4,178)  (12,920)  (14,834)    141    (2,135)
     Net income (loss) per
      common share--basic..    (0.18)   (0.26)    (0.79)    (0.91)   0.01     (0.13)
     Net income (loss) per
      common share--
      diluted..............    (0.18)   (0.26)    (0.79)    (0.91)   0.01     (0.13)

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

3. ACCOUNTS RECEIVABLE:

   Accounts receivable consisted of the following (in thousands):

                                                         JANUARY 29, JANUARY 30,
                                                            2000        1999
                                                         ----------- -----------
      Trade receivables.................................   $ 5,311     $ 3,232
      Other receivables.................................     3,359       1,643
      Layaway receivables...............................       --        4,675
                                                           -------     -------
          Total.........................................     8,670       9,550
      Less-
        Allowance for doubtful accounts.................    (1,123)     (1,121)
        Layaway return reserves.........................       --       (2,104)
                                                           -------     -------
          Total.........................................   $ 7,547     $ 6,325
                                                           =======     =======

4. PROPERTY AND EQUIPMENT:

   Property and equipment consisted of the following (in thousands):

                                    JANUARY 29, JANUARY 30,
                                       2000        1999
                                    ----------- -----------
      Land........................    $ 1,340     $ 1,340
      Buildings and improvements..        858         914
      Equipment and furniture.....     46,412      31,253
      Leasehold improvements......     13,805       9,935
                                      -------     -------
          Total...................     62,415      43,442
      Less--Accumulated
       depreciation and
       amortization...............    (12,828)     (7,247)
                                      -------     -------
          Total...................    $49,587     $36,195
                                      =======     =======

5. ACCRUED EXPENSES:

   Accrued expenses consisted of the following (in thousands):

                                                         JANUARY 29, JANUARY 30,
                                                            2000        1999
                                                         ----------- -----------
      Payroll and related...............................   $11,767     $ 8,540
      Benefits..........................................     6,014       3,537
      Taxes other than income taxes.....................     5,602       5,169
      Rent..............................................     4,028       3,118
      Interest..........................................     2,301       3,948
      Other.............................................    18,010      14,686
                                                           -------     -------
                                                           $47,722     $38,998
                                                           =======     =======

6.LONG-TERM DEBT:

   On August 18, 1997, the Company completed an offering of $75.0 million of 11 1/4% senior notes due August 15, 2004 (the Senior Notes). Interest on the Senior Notes is payable semiannually in arrears on

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

February 15 and August 15 of each year. As of January 29, 2000, the Company had reduced the outstanding balance to $43.9 million by purchasing, at various times, approximately $31.1 million of its Senior Notes. For the year ended January 29, 2000, the Company purchased $26.1 million of Senior Notes. As a result of repurchasing $26.1 million of the Senior Notes in 1999, the Company realized an extraordinary loss on the early extinguishment of debt of approximately $1.0 million, net of tax.

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

   As part of the Management Buyout, the Company issued a $55.8 million senior secured subordinated note (the Note) to CVS. Interest was accrued annually at 10% on $55.0 million of the Note and was payable on the maturity date of the Note at December 31, 2000. The remaining $0.8 million of the Note was noninterest-bearing and was payable on the Note's maturity date. The Note was collateralized by substantially all assets of the Company and was subordinate to borrowings under the revolving credit agreement. The Note was repurchased by the Company on August 18, 1997. As a result of the completion of the repurchase of the Note, the Company realized an extraordinary gain on the early extinguishment of debt of approximately $3.8 million, net of tax, in the third quarter of fiscal year 1997.

   The Company obtained a $125.0 million revolving credit agreement (the Revolver) with certain banks which extends through May 2002 and includes an $85.0 million letter-of-credit subfacility. The Revolver is collateralized by the Company's inventory. Interest on cash borrowings under the Revolver is at LIBOR plus 1.25%, the commercial paper rate plus 1.25%, or prime. The interest rate is dependent upon the Company's financial results. The Company pays monthly fees on the unused portion of the Revolver and on the average daily amount of letters of credit outstanding during each month. As of January 29, 2000 and January 30, 1999, there were no cash borrowings under the Revolver, and there was $20.2 million and $10.3 million in letters of credit outstanding, respectively.

   The Revolver contains covenants which, among other things, restrict the ability of the Company to, above certain thresholds, incur indebtedness; to make capital expenditures, acquisitions, investments, stock redemptions and dispositions of assets; and to pay dividends. The Revolver also requires the Company to maintain certain financial covenants. At January 29, 2000, the Company was in compliance with all covenants of the Senior Notes and the Revolver.

   The Company entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union), whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (11.03% at January 29, 2000). The agreement terminates on August 15, 2001. The transaction did not have a material effect on the Company's financial position or results of operations.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

7.INCOME TAXES:

   The income tax provision is comprised of the following (in thousands):

                                                         YEARS ENDED
                                             -----------------------------------
                                             JANUARY 29, JANUARY 30, JANUARY 31,
                                                2000        1999        1998
                                             ----------- ----------- -----------
      Current:
        Federal.............................   $23,896     $10,084     $ 6,912
        State...............................     2,729       1,152         790
      Deferred..............................    (4,951)        483       3,081
                                               -------     -------     -------
          Total.............................   $21,674     $11,719     $10,783
                                               =======     =======     =======

   Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

                                                       YEARS ENDED
                                           -----------------------------------
                                           JANUARY 29, JANUARY 30, JANUARY 31,
                                              2000        1999        1998
                                           ----------- ----------- -----------
      U.S. federal statutory income tax
       rate...............................    35.0%       35.0%       35.0%
      Restricted stock compensation
       expense............................     --          --         18.6
      State income taxes, net of federal
       tax effect.........................     4.0         4.0         4.0
      Other, net..........................     0.6         0.2         2.8
                                              ----        ----        ----
          Effective tax rate..............    39.6%       39.2%       60.4%
                                              ====        ====        ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax asset and liability were as follows (in thousands):

                                                         JANUARY 29, JANUARY 30,
                                                            2000        1999
                                                         ----------- -----------
      Deferred tax asset:
        Accrued liabilities.............................   $5,342      $ 4,299
        Net operating loss carryforwards................    1,101        1,651
        Intangibles.....................................      569           --
        Allowances......................................      438           --
        Other...........................................      387          478
                                                           ------      -------
          Total.........................................    7,837        6,428
                                                           ------      -------
      Deferred tax liability:
        Inventories.....................................    5,655        8,596
        Property and equipment..........................    2,680        3,114
        Layaway and sales return reserve................       --          105
        Other...........................................      184          246
                                                           ------      -------
          Total.........................................    8,519       12,061
                                                           ------      -------
          Net deferred tax liability....................   $  682      $ 5,633
                                                           ======      =======

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

8.CAPITAL STOCK:

 Common Stock and Initial Public Offering

   On May 27, 1997, the Company completed an initial public offering of 1,650,000 units at $6.00 per unit. In addition, the underwriter exercised its overallotment option to purchase 247,500 units. Each unit consisted of one share of common stock and one redeemable warrant to purchase one share of common stock for $9.00 per share. Each redeemable warrant entitled the holder to purchase, at any time until May 27, 2000, one share of common stock at an exercise price of $9.00. The redeemable warrants were subject to redemption by the Company for $.01 per warrant at any time on 30 days written notice, provided that the closing bid price of the common stock exceeds $9.67 per share for any ten consecutive trading days prior to such notice. The Company received net proceeds of approximately $9.5 million after payment of the related underwriting discount and offering costs. The proceeds from this proposed public offering were used to reduce seasonal borrowings under the Revolver and to fund working capital and capital expenditures.

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

   In conjunction with the Management Buyout, certain members of management of the Company purchased 1,620,000 shares of common stock with restrictions (the Restricted Stock) at $.40 per share under a restricted stock agreement (the Restricted Stock Agreement). The Restricted Stock vested over a five-year performance period based on the Company achieving certain performance targets, the paydown of the Note or the occurrence of other defined events, pursuant to the Restricted Stock Agreement. As of February 1, 1997, the Company had recorded $1,485,000 in compensation expense based on the number of shares (297,027) earned pursuant to the Restricted Stock Agreement.

   Upon the repurchase of the Note on August 18, 1997, the remaining 1,322,973 shares of Restricted Stock vested. The Company recorded a noncash compensation charge in the year ended January 31, 1998 of $8.5 million related to such shares, which is equal to the difference between the fair market value of the Restricted Stock on the date the shares vested, which was $6.83 per share, and the original purchase price of the Restricted Stock, which was $.40 per share.

 Series A Preferred Exchange

   On May 27, 1997, the holders of the 7,405 shares of Series A Preferred exchanged their entire holdings of such shares for 925,625 shares of common stock at an exchange rate of $8.00 per share. In connection with such exchange, the holders of the Series A Preferred waived their rights to receive any accrued dividends in respect of such Series A Preferred.

 Other Warrants

   As part of the Management Buyout, the Company issued to CVS a warrant to purchase 2,025,000 shares of common stock at an exercise price of $.40 per share (the CVS Warrant). The CVS Warrant was immediately exercisable and was to remain exercisable until the tenth anniversary of the date of grant. On March 27, 1998, the Company repurchased the CVS Warrant for $10.0 million in cash and simultaneously canceled the CVS Warrant.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

   The Company also issued to CVS a warrant to purchase 1,620,000 shares of common stock at an exercise price of $.40 per share (the Manager Warrant). The Manager Warrant lapsed upon the repurchase of the Note on August 18, 1997.

 Redeemable Warrant Redemption

   On June 16, 1998, the Company completed the redemption of its outstanding redeemable common stock purchase warrants that were issued in the Company's initial public offering. The net proceeds received by the Company from warrant exercises prompted by such redemption, after deducting costs and expenses, were approximately $17.0 million.

   During 1999, the underwriters of the Company's initial public offering exercised the outstanding underwriter warrants that were issued to them in connection with the offering. The net proceeds received by the Company from the warrant exercises were approximately $1.2 million.

9.STOCK OPTIONS:

   The Company has adopted the 1996 and 1998 Stock Option Plans, pursuant to which options to acquire an aggregate of 2,250,000 shares of the Company's common stock may be granted.

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

   A summary of the status of the Company's two stock option plans at year-end, with the changes during the years ended, is presented in the table below:

                                               YEARS ENDED
                         -----------------------------------------------------------
                          JANUARY 29, 2000    JANUARY 30, 1999    JANUARY 31, 1998
                         ------------------- ------------------- -------------------
                                    WEIGHTED            WEIGHTED            WEIGHTED
                                    AVERAGE             AVERAGE             AVERAGE
                                    EXERCISE            EXERCISE            EXERCISE
                          SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                         ---------  -------- ---------  -------- ---------  --------
Outstanding, beginning
 of year................ 1,840,619   $ 5.94  1,694,152   $5.46     274,050   $2.96
  Granted...............   323,249    10.78    328,648    7.93   1,468,432    5.85
  Exercised.............  (160,062)    4.76    (57,660)   3.01         --      --
  Forfeited.............  (155,360)    6.32   (124,521)   6.03     (48,330)   2.96
                         ---------   ------  ---------   -----   ---------   -----
Outstanding, end of
 year................... 1,848,446   $ 6.86  1,840,619   $5.94   1,694,152   $5.46
                         =========   ======  =========   =====   =========   =====
Exercisable, end of
 year...................   946,378   $ 5.77    549,970   $5.38      79,740   $2.96
                         =========   ======  =========   =====   =========   =====
Weighted average fair
 value of options
 granted................     $2.48               $1.91               $2.41

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

   The Company accounts for the stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                        YEARS ENDED
                                            -----------------------------------
                                            JANUARY 29, JANUARY 30, JANUARY 31,
                                               2000        1999        1998
                                            ----------- ----------- -----------
      Net income:
        As reported........................   $30,651     $18,177     $10,838
        Pro forma..........................    30,026      17,628      10,638
      Diluted net income per common share:
        As reported........................   $  1.80     $  1.11     $  0.69
        Pro forma..........................      1.76        1.08        0.68

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended January 29, 2000, January 30, 1999 and January 31, 1998: weighted average risk-free interest rates of 6.1%, 4.9% and 5.1%, respectively; no expected dividend yields; expected lives of six years, three years and three years, respectively; and expected volatility of 39.8%, 45.6% and 32.1%, respectively.

10. EMPLOYEE BENEFIT PLANS:

 401(k) Profit Sharing Plan

   The Company has a defined contribution 401(k) profit sharing plan for eligible employees which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax-deferred contributions of up to 15% of their eligible compensation (10% for those employees whose compensation in the previous year exceeded $80,000). For employees who have worked less than three years, the Company matches 25% of contributions, up to a maximum of 4% of the employee's eligible compensation. For employees who have worked more than three years, the Company matches 50% of contributions, up to a maximum of 4% of the employee's eligible compensation. The Company may also, at its discretion, make a profit sharing contribution to the 401(k) plan for each plan year. The Company's contributions vest after five years of service, at age 65 regardless of service or upon the death of the employee.

   The Company's contributions to the 401(k) profit sharing plan were $3.8 million, $1.8 million and $1.5 million for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

 Employee Stock Purchase Plan

   During 1999, the Company adopted an employee stock purchase plan which is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 375,000 shares of common stock to be distributed under this plan. As of January 29, 2000, 10,037 shares had been issued under the plan.

11. COMMITMENTS AND CONTINGENCIES:

 Leases

   The Company has noncancelable operating leases, primarily for retail stores, which expire through 2009. A limited number of the leases contain renewal options for periods ranging from six months to five years. These

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals, based on sales. Net rental expense for all operating leases was as follows (in thousands):

                                                         YEARS ENDED
                                             -----------------------------------
                                             JANUARY 29, JANUARY 30, JANUARY 31,
                                                2000        1999        1998
                                             ----------- ----------- -----------
      Minimum rentals.......................   $42,399     $39,363     $37,326
      Contingent rentals....................     4,390       3,077       3,058
                                               -------     -------     -------
                                                46,789      42,440      40,384
      Less--Sublease rentals................      (317)       (543)       (588)
                                               -------     -------     -------
        Total...............................   $46,472     $41,897     $39,796
                                               =======     =======     =======

   As of January 29, 2000, the future rental payments due under operating leases and future minimum sublease rental income, excluding lease obligations for closed stores, were as follows (in thousands):

      Fiscal years ending:
        2001........................................................... $ 35,463
        2002...........................................................   31,146
        2003...........................................................   27,662
        2004...........................................................   22,422
        2005...........................................................   17,663
      Thereafter.......................................................   48,792
                                                                        --------
          Total........................................................ $183,148
                                                                        ========

   As of January 29, 2000, approximately 250 of the Company's 528 leases continue to be guaranteed by CVS. Any leases entered into subsequent to the Management Buyout will no longer be guaranteed by CVS.

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

 Guarantees

   As of January 29, 2000 and January 30, 1999, the Company had outstanding letters of credit of approximately $20.2 million and $10.3 million, respectively (see Note 6), which were primarily used to guarantee foreign purchase orders.

12. RELATED-PARTY TRANSACTIONS:

   The Company regularly conducts business with G-III, of which a director of Wilsons Leather is the chief executive officer. Purchases from G-III totaled $5.9 million, $9.4 million and $7.5 million for the years ended

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

January 29, 2000, January 30, 1999 and January 31, 1998, respectively. The Company believes that transactions with G-III are on terms no less favorable to the Company than those obtainable in arm's-length transactions with unaffiliated third parties.

13. SUBSEQUENT EVENTS:

   On February 15, 2000, the Board of Directors declared a three-for-two stock split. The stock split becomes effective March 15, 2000 to shareholders of record on February 29, 2000. The common stock share and per share information in the accompanying consolidated financial statements and notes, for all periods presented, reflect the effect of the stock split.

   Subsequent to January 29, 2000, the Company repurchased an additional $13.3 million of its 11 1/4% Senior Notes due August 15, 2004. The Company incurred an extraordinary charge, net of tax, of approximately $0.6 million for the early retirement of debt in the first quarter of fiscal year 2000.

                                  SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON APRIL 10, 2000:

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

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON APRIL 10, 2000 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED:


          /s/ Joel N. Waller           Director
______________________________________
            JOEL N. WALLER

         /s/ David L. Rogers           Director
______________________________________
           DAVID L. ROGERS

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

         /s/ Thomas J. Brosig          Director
______________________________________
           THOMAS J. BROSIG

        /s/ Gary L. Crittenden         Director
______________________________________
          GARY L. CRITTENDEN

         /s/ Morris Goldfarb           Director
______________________________________
           MORRIS GOLDFARB

       /s/ Marvin W. Goldstein         Director
______________________________________
         MARVIN W. GOLDSTEIN


                                  Exhibit Index


Exhibit
No.                          Description                                         Method of Filing
---                          -----------                                         ----------------
2.1    Sale Agreement dated as of May 24, 1996 by and among CVS New York,
       Inc., Wilsons Center, Inc. and Wilsons The Leather Experts Inc. (1)..  Incorporated by Reference

3.1    Amended and Restated Articles of Incorporation of Wilsons The Leather
       Experts Inc. adopted June 16, 1998 as amended by the Articles of
       Amendment dated February 17, 2000....................................  Electronic Transmission

3.2    Restated Bylaws of Wilsons The Leather Experts Inc. as amended
       June 16, 1998 and January 25, 2000...................................  Electronic Transmission

4.1    Specimen of common stock certificate. (2)............................  Incorporated by Reference

4.2    Indenture dated as of August 18, 1997, by and among Wilsons The
       Leather Experts Inc., the other corporations listed on the signature pages thereof, and Norwest Bank Minnesota, National Association, including specimen Certificate of 11 1/4% Series A Senior Notes due
       2004 and specimen Certificate of 11 1/4% Series B Senior Notes due
       2004. (3)............................................................  Incorporated by Reference

4.3    Purchase Agreement dated as of August 14, 1997, by and among Wilsons
       The Leather Experts Inc., the Subsidiary Guarantors party thereto and BancAmerica Securities, Inc. (4).................................  Incorporated by Reference

4.4    Registration Rights Agreement dated as of May 25, 1996, by and among
       CVS New York, Inc., Wilsons The Leather Experts Inc., the Managers
       listed on the signature pages thereto, Leather Investors Limited
       Partnership I and the Partners listed on the signature pages thereto. (5).........................................................  Incorporated by Reference



Exhibit
No.                          Description                                         Method of Filing
---                          -----------                                         ----------------
4.5    Amendment to Registration Rights Agreement dated as of August 12,
       1999 by and among Wilsons The Leather Experts Inc. and the
       Shareholders listed on the attachments thereto. .....................  Electronic Transmission

10.1   Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather
       Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River
       Hills Wilsons, Inc. in favor of General Electric Capital
       Corporation. (6).....................................................  Incorporated by Reference

10.2   Wilsons The Leather Experts Inc. Amended Executive and Key
       Management Incentive Plan. (7).......................................  Incorporated by Reference

10.3   Wilsons The Leather Experts Inc. 401(k) Plan. (1)....................  Incorporated by Reference

10.4   Employment Agreement dated as of May 25, 1996 between Wilsons The
       Leather Experts Inc. and Joel N. Waller. (1).........................  Incorporated by Reference

10.5   Employment Agreement dated as of May 25, 1996 between Wilsons The
       Leather Experts Inc. and David L. Rogers. (1)........................  Incorporated by Reference

10.6   Amended and Restated Credit Agreement dated as of May 24, 1999 among
       Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital
       Corporation, as Agent, Lender and Swing Line Lender (the "Credit
       Agreement"). (8).....................................................  Incorporated by Reference

10.7   Security Agreement dated as of May 25, 1996 by Wilsons Leather
       Holdings Inc. and other grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders. (1)...................................  Incorporated by Reference

10.8   Supplemental Security Agreement dated as of May 24, 1999, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital
       Corporation, in its capacity as Agent for Lendors. (9)...............  Incorporated by Reference



Exhibit
No.                          Description                                         Method of Filing
---                          -----------                                         ----------------
10.9   Store Guarantors' Guaranty dated as of May 25, 1996, by Bermans The
       Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery
       West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation. (10)...............  Incorporated by Reference

10.10  Wilsons The Leather Experts Inc. Amended 1996 Stock Option
       Plan. (2)............................................................  Incorporated by Reference

10.11  Joinder Agreement dated as of May 24, 1999, by and between the Store
       Guarantors that are signatories thereto and General Electric Capital
       Corporation. (11)....................................................  Incorporated by Reference

10.12  Pledge Agreement dated as of May 24, 1999, by and between Wilsons
       Leather of Delaware, Inc. and General Electric Capital Corporation,
       individually and as Agent for the Lenders signatory to the Credit
       Agreement. (12)......................................................  Incorporated by Reference

10.13  Pledge Agreement dated as of May 24, 1999, between Wilsons
       International, Inc. and General Electric Capital Corporation,
       individually and as Agent for the Lenders signatory to the Credit
       Agreement. (13)......................................................  Incorporated by Reference

10.14  Pledge Agreement, dated as of May 25, 1996, between Wilsons The
       Leather Experts Inc. and General Electric Capital Corporation,
       individually and as agent for the lenders signatory to the Credit
       Agreement. (14)......................................................  Incorporated by Reference

10.15  Pledge Agreement, dated as of May 25, 1996, between Wilsons Center,
       Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (15)........  Incorporated by Reference

10.16  Pledge Agreement, dated as of May 25, 1996, between Rosedale
       Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (16).  Incorporated by Reference

10.17  Pledge Agreement, dated as of May 25, 1996, between River Hills
       Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (17).  Incorporated by Reference



Exhibit
No.                          Description                                         Method of Filing
---                          -----------                                         ----------------
10.18  Reaffirmation of Guaranty dated as of May 24, 1999, by Wilsons The
       Leather Experts Inc., Wilsons Center Inc., Rosedale Wilsons, Inc.,
       River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital
       Corporation. (18)....................................................  Incorporated by Reference

10.19  Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital
       Corporation. (19)....................................................  Incorporated by Reference

10.20  Joinder Agreement dated as of July 31, 1997, by and between Wilsons
       International Inc. and General Electric Capital Corporation. (20)....  Incorporated by Reference

10.21  Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The
       Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc.
       and River Hills Wilsons, Inc., in favor of General Electric Capital
       Corporation. (21)....................................................  Incorporated by Reference

10.22  Wilsons The Leather Experts Inc. 1998 Stock Option Plan. (22)........  Incorporated by Reference

10.23  First Amendment to the Amended and Restated Credit Agreement dated as of September 24, 1999. (23).......................................  Incorporated by Reference

10.24  Reaffirmation of Guaranty dated September 24, 1999 by Wilsons The
       Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc.
       and River Hills Wilsons, Inc. (24)...................................  Incorporated by Reference

10.25  Unqualified Release Agreement dated March 3, 1999. (25)..............  Incorporated by Reference

10.26  Second Amendment to the Amended and Restated Credit Agreement dated as of February 29, 2000..............................................  Electronic Transmission

10.27  First Amendment to Employment Agreement dated as of April 3, 2000 between Wilsons The Leather Experts Inc. and Joel N. Waller..........  Electronic Transmission

10.28  First Amendment to Employment Agreement as of March 23, 2000
       between Wilsons The Leather Experts Inc. and David L. Rogers.........  Electronic Transmission

11.1   Computation of per share income......................................  Electronic Transmission

21.1   Subsidiaries of Wilsons The Leather Experts Inc......................  Electronic Transmission



Exhibit
No.                          Description                                         Method of Filing
---                          -----------                                         ----------------
23.1   Consent of Arthur Andersen LLP.......................................  Electronic Transmission

27.1   Financial Data Schedule..............................................  Electronic Transmission


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

(5) Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(6) Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(7) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the Commission.

(8) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.

(9) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.

(10) Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 1O-Q for the quarter ended August 2, 1997 filed with the Commission.

(11) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.

(12) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.

(13) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.

(14) Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(15) Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(16) Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(17) Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(18) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.

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

(22) Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Commission.

(23) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended October 30, 1999 filed with the Commission.

(24) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended October 30, 1999 filed with the Commission.

(25) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.