Form 10-Q
period 2000-04-29
WILSONS THE LEATHER EXPERTS INC
filed 2000-06-13
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2000

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

                                 (763) 391-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 6, 2000, there were 16,712,541 shares of common stock, $0.01 par value per share, outstanding.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of April 29, 2000,
           January 29, 2000 and May 1, 1999                                 3

           Consolidated Statements of Operations for the
           three months ended April 29, 2000 and May 1, 1999                4

           Consolidated Statements of Cash Flows for the
           three months ended April 29, 2000 and May 1, 1999                5

           Notes to Consolidated Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

  Item 3.  Quanitative and Qualitative Disclosures About Market Risk       11


PART II - OTHER INFORMATION

  Item 2.  Changes in Securities                                           13

  Item 6.  Exhibits and Reports on Form 8-K                                13

  Signature                                                                14

  Index to Exhibits                                                        15

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   APRIL 29,   JANUARY 29,    MAY 1,
                                                                     2000        2000 *        1999
                                                                  -----------  -----------  ----------
                                                                  (Unaudited)               (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                                      $  71,647    $ 124,926    $  92,789
    Accounts receivable, net                                           5,642        7,547        2,603
    Inventories                                                       84,897       79,221       72,322
    Prepaid expenses                                                   6,995        8,477        6,372
    Deferred income taxes                                                663          663         --
                                                                   ---------    ---------    ---------
        Total current assets                                         169,844      220,834      174,086

Property and equipment, net                                           54,970       49,587       37,275
Other assets, net                                                      1,672        2,133        3,222
                                                                   ---------    ---------    ---------
        Total assets                                               $ 226,486    $ 272,554    $ 214,583
                                                                   =========    =========    =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $  12,058    $  10,912    $   8,575
    Accrued expenses                                                  30,526       47,722       27,171
    Income taxes payable                                              18,934       35,345       11,763
    Deferred income taxes                                               --           --          4,247
                                                                   ---------    ---------    ---------
        Total current liabilities                                     61,518       93,979       51,756

Long-term debt                                                        30,590       43,890       65,450
Other long-term liabilities                                            3,504        3,478        3,216
                                                                   ---------    ---------    ---------
        Total liabilities                                             95,612      141,347      120,422
                                                                   ---------    ---------    ---------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 150,000,000 shares authorized,
      16,701,540, 16,585,234 and 16,267,487 shares issued and
      outstanding on April 29, 2000, January 29, 2000 and
      May 1, 1999, respectively                                          167          166          162
    Additional paid-in capital                                        58,528       57,485       55,276
    Retained earnings                                                 72,205       73,582       38,754
    Cumulative translation adjustment                                    (26)         (26)         (31)
                                                                   ---------    ---------    ---------
        Total shareholders' equity                                   130,874      131,207       94,161
                                                                   ---------    ---------    ---------
        Total liabilities and shareholders' equity                 $ 226,486    $ 272,554    $ 214,583
                                                                   =========    =========    =========

                  The accompanying notes are an integral part of these consolidated financial statements.
          * - Derived from audited consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                        -----------------------
                                                         APRIL 29,      MAY 1,
                                                           2000          1999
                                                         ---------     --------
NET SALES                                                $ 90,308      $ 81,343

COSTS AND EXPENSES:
      Cost of goods sold, buying and occupancy costs       60,194        58,688
      Selling, general and administrative expenses         29,845        24,570
      Depreciation and amortization                         2,003         1,458
                                                         --------      --------
          Loss from operations                             (1,734)       (3,373)
Interest (income) expense, net                               (477)        1,069
                                                         --------      --------
          Loss before income taxes                         (1,257)       (4,442)
Income tax benefit                                           (503)       (1,713)
                                                         --------      --------
Loss before extraordinary item and cumulative
      effect of change in accounting principle               (754)       (2,729)
Extraordinary loss on early extinguishment
      of debt, net of tax of $410                            (623)         --
Cumulative effect of change in accounting
      principle, net of tax of $950 (Note 2)                 --          (1,449)
                                                         --------      --------
          Net loss                                       $ (1,377)     $ (4,178)
                                                         ========      ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
      Loss before extraordinary item and cumulative
          effect of change in accounting principle       $  (0.05)     $  (0.17)
      Extraordinary loss on early extinguishment
          of debt, net of tax                               (0.03)         --
      Cumulative effect of change in accounting
          principle, net of tax                              --           (0.09)
                                                         --------      --------
      Net loss per common share - basic and diluted      $  (0.08)     $  (0.26)
                                                         ========      ========

Weighted average common shares
    outstanding - basic and diluted                        16,669        16,253
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                  ------------------------
                                                                  APRIL 29,        MAY 1,
                                                                    2000            1999
                                                                  ---------      ---------
OPERATING ACTIVITIES:
    Net loss                                                      $  (1,377)     $  (4,178)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
        Extraordinary loss on early extinguishment of debt              623           --
        Cumulative effect of change in accounting principle            --            1,449
        Depreciation and amortization                                 2,003          1,458
        Amortization of deferred financing costs                        110            295
        (Gain)/loss on disposal of assets                               (72)           310
        Changes in operating assets and liabilities:
              Accounts receivable, net                                1,905          1,151
              Inventories                                            (5,676)        14,676
              Prepaid expenses                                        1,482           (239)
              Accounts payable and accrued expenses                 (15,977)       (13,081)
              Income taxes payable and other liabilities            (15,588)       (10,053)
                                                                  ---------      ---------

                        Net cash used in operating activities       (32,567)        (8,212)
                                                                  ---------      ---------

INVESTING ACTIVITIES:
      Additions to property and equipment                            (7,378)        (2,834)
                                                                  ---------      ---------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net                       657            150
      Repayment of long-term debt                                   (13,300)        (4,550)
      Premium paid on debt extinguishment                              (691)          --
                                                                  ---------      ---------

                        Net cash used in financing activities       (13,334)        (4,400)
                                                                  ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (53,279)       (15,446)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      124,926        108,235
                                                                  ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  71,647      $  92,789
                                                                  =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for-
          Interest                                                $   2,646      $   4,014
                                                                  =========      =========

          Income taxes                                            $  14,750      $   8,457
                                                                  =========      =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       NATURE OF ORGANIZATION

         Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), incorporated in Minnesota in 1996, is the leading specialty retailer of men's and women's leather outerwear, apparel and accessories in the United States. As of April 29, 2000, the Company operated 536 retail stores located in 44 states, Canada and England, including 444 mall stores, 63 outlet stores and 29 airport locations. The Company's mall stores offer a full range of its leather merchandise while the less seasonal outlet and airport stores offer more accessories. The Company, which regularly supplements its permanent mall stores with temporary holiday stores during its peak selling season from October through December, operated 249 holiday stores in 1999.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include all accounts of Wilsons Leather and its wholly owned subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

Change in Accounting Method - Layaway Sales

         Effective January 31, 1999, the Company changed its method of accounting for layaway sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB was released in December 1999. Historically, the Company recognized revenue from layaway sales in full upon the initial customer down payment. Under the new accounting method adopted retroactive to January 31, 1999, the Company now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer. The Company recorded an after-tax charge of $1.4 million for the cumulative effect of this change in accounting. The effect of the change for the three months ended May 1, 1999 was to decrease loss before extraordinary item and cumulative effect of change in accounting principle by $0.2 million ($0.02 per diluted common share).

3.       INVENTORIES

         Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. The difference in inventories between LIFO and the first-in, first-out method was not material as of April 29, 2000.

4.       EXTRAORDINARY LOSS

         The Company repurchased $13.3 million of its 11-1/4% Senior Notes, which are due 2004, during the current fiscal year. The Company has incurred an extraordinary loss, net of tax, of approximately $0.6 million for the early extinguishment of debt.

5.       NET LOSS PER SHARE

         Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                               Three Months              Three Months
                                                                  Ended                     Ended
                                                              April 29, 2000             May 1, 1999
                                                              --------------             ------------

     Net loss                                                     $(1,377)                 $(4,178)
                                                                  =======                  =======

     Weighted average common shares outstanding -
       basic                                                       16,669                   16,253
     Dilutive potential common shares                                 -                        -
                                                                  -------                  -------
     Weighted average common shares outstanding -
       basic and diluted                                           16,669                   16,253
                                                                  =======                  =======

     Basic and diluted net loss per common share                  $ (0.08)                 $(0.26)
                                                                  =======                  ======

6.       STOCK SPLIT

         Disclosure of share amounts and per share amounts in the consolidated financial statements and related footnotes have been adjusted to reflect the three-for-two stock split effected March 15, 2000.

7.       RECLASSIFICATION

         Certain reclassifications have been made to the consolidated financial statements of the prior year to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries (Wilsons Leather or the Company) should be read in conjunction with the Company's most recent audited financial statements and related notes included in its 1999 Annual Report on Form 10-K.

OVERVIEW

         Wilsons Leather(TM) is the leading specialty retailer of leather outerwear, apparel and accessories in the United States. As of April 29, 2000, the Company operated 536 retail stores in 44 states, Canada and England, including 444 mall stores, 63 outlet stores and 29 airport locations. The Company, which regularly supplements its permanent mall stores with temporary holiday stores during its peak selling season from October through December, operated 249 holiday stores during 1999. Over 90% of the Company's merchandise is designed and sold under Wilsons Leather's proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R), and Wilsons, with each label positioned to appeal to identified customer lifestyle segments. Wilsons Leather's mall stores average approximately 2,100 square feet and feature merchandise tailored to the demographics and buying patterns of each store's local customer base.

         The Company's business is highly seasonal; therefore, the operating results for the interim periods described below are not necessarily indicative of the results that may be expected for a full fiscal year. A majority of the Company's net sales and operating profit is generated in the peak selling season from October through December, which includes the holiday selling season. Wilsons Leather recorded 55.8% of its sales for the fiscal year ended January 29, 2000 during the peak selling season. As a result, the Company's annual operating results have been, and will continue to be, heavily dependent on the results of its peak selling season. Net sales are generally lowest during the period from April through July, and the Company historically has not become profitable, if at all, until the fourth quarter of a given fiscal year.

         The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented, however, there can be no assurance that the Company's business will not be affected by inflation in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 29, 2000 COMPARED TO THE THREE MONTHS ENDED MAY 1, 1999

         Net sales increased 11.1% to $90.3 million in 2000 from $81.3 million in 1999. Contributing to the $9.0 million sales increase were (i) a $5.5 million, or 7.2%, comparable store sales increase due to the continued strong sales of young women's merchandise, and (ii) a $3.5 million increase in non-comparable store sales due to stores that have been open less than one year.

         Wilsons Leather opened nine stores and closed two stores in the first quarter ended April 29, 2000 compared to opening three stores and closing eight stores during the first quarter last year. Included in the nine stores opened in the first quarter of 2000 are one mall and eight outlet stores. As of April 29, 2000, Wilsons Leather operated 536 stores compared to 513 stores at May 1, 1999.

         Cost of goods sold, buying and occupancy costs for the first quarter of 2000 were 66.7% of net sales, or $60.2 million, compared to 72.1% of sales, or $58.7 million, for the same period a year ago. The decrease of 5.4 points as a percentage of net sales is related to an increase in gross margin net of occupancy and buying costs. Gross margin net of occupancy and buying costs increased for the quarter as compared to last year due primarily to strong sales of higher margin fashion merchandise and fewer markdowns as a result of lower levels of clearance merchandise at the beginning of the quarter. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in first-out method was not material as of April 29, 2000 and May 1, 1999.

         Selling, general and administrative expenses for the first quarter of 2000 were 33.0% of net sales, or $29.8 million, compared to 30.2% of net sales, or $24.6 million, for the same period last year. The increase of 2.8 points as a percentage of net sales was largely due to expenses of $0.8 million associated with the Company's e-commerce site as well as a $1.6 million increase in marketing and advertising related to store signage and magazine advertising in support of the Company's branding strategy.

         Depreciation and amortization expense increased to $2.0 million from $1.5 million last year, and increased as a percentage of net sales to 2.2% from 1.8%. The increase in depreciation and amortization resulted primarily from capital expenditures for a new point-of-sale system, new store construction and the renovation of existing stores.

         Net interest (income) expense was income of $0.5 million for the first quarter of 2000 as compared to expense of $1.1 million during the same period last year. The change was primarily the result of less long-term debt outstanding compared to the first quarter last year.

         During the first quarter, the Company repurchased $13.3 million of its 11-1/4% Senior Notes, which are due 2004. As a result of the repurchase, the Company incurred an extraordinary loss, net of tax, of approximately $0.6 million for the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         Wilsons Leather's capital requirements are primarily driven by the Company's seasonal working capital needs and its strategy to open new stores, remodel existing stores and upgrade information systems. During the first quarter of 2000 the Company opened seven stores net of closings and anticipates it will open approximately 40 additional stores by the end of the fiscal year. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December.

         General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility (the Senior Credit Facility). The Senior Credit Facility provides for borrowings up to $125.0 million in aggregate principal amount, which includes a letter of credit subfacility of $85.0 million. The maximum amount available under the Senior Credit Facility is limited to 60% of net inventories (65% during the months of September and October plus a $7.5 million seasonal advance). The Company's borrowing availability is also reduced by outstanding letters of credit.

         Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.25%, commercial paper rate plus 1.25% or "prime" plus 0.0% rate. The spreads are subject to change based on the Company's financial results. As of April 29, 2000, the Company had no borrowings under the Senior Credit Facility and $31.5 million in outstanding letters of credit. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month. The Senior Credit Facility expires in May 2002.

         The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions.

         The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. For 1999, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $47.7 million and $52.6 million, respectively. The peak time of year is October through December for borrowings and August through September for letters of credit. The Company is dependent on the Senior Credit Facility to fund working capital and letter of credit needs, and management believes that borrowing capacity under the Senior Credit Facility, together with current and anticipated cash flow from operations, should be adequate to meet the Company's anticipated working capital and capital expenditure requirements.

         On January 29, 2000, the Company had $43.9 million of 11-1/4% Senior Notes outstanding. As of April 29, 2000, the Company had reduced the outstanding balance to $30.6 million by repurchasing, at various times, $13.3 million of its Senior Notes.

         The Company entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union) whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (11.52% at April 29, 2000). The agreement terminates on August 15, 2001. As of April 29, 2000 the transaction had not had a material impact on the Company's financial position or results of operations.

CASH FLOW ANALYSIS

         Operating activities for the three months ended April 29, 2000, resulted in cash used of $32.6 million compared to cash used of $8.2 million in 1999. The cash used was primarily the result of the seasonal changes in the Company's current assets and liabilities. The increase in cash used compared to last year is due primarily to increases in inventory receipts during the first quarter to replenish the low inventory levels at year end.

         Changes in certain balance sheet accounts between January 29, 2000, and April 29, 2000, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company's operations.

         Investing activities for the three months ended April 29, 2000, totaled $7.4 million and were primarily comprised of capital expenditures for a new point-of-sale system, the renovation of and improvements to existing stores and construction of new stores. Investing activities for the three months ended May 1, 1999, totaled $2.8 million and were primarily comprised of the renovation of and improvements to existing stores and construction of new stores.

         Net cash used by financing activities for the three months ended April 29, 2000, and May 1, 1999 of $13.3 million and $4.4 million, respectively was primarily used to repurchase Senior Notes.

YEAR 2000

         In order to minimize or eliminate the effect of the year 2000 risk on the Company's business systems and applications, Wilsons Leather identified, evaluated, implemented and tested changes to its computer system, applications and software necessary to achieve year 2000 compliance. The Company's computer systems and equipment successfully transitioned to the year 2000 with no significant issues. Wilsons Leather continues to monitor latent problems that could surface at key dates or events in the future. The Company does not anticipate any significant problems related to these events. However, there can be no assurances that failure to address the year 2000 issues by significant business partners will not have a material adverse effect on the Company. Wilsons Leather expensed and capitalized the costs to complete the compliance plan in accordance with appropriate accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company mitigates default risk by investing in high credit quality securities. Market risk is limited by including only securities with active markets in our portfolio. All short-term investments mature within one year.

         At April 29, 2000, Wilsons Leather had cash and cash equivalents totaling $71.6 million. The effect of a 100 basis point change in interest rates would have an estimated $285,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.

         The Company's Senior Credit Facility carries interest rate risk that is generally related to either LIBOR, commercial paper rate or the prime rate. If either of those rates were to change while Wilsons Leather was borrowing under the facility, interest expense would increase or decrease accordingly. As of April 29, 2000, there were no outstanding borrowings under the Senior Credit Facility and $31.5 million in outstanding letters of credit.

         The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At April 29, 2000, Wilsons Leather had fixed rate debt of $30.6 million maturing in August 2004.

         The Company entered into a $40.0 million interest rate swap transaction whereby a financial institution pays the Company interest at a fixed rate of 11.25%, and the Company pays the financial institution interest at a commercial paper rate plus 5.37% (11.52% at April 29, 2000). The agreement terminates on August 15, 2001. The effect of a 100 basis point change in interest rates would have an estimated $500,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.


                          ----------------------------


         Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: changes in consumer preferences and fashion trends away from leather; economic downturns; seasonality of the business; risks associated with foreign sourcing and international business; decreased availability and increased cost of leather; future growth depends on ability to make acquisitions; effects of Year 2000 on information systems; concentration of our common stock; risks associated with future growth; loss of Chief Executive Officer or President; debt service; increased competition in the retail leather outerwear, apparel and accessories industry; failure to attract qualified personnel; and volatility of our common stock. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  EXHIBIT    DESCRIPTION
                  -------    -----------

                    10.1 Wilsons The Leather Experts Inc. 2000 Long-Term Incentive Plan. (1)

                    27.1     Financial Data Schedule.

                  -----------
                  (1) Incorporated herein by reference to Exhibit A to the Company's 2000 Definitive Proxy Statement on Schedule 14A (File No. 000-21543).

         B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first quarter ended April 29, 2000.

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


Date:   June 13, 2000

                                INDEX TO EXHIBITS

Exhibit No.    Description                                   Method of Filing
-----------    -----------                                   ----------------

10.1           Wilsons The Leather Experts Inc. 2000           Incorporated
               Long Term Incentive Plan                        by Reference

27.1           Financial Data Schedule (1)                     Electronic
                                                               Transmission
-------------
(1) Incorporated herein by reference to Exhibit A to the Company's 2000 Definitive Proxy Statement on Schedule 14A (File No. 000-21543).