Form 10-Q
period 2000-07-29
WILSONS THE LEATHER EXPERTS INC
filed 2000-09-12
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-21543



                        WILSONS THE LEATHER EXPERTS INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                   41-1839933
                ---------                                   ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           7401 BOONE AVE. N.
           BROOKLYN PARK, MN                                  55428
           -----------------                                  -----
  (Address of principal executive offices)                  (Zip Code)

                                 (763) 391-4000
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X]     No [ ]

As of September 4, 2000, there were 16,756,961 shares of common stock, $0.01 par value per share, outstanding.

                      WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of July 29, 2000,
           January 29, 2000 and July 31, 1999                               3

           Consolidated Statements of Operations for the
           three months ended July 29, 2000 and July 31, 1999               4

           Consolidated Statements of Operations for the
           six months ended July 29, 2000 and July 31, 1999                 5

           Consolidated Statements of Cash Flows for the
           six months ended July 29, 2000 and July 31, 1999                 6

           Notes to Consolidated Financial Statements                       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13


PART II - OTHER INFORMATION

  Item 2.  Changes in Securities                                           15

  Item 4.  Submission of Matters to a Vote of Security Holders             15

  Item 6.  Exhibits and Reports on Form 8-K                                15

  Signature                                                                16

  Index to Exhibits                                                        17

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   JULY 29,   JANUARY 29,    JULY 31,
                               ASSETS                                               2000         2000 *        1999
                               ------
                                                                                  ---------   -----------   ---------
                                                                                 (Unaudited)               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $   4,586    $ 124,926    $  17,188
    Accounts receivable, net                                                         10,069        7,547          557
    Inventories                                                                     125,249       79,221      107,181
    Prepaid expenses                                                                  4,455        8,477        6,905
    Other current assets                                                              1,956          663        1,304
                                                                                  ---------    ---------    ---------
        Total current assets                                                        146,315      220,834      133,135

Property and equipment, net                                                          58,572       49,587       39,543
Other assets, net                                                                     1,565        2,133        2,883
                                                                                  ---------    ---------    ---------
        Total assets                                                              $ 206,452    $ 272,554    $ 175,561
                                                                                  =========    =========    =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                              $  18,799    $  10,912    $  10,809
    Accrued expenses                                                                 32,781       47,722       27,661
    Income taxes payable                                                              4,625       35,345           --
    Deferred income taxes                                                                --           --        5,314
                                                                                  ---------    ---------    ---------
        Total current liabilities                                                    56,205       93,979       43,784

Long-term debt                                                                       30,590       43,890       48,890
Other long-term liabilities                                                           3,670        3,478        2,920
                                                                                  ---------    ---------    ---------
        Total liabilities                                                            90,465      141,347       95,594
                                                                                  ---------    ---------    ---------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 150,000,000 shares authorized, 16,745,917,
      16,585,234 and 16,367,966 shares issued and outstanding on July 29, 2000,
      January 29, 2000 and July 31, 1999, respectively                                  167          166          164
    Additional paid-in capital                                                       59,001       57,485       55,910
    Retained earnings                                                                56,802       73,582       23,918
    Cumulative translation adjustment                                                    17          (26)         (25)
                                                                                  ---------    ---------    ---------
        Total shareholders' equity                                                  115,987      131,207       79,967
                                                                                  ---------    ---------    ---------
        Total liabilities and shareholders' equity                                $ 206,452    $ 272,554    $ 175,561
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                          JULY 29,      JULY 31,
                                                            2000          1999
                                                         ---------     ---------

NET SALES                                                $ 56,551      $ 47,267

COSTS AND EXPENSES:
      Cost of goods sold, buying and occupancy costs       49,633        43,802
      Selling, general and administrative expenses         29,709        23,914
      Depreciation and amortization                         2,393         1,531
                                                         --------      --------
          Loss from operations                            (25,184)      (21,980)
      Interest expense, net                                   488         1,134
                                                         --------      --------
          Loss before income taxes                        (25,672)      (23,114)
      Income tax benefit                                  (10,269)       (9,119)
                                                         --------      --------
          Loss before extraordinary item                  (15,403)      (13,995)
      Extraordinary loss on early extinguishment
        of debt, net of tax of $548                            --          (839)
                                                         --------      --------
          Net loss                                       $(15,403)     $(14,834)
                                                         ========      ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
      Loss before extraordinary item                     $  (0.92)     $  (0.86)
      Extraordinary loss on early extinguishment
        of debt, net of tax                                    --         (0.05)
                                                         --------      --------
      Net loss per common share - basic and diluted      $  (0.92)     $  (0.91)
                                                         ========      ========

Weighted average common shares
    outstanding - basic and diluted                        16,717        16,316
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                               ------------------------
                                                                JULY 29,       JULY 31,
                                                                  2000           1999
                                                               ---------      ---------
NET SALES                                                      $ 146,859      $ 128,610

COSTS AND EXPENSES:
      Cost of goods sold, buying and occupancy costs             109,827        102,490
      Selling, general and administrative expenses                59,554         48,484
      Depreciation and amortization                                4,396          2,989
                                                               ---------      ---------
          Loss from operations                                   (26,918)       (25,353)
      Interest expense, net                                           11          2,203
                                                               ---------      ---------
          Loss before income taxes                               (26,929)       (27,556)
      Income tax benefit                                         (10,772)       (10,832)
                                                               ---------      ---------
          Loss before extraordinary item and cumulative
            effect of change in accounting principle             (16,157)       (16,724)
      Extraordinary loss on early extinguishment
        of debt, net of tax of $410 and $548, respectively          (623)          (839)
      Cumulative effect of change in accounting
        principle, net of tax of $950 (Note 2)                        --         (1,449)
                                                               ---------      ---------
          Net loss                                             $ (16,780)     $ (19,012)
                                                               =========      =========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
      Loss before extraordinary item and cumulative
        effect of change in accounting principle               $   (0.97)     $   (1.03)
      Extraordinary loss on early extinguishment
        of debt, net of tax                                        (0.04)         (0.05)
      Cumulative effect of change in accounting
        principle, net of tax                                         --          (0.09)
                                                               ---------      ---------
      Net loss per common share - basic and diluted            $   (1.01)     $   (1.17)
                                                               =========      =========

Weighted average common shares
  outstanding - basic and diluted                                 16,687         16,284
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                  -------------------------
                                                                   JULY 29,        JULY 31,
                                                                     2000            1999
                                                                  ---------      ----------
OPERATING ACTIVITIES:
    Net loss                                                      $ (16,780)     $ (19,012)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
      Extraordinary loss on early extinguishment of debt                623            839
      Cumulative effect of change in accounting principle                --          1,449
      Depreciation and amortization                                   4,396          2,989
      Amortization of deferred financing costs                          207            478
      (Gain)/loss on disposal of assets                                 (72)           417
      Deferred income taxes                                          (1,156)           611
      Changes in operating assets and liabilities:
          Accounts receivable, net                                   (2,522)         3,197
          Inventories                                               (46,028)       (20,183)
          Prepaid expenses                                            4,022           (773)
          Accounts payable and accrued expenses                      (6,981)       (10,421)
          Income taxes payable and other liabilities                (29,729)       (22,341)
                                                                  ---------      ---------
              Net cash used in operating activities                 (94,020)       (62,750)
                                                                  ---------      ---------

INVESTING ACTIVITIES:
      Additions to property and equipment                           (13,361)        (7,317)
                                                                  ---------      ---------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net                       989            705
      Repayment of long-term debt                                   (13,300)       (21,110)
      Premium paid on debt extinguishment and other financing          (648)          (575)
                                                                  ---------      ---------
          Net cash used in financing activities                     (12,959)       (20,980)
                                                                  ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (120,340)       (91,047)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      124,926        108,235
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   4,586      $  17,188
                                                                  =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for-
          Interest                                                $   2,771      $   4,272
                                                                  =========      =========
          Income taxes                                            $  19,660      $  11,049
                                                                  =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       NATURE OF ORGANIZATION

         Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), incorporated in Minnesota in 1996, is the leading specialty retailer of men's and women's leather apparel and accessories in the United States. As of July 29, 2000, the Company operated 547 retail stores located in 44 states, Canada and England, including 450 mall stores, 68 outlet stores and 29 airport locations. The Company's mall stores offer a full range of its leather merchandise while the less seasonal outlet and airport stores offer a higher mix of accessories. The Company, which regularly supplements its permanent mall stores with temporary holiday stores during its peak selling season from October through December, operated 249 holiday stores in 1999 and plans to operate approximately 240 in 2000.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include all accounts of Wilsons LeatherTM and its wholly owned subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

Change in Accounting Method - Layaway Sales

         Effective January 31, 1999, the Company changed its method of accounting for layaway sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB was released in December 1999. Historically, the Company recognized revenue from layaway sales in full upon the initial customer down payment. Under the new accounting method adopted retroactive to January 31, 1999, the Company now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer. The Company recorded an after-tax charge of $1.4 million in the first quarter of 1999, for the cumulative effect of this change in accounting principle. The effect of the change for the six months ended July 31, 1999 was to increase loss before extraordinary item and cumulative effect of change in accounting principle by $1.6 million ($0.10 per diluted common share).

3.       INVENTORIES

         Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. The difference in inventories between LIFO and the first-in, first-out method was not material as of July 29, 2000 and July 31, 1999.

4.       EXTRAORDINARY LOSS

         The Company repurchased $13.3 million of its 11-1/4% Senior Notes due 2004 (Senior Notes) during the six months ended July 29, 2000. The Company incurred an extraordinary loss, net of tax of $0.4 million, of approximately $0.6 million for the early extinguishment of debt. The Company repurchased $21.1 million of its Senior Notes during the six months ended July 31, 1999. The Company incurred an extraordinary loss, net of tax of $0.5 million, of approximately $0.8 million for early extinguishment of debt.

5.       NET LOSS PER SHARE

         Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                 Three Months   Three Months   Six Months    Six Months
                                    Ended          Ended         Ended         Ended
                                 July 29, 2000 July 31, 1999 July 29, 2000 July 31, 1999
                                 ------------- ------------- ------------- -------------
Net loss                           $(15,403)     $(14,834)     $(16,780)     $  (19,012)
                                   ========      ========      ========      ==========

Weighted average
  common shares
  outstanding - basic
                                     16,717        16,316        16,687          16,284
Dilutive potential
  common shares
                                         --            --            --              --
                                   --------      --------      --------      ----------
Weighted average common shares
  outstanding - basic
  and diluted
                                     16,717        16,316        16,687          16,284
                                   ========      ========      ========      ==========

Basic and diluted net
  loss per common share            $  (0.92)     $  (0.91)     $  (1.01)     $    (1.17)
                                   ========      ========      ========      ==========

6.       STOCK SPLIT

         Share and per share amounts in the consolidated financial statements and related footnotes have been adjusted to reflect the three-for-two stock split effected March 15, 2000.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133,
"Accounting for Derivative Instruments and Hedging Activities," as amended becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

8.       RECLASSIFICATION

         Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.


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

OVERVIEW

         Wilsons LeatherTM is the leading specialty retailer of leather apparel and accessories in the United States. As of July 29, 2000, the Company operated 547 retail stores in 44 states, Canada and England, including 450 mall stores, 68 outlet stores and 29 airport locations. The Company, which regularly supplements its permanent mall stores with temporary holiday stores during its peak selling season from October through December, operated 249 holiday stores during 1999 and plans to operate approximately 240 in 2000. Over 90% of the Company's merchandise is designed and sold under Wilsons Leather's proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons, with each label designed to appeal to identified customer lifestyle segments. Wilsons Leather's mall stores average approximately 2,100 square feet and feature merchandise tailored to the demographics and buying patterns of each store's local customer base.

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

         The Company does not believe that inflation has had a material adverse effect on the results of operations for the periods presented, however; there can be no assurance that the Company's business will not be affected by inflation in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 29, 2000 COMPARED TO THE THREE MONTHS ENDED JULY 31, 1999

         Net sales increased 19.7% to $56.6 million in 2000 from $47.3 million in 1999. Contributing to the $9.3 million sales increase were (i) a $3.0 million, or 6.7%, comparable store sales increase due to the continued strong sales of young women's merchandise, and (ii) a $6.3 million increase in non-comparable store sales due to new stores that have been open less than one year.

         Wilsons Leather opened 15 stores and closed four stores in the second quarter ended July 29, 2000 compared to opening two stores and closing one store during the second quarter last year. Included in the 15 stores opened this year are eight mall and seven outlet stores. As of July 29, 2000, Wilsons Leather operated 547 stores compared to 514 stores at July 31, 1999.

         Cost of goods sold, buying and occupancy costs for the second quarter of 2000 were 87.8% of net sales, or $49.6 million, compared to 92.7% of net sales, or $43.8 million, for the same period a year ago. The decrease of 4.9 points as a percentage of net sales is related to an increase in gross margin net of buying and occupancy costs and the leveraging of buying and occupancy costs. Gross margin net of buying and occupancy costs increased compared to last year due primarily to strong sales of higher margin fashion merchandise and fewer markdowns as a result of lower levels of clearance merchandise at the beginning of the quarter. The Company was able to leverage buying and occupancy costs as a result of the 6.7% comparable store sales increase. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in first-out (FIFO) method was not material as of July 29, 2000 and July 31, 1999.

         Selling, general and administrative expenses for the quarter were 52.5% of net sales, or $29.7 million, compared to 50.6% of net sales, or $23.9 million, last year. The increase of 1.9 points as a percentage of net sales was largely due to expenses of $1.5 million associated with Wilsons Leather's e-commerce initiative as the Company expanded its merchandise offerings and began advertising its retail web site. In addition, the Company incurred costs to add staff and technology to build the infrastructure required to facilitate its growth and increased marketing expenditures to continue its brand-building strategy.

         Depreciation and amortization expense increased to $2.4 million from $1.5 million last year, and increased as a percentage of net sales to 4.2% from 3.2%. The increase in depreciation and amortization resulted primarily from capital expenditures for a new point-of-sale system, new store construction and the renovation of existing stores.

         Net interest expense decreased to $0.5 million from $1.1 million last year. The change was primarily the result of less long-term debt outstanding compared to the second quarter last year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 29, 2000 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1999

         Net sales increased 14.2% to $146.9 million in 2000 from $128.6 million in 1999. Contributing to the $18.3 million sales increase were: (i) an $8.5 million increase associated with a 7.0% comparable store sales increase, due to strong sales across all merchandise categories, particularly women's fashion merchandise and (ii) a $9.8 million increase in non-comparable store sales due to new stores that have been open less than one year.

         Wilsons Leather opened 24 stores and closed six stores in the six months ended July 29, 2000 compared to opening five stores and closing nine stores in the same period last year. Included in the 24 stores opened in the first half of 2000 are nine mall and 15 outlet stores. As of July 29, 2000, Wilsons Leather operated 547 stores compared to 514 stores at July 31, 1999.

         Cost of goods sold, buying and occupancy costs were 74.8% of net sales, or $109.8 million, compared to 79.7% of net sales, or $102.5 million, for the same period a year ago. Gross margin net of buying and occupancy costs improved 4.1% as a percentage of net sales compared to last year due primarily to strong sales of higher margin fashion merchandise and fewer markdowns due to strong spring sales. The Company leveraged buying and occupancy costs due to the 7.0% comparable store sales increase. The difference in inventories between LIFO and FIFO was not material as of July 29, 2000 and July 31, 1999.

         Selling, general and administrative expenses were 40.6% of net sales, or $59.6 million, compared to 37.7% of net sales, or $48.5 million, for the same period last year. The increase is due to the investment of $2.3 million in the Company's e-commerce initiative, adding management staff and technology to support the Company's growth and increased marketing expenditures over 1999 to continue the Company's brand-building strategy.

         Depreciation and amortization expense increased to $4.4 million from $3.0 million in the same period last year. The increase resulted primarily from capital expenditures for a new point-of-sale system, new store construction and the renovation of existing stores.

         Net interest expense decreased $2.2 million from the same period last year. The decrease is primarily the result of less long-term debt outstanding during 2000.

         The Company repurchased $13.3 million of its 11-1/4% Senior Notes due 2004 (Senior Notes) during fiscal 2000. The Company incurred an extraordinary loss, net of tax of $0.4 million, of approximately $0.6 million for the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         Wilsons Leather's capital requirements are primarily driven by the Company's seasonal working capital needs and its strategy to open new stores, remodel existing stores and upgrade information systems. During the first half of 2000 the Company opened 18 stores net of closings and anticipates it will open approximately 32 additional stores net of closings by the end of the fiscal year. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December.

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

         Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.25%, dealer commercial paper rate plus 1.25% or "prime" plus 0.0% rate. The spreads are subject to change based on the Company's financial results. As of July 29, 2000, the Company had no borrowings under the Senior Credit Facility and $48.4 million in outstanding letters of credit. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month. The Senior Credit Facility expires in May 2002.

         The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company was in compliance with all covenants as of July 29, 2000.

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

         On January 29, 2000, the Company had $43.9 million of its Senior Notes outstanding. As of July 29, 2000, the Company had reduced the outstanding balance to $30.6 million by repurchasing, at various times, $13.3 million of its Senior Notes.

         The Company entered into a $40.0 million interest rate swap transaction with First Union National Bank (First Union) whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (11.88% at July 29, 2000). The agreement terminates on August 15, 2001. As of July 29, 2000 the transaction had not had a material impact on the Company's financial position or results of operations.

CASH FLOW ANALYSIS

         Operating activities for the six months ended July 29, 2000, resulted in cash used of $94.0 million compared to cash used of $62.8 million in 1999. The cash used was primarily the result of the seasonal changes in the Company's current assets and liabilities. The increase in cash used compared to last year is due primarily to increases in inventory receipts during the first half of 2000 compared to 1999 to replenish the low inventory levels at year end and the purchase of leather to protect the Company from cost increases due to increased demand for leather.

         Changes in certain balance sheet accounts between January 29, 2000, and July 29, 2000, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company's operations.

         Investing activities for the six months ended July 29, 2000, totaled $13.4 million and were primarily comprised of capital expenditures for a new point-of-sale system, the renovation of and improvements to existing stores and construction of new stores. Investing activities for the six months ended July 31, 1999, totaled $7.3 million and were primarily comprised of the renovation of and improvements to existing stores and construction of new stores.

         Net cash used by financing activities for the six months ended July 29, 2000 and July 31, 1999 of $13.0 million and $21.0 million, respectively, was primarily used to repurchase Senior Notes partially offset by proceeds from issuances of common stock.

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

         At July 29, 2000, Wilsons Leather had cash and cash equivalents totaling $4.6 million. The effect of a 100 basis point change in interest rates would have an estimated $285,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.

         The Company's Senior Credit Facility carries interest rate risk that is generally related to either LIBOR, dealer commercial paper rate or the prime rate. If any of those rates were to change while Wilsons Leather was borrowing under the facility, interest expense would increase or decrease accordingly. As of July 29, 2000, there were no outstanding borrowings under the Senior Credit Facility and $48.4 million in outstanding letters of credit.

         The Company has no earnings or cash flow exposure due to market risks on its Senior Notes as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At July 29, 2000, Wilsons Leather had fixed rate debt of $30.6 million maturing in August 2004.

         The Company entered into a $40.0 million interest rate swap transaction whereby First Union pays the Company interest at a fixed rate of 11.25%, and the Company pays First Union interest at a commercial paper rate plus 5.37% (11.88% at July 29, 2000). The agreement terminates on August 15, 2001. The effect of a 100 basis point change in interest rates would have an estimated $500,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.

                          ----------------------------

         Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: changes in consumer preferences and fashion trends away from leather; economic downturns; seasonality of the business; risks associated with foreign sourcing and international business; decreased availability and increased cost of leather; accelerated future growth depends on ability to make acquisitions; concentration of the Company's common stock; risks associated with future growth; loss of Chief Executive Officer or President; debt service; increased competition in the retail leather outerwear, apparel and accessories industry; failure to attract qualified personnel; and volatility of the Company's common stock. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I., Item 2., of the document for a description of limitations on the payment of dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2000 Annual Meeting of Shareholders held on May 18, 2000, the shareholders approved the following:

(a) The election of directors. Each nominated director was elected as follows:

           Director-Nominee             Votes For         Votes Withheld
           ----------------             ---------         --------------
           Lyle Berman                 14,991,497                156,761
           Thomas J. Brosig            14,566,205                582,053
           Gary L. Crittenden          15,147,726                    532
           Morris Goldfarb             15,146,405                  1,853
           Marvin W. Goldstein         15,147,726                    532
           David L. Rogers             15,147,807                    451
           Joel N. Waller              15,147,807                    451

(b) Approval and adoption of the Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan.

         The proposal received 11,585,514 votes for and 1,263,556 votes against. There were 5,150 abstentions and 2,294,038 broker non-votes.

(c) Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending February 3, 2001.

         The proposal received 15,118,161 votes for and 1,950 votes against. There were 28,147 abstentions and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  EXHIBIT           DESCRIPTION
                  -------           -----------
                   3.1              Amended and Restated Articles of
                                    Incorporation of Wilsons The Leather Experts
                                    Inc. adopted June 16, 1998 as amended by the Articles of Amendment dated February 17,
                                    2000.

                   3.2 Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998 and January 25, 2000.

                   4.1              Specimen of common stock certificate.

                   4.2 Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and specimen Certificate of 11 1/4% Series B Senior Notes due 2004.

                   4.3 Purchase Agreement dated as of August 14, 1997, by and among Wilsons The Leather Experts Inc., the Subsidiary Guarantors party thereto and BancAmerica Securities, Inc. (4)

                   4.4 Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc., Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.

                   4.5 Amendment to Registration Rights Agreement dated as of August 12, 1999 by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.

                  27.1              Financial Data Schedule

         B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the second quarter ended July 29, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By: /s/ Douglas J. Treff
    ----------------------------------------
        Douglas J. Treff
        Vice President, Finance,
        Chief Financial Officer, and
        Assistant Secretary


Date:   September 12, 2000

                                INDEX TO EXHIBITS

Exhibit No.      Description                           Method of Filing
-----------      -----------                           ----------------

 3.1             Amended and Restated Articles of
                 Incorporation of Wilsons The
                 Leather Experts Inc. adopted June
                 16, 1998 as amended by the
                 Articles of Amendment dated
                 February 17, 2000. (1)                Incorporated by Reference

 3.2             Restated Bylaws of Wilsons The
                 Leather Experts Inc. as amended
                 June 16, 1998 and January 25,
                 2000. (1)                             Incorporated by Reference

 4.1             Specimen of common stock
                 certificate. (2)                      Incorporated by Reference

 4.2             Indenture dated as of August 18,
                 1997, by and among Wilsons The
                 Leather Experts Inc., the other
                 corporations listed on the
                 signature pages thereof, and Wells
                 Fargo Bank Minnesota, National
                 Association (formerly known as
                 Norwest Bank Minnesota, National
                 Association), including specimen
                 Certificate of 11 1/4% Series A
                 Senior Notes due 2004 and specimen
                 Certificate of 11 1/4% Series B
                 Senior Notes due 2004. (3)
                 Incorporated by Reference

 4.3             Purchase Agreement dated as of
                 August 14, 1997, by and among
                 Wilsons The Leather Experts Inc.,
                 the Subsidiary Guarantors party
                 thereto and BancAmerica Securities,
                 Inc. (4)                              Incorporated by Reference

 4.4             Registration Rights Agreement dated
                 as of May 25, 1996, by and among
                 CVS New York, Inc., Wilsons The
                 Leather Experts Inc., the Managers
                 listed on the signature pages
                 thereto, Leather Investors Limited
                 Partnership I and the Partners
                 listed on the signature pages
                 thereto. (5)                          Incorporated by Reference

 4.5             Amendment to Registration Rights
                 Agreement dated as of August 12, 1999
                 by and among Wilsons The Leather
                 Experts Inc. and the Shareholders
                 listed on the attachments
                 thereto. (1)                          Incorporated By Reference

27.1             Financial Data Schedule               Electronic Transmission
----------
(1) Incorporated by reference to the same numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(2) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.
(3) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(4) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(5) Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
                                       17