Form 10-Q
period 2000-10-28
WILSONS THE LEATHER EXPERTS INC
filed 2000-12-12
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 4, 2000, there were 16,836,505 shares of common stock, $0.01 par value per share, outstanding.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of October 28, 2000,
             January 29, 2000 and October 30, 1999                          3

             Consolidated Statements of Operations for the
             three months ended October 28, 2000 and October 30, 1999       4

             Consolidated Statements of Operations for the
             nine months ended October 28, 2000 and October 30, 1999        5

             Consolidated Statements of Cash Flows for the
             nine months ended October 28, 2000 and October 30, 1999        6

             Notes to Consolidated Financial Statements                     7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk    14


PART II - OTHER INFORMATION

     Item 2. Changes in Securities                                         16

     Item 6. Exhibits and Reports on Form 8-K                              16

     Signature                                                             19

     Index to Exhibits                                                     20

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          OCTOBER 28, JANUARY 29,  OCTOBER 30,
                      ASSETS                                 2000        2000 *        1999
                      ------                              ----------- -----------  -----------
                                                          (Unaudited)              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                               $     651   $ 124,926    $      --
   Accounts receivable, net                                   13,425       7,547        7,560
   Inventories                                               200,318      79,221      158,938
   Prepaid expenses                                            3,543       8,477        8,863
   Other current assets                                        2,094         663        3,614
                                                           ---------   ---------    ---------
       Total current assets                                  220,031     220,834      178,975

Property and equipment, net                                   64,365      49,587       46,616
Other assets, net                                              1,456       2,133        2,582
                                                           ---------   ---------    ---------
       Total assets                                        $ 285,852   $ 272,554    $ 228,173
                                                           =========   =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                        $  20,548   $  10,912    $  25,249
   Notes payable                                              81,570          --       39,130
   Accrued expenses                                           34,556      47,722       32,419
   Income taxes payable                                           --      35,345           --
   Deferred income taxes                                          --          --        5,314
                                                           ---------   ---------    ---------
       Total current liabilities                             136,674      93,979      102,112

Long-term debt                                                30,590      43,890       43,890
Other long-term liabilities                                    4,101       3,478        3,004
                                                           ---------   ---------    ---------
       Total liabilities                                     171,365     141,347      149,006
                                                           ---------   ---------    ---------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 150,000,000 shares
     authorized, 16,808,805, 16,585,234 and 16,556,625
     shares issued and outstanding on October 28, 2000,
     January 29, 2000 and October 30, 1999, respectively         168         166          166
   Additional paid-in capital                                 59,828      57,485       57,248
   Retained earnings                                          54,439      73,582       21,784
   Accumulated other comprehensive income (loss)                  52         (26)         (31)
                                                           ---------   ---------    ---------
       Total shareholders' equity                            114,487     131,207       79,167
                                                           ---------   ---------    ---------
       Total liabilities and shareholders' equity          $ 285,852   $ 272,554    $ 228,173
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                        -----------------------
                                                        OCTOBER 28,  OCTOBER 30,
                                                           2000          1999
                                                        ----------   ----------

NET SALES                                                $ 108,592    $  97,663

COSTS AND EXPENSES:
     Cost of goods sold, buying and occupancy costs         71,770       64,692
     Selling, general and administrative expenses           36,033       32,699
     Depreciation and amortization                           2,701        1,727
                                                         ---------    ---------
         Loss from operations                               (1,912)      (1,455)
     Interest expense, net                                   2,029        1,849
                                                         ---------    ---------
         Loss before income taxes                           (3,941)      (3,304)
     Income tax benefit                                     (1,577)      (1,288)
                                                         ---------    ---------
         Loss before extraordinary item                     (2,364)      (2,016)
     Extraordinary loss on early extinguishment
       of debt, net of tax of $78                               --         (119)
                                                         ---------    ---------
         Net loss                                        $  (2,364)   $  (2,135)
                                                         =========    =========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
     Loss before extraordinary item                      $   (0.14)   $   (0.12)
     Extraordinary loss on early extinguishment
       of debt, net of tax                                      --        (0.01)
                                                         ---------    ---------
     Net loss per common share - basic and diluted       $   (0.14)   $   (0.13)
                                                         =========    =========

Weighted average common shares
    outstanding - basic and diluted                         16,768       16,492
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                           -----------------------
                                                           OCTOBER 28,  OCTOBER 30,
                                                              2000         1999
                                                           ----------   ----------
NET SALES                                                   $ 255,451    $ 226,273

COSTS AND EXPENSES:
     Cost of goods sold, buying and occupancy costs           181,597      167,182
     Selling, general and administrative expenses              95,587       81,183
     Depreciation and amortization                              7,097        4,716
                                                            ---------    ---------
         Loss from operations                                 (28,830)     (26,808)
     Interest expense, net                                      2,040        4,052
                                                            ---------    ---------
         Loss before income taxes                             (30,870)     (30,860)
     Income tax benefit                                       (12,349)     (12,120)
                                                            ---------    ---------
         Loss before extraordinary item and cumulative
           effect of change in accounting principle           (18,521)     (18,740)
     Extraordinary loss on early extinguishment
       of debt, net of tax of $410 and $626, respectively        (623)        (958)
     Cumulative effect of change in accounting
       principle, net of tax of $950 (Note 2)                      --       (1,449)
                                                            ---------    ---------
         Net loss                                           $ (19,144)   $ (21,147)
                                                            =========    =========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
     Loss before extraordinary item and cumulative
         effect of change in accounting principle           $   (1.11)   $   (1.15)
     Extraordinary loss on early extinguishment
         of debt, net of tax                                    (0.04)       (0.05)
     Cumulative effect of change in accounting
         principle, net of tax                                     --        (0.09)
                                                            ---------    ---------
     Net loss per common share - basic and diluted          $   (1.15)   $   (1.29)
                                                            =========    =========

Weighted average common shares
    outstanding - basic and diluted                            16,707       16,354
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                           ------------------------
                                                           OCTOBER 28,   OCTOBER 30,
                                                              2000          1999
                                                           ----------    ----------
OPERATING ACTIVITIES:
    Net loss                                                $ (19,144)   $ (21,147)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
      Extraordinary loss on early extinguishment of debt          623          958
      Depreciation and amortization                             7,095        4,716
      Amortization of deferred financing costs                    310          605
      Loss on disposal of assets                                 (361)         534
      Deferred income taxes                                    (1,156)         611
      Changes in operating assets and liabilities:
          Accounts receivable, net                             (5,878)      (1,236)
          Inventories                                        (121,096)     (73,967)
          Prepaid expenses                                      4,934       (2,730)
          Accounts payable and accrued expenses                (3,168)      10,657
          Income taxes payable and other liabilities          (33,814)     (25,373)
                                                            ---------    ---------
              Net cash used in operating activities          (171,655)    (106,372)
                                                            ---------    ---------

INVESTING ACTIVITIES:
      Additions to property and equipment, net                (21,849)     (16,224)

FINANCING ACTIVITIES:
      Change in notes payable                                  81,570       39,130
      Proceeds from issuance of common stock, net               1,572        1,978
      Repayment of long-term debt                             (13,300)     (26,110)
      Other Financing                                            (613)        (637)
                                                            ---------    ---------
          Net cash used in financing activities                69,229       14,361
                                                            ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (124,275)    (108,235)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                124,926      108,235
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     651    $      --
                                                            =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for-
          Interest                                          $   5,197    $   7,151
                                                            =========    =========
          Income taxes                                      $  22,196    $  11,896
                                                            =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       NATURE OF ORGANIZATION

         Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), incorporated in Minnesota in 1996, is the leading specialty retailer of men's and women's leather apparel and accessories in the United States. As of October 28, 2000, the Company operated 571 retail stores located in 44 states, Canada and England, including 470 mall stores, 72 outlet stores and 29 airport locations. The Company's mall stores offer a full range of its leather merchandise while the less seasonal outlet and airport stores offer a higher mix of accessories. The Company, which regularly supplements its permanent mall stores with temporary holiday stores during its peak selling season from October through December, operated 249 holiday stores in 1999 and plans to operate approximately 240 in 2000.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include all accounts of Wilsons Leather(TM) and its wholly owned subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

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

Change in Accounting Method - Layaway Sales

         Effective January 31, 1999, the Company changed its method of accounting for layaway sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 was released in December 1999. Historically, the Company recognized revenue from layaway sales in full upon the initial customer down payment. Under the new accounting method adopted retroactive to January 31, 1999, the Company now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer. The Company recorded an after-tax charge of $1.4 million in the first quarter of 1999, for the cumulative effect of this change in accounting principle. The effect of the change for the nine months ended October 30, 1999 was to increase loss before extraordinary item and cumulative effect of change in accounting principle by $3.9 million ($0.24 per diluted common share).

3.       INVENTORIES

         Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. The difference in inventories between LIFO and the first-in, first-out method was not material as of October 28, 2000 and October 30, 1999.

4.       EXTRAORDINARY LOSS

         The Company repurchased $13.3 million of its 11-1/4% Senior Notes due 2004 (Senior Notes) during the nine months ended October 28, 2000. The Company incurred an extraordinary loss, net of tax of $0.4 million, of approximately $0.6 million for the early extinguishment of debt. The Company repurchased $26.1 million of its Senior Notes during the nine months ended October 30, 1999. The Company incurred an extraordinary loss, net of tax of $0.6 million, of approximately $1.0 million for early extinguishment of debt.

5.       NET LOSS PER SHARE

         Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts (in thousands, except per share amounts) is as follows:

                                       Three Months        Three Months        Nine Months        Nine Months
                                           Ended               Ended              Ended              Ended
                                     October 28, 2000    October 30, 1999   October 28, 2000   October 30, 1999
                                     ----------------    ----------------   ----------------   ----------------
Net loss                                  $ (2,364)          $ (2,135)          $(19,144)          $(21,147)
                                          ========           ========           ========           ========

Weighted average common shares
  outstanding - basic                       16,768             16,492             16,707             16,354

Dilutive potential common shares                --                 --                 --                 --
                                          --------           --------           --------           --------
Weighted average common shares
  outstanding - basic and
  diluted                                   16,768             16,492             16,707             16,354
                                          ========           ========           ========           ========

Basic and diluted net loss per
  common share                            $   (.14)          $   (.13)          $  (1.15)          $  (1.29)
                                          ========           ========           ========           ========

6.       STOCK SPLIT

         Share and per share amounts in the consolidated financial statements and related footnotes have been adjusted to reflect the three-for-two stock split effected March 15, 2000.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

8.       SUBSEQUENT EVENTS

         On October 31, 2000, the Company acquired El Portal Group, Inc. ("El Portal") by merging a newly formed subsidiary with and into El Portal. The acquisition price, excluding assumed debt, was approximately $16.9 million. The acquisition was funded with cash from the Company's Senior Credit Facility. It will be accounted for under the purchase method with the purchase price allocated to the acquired assets and assumed liabilities based on fair market value.

         On October 31, 2000, the Company amended its Senior Credit Facility with General Electric Capital Corporation and its other lenders. The amendment increased the maximum amount available for borrowings from $125 million to $165 million in aggregate principal amount, which includes a letter of credit subfacility of up to $85 million. The Company also added a $20 million seasonal over-advance for November 2000 only with interest on the over-advance at 100 basis points over the Senior Credit Facility interest rate.

         The maximum amount available under the Senior Credit Facility remained limited to 60% of net inventories (65% during the months of September and October plus a $7.5 million seasonal over-advance), and interest payable on borrowings remained at one or more variable rates determined by LIBOR plus 1.25%, commercial paper rate plus 1.25% or "prime". The spreads are subject to increase based on the Company's financial results. No significant changes were made to the Senior Credit Facility covenants. The Senior Credit Facility, as amended, expires in May 2002.

9.       RECLASSIFICATION

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

OVERVIEW

         Wilsons Leather(TM) is the leading specialty retailer of leather apparel and accessories in the United States. As of October 28, 2000, the Company operated 571 retail stores in 44 states, Canada and England, including 470 mall stores, 72 outlet stores and 29 airport locations. The Company, which regularly supplements its permanent mall stores with temporary holiday stores during its peak selling season from October through December, plans to operate approximately 240 in 2000. Over 90% of the Company's merchandise is designed and sold under Wilsons Leather's proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons Leather(TM), with each label designed to appeal to identified customer lifestyle segments. Wilsons Leather's mall stores average approximately 2,100 square feet and feature merchandise tailored to the demographics and buying patterns of each store's local customer base.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 28, 2000 COMPARED TO THE THREE MONTHS ENDED OCTOBER 30, 1999

         Net sales increased 11.2% to $108.6 million in 2000 from $97.7 million in 1999. Contributing to the $10.9 million sales increase were (i) a $0.9 million, or 1.0%, comparable store sales increase due to the continued strong sales of young women's merchandise, and (ii) a $10.0 million increase in non-comparable store sales due to new stores that have been open less than one year.

         Wilsons Leather opened 27 stores and closed three stores in the third quarter ended October 28, 2000 compared to opening 24 stores and closing one store during the third quarter last year. Included in the 27 stores opened this year are 20 mall and seven outlet stores. As of October 28, 2000, Wilsons Leather operated 571 stores compared to 538 stores at October 30, 1999.

         Cost of goods sold, buying and occupancy costs for the third quarter of 2000 were 66.1% of net sales, or $71.8 million, compared to 66.2% of net sales, or $64.7 million, for the same period a year ago. This decrease in cost resulted in an increase of 0.1 points as a percentage of net sales in gross margin. Gross margin increased compared to last year due primarily to strong sales of higher margin fashion merchandise. The Company's inventories are valued under the retail inventory method on the last-in, first-out (LIFO) basis. The difference in inventories between LIFO and the first-in first-out (FIFO) method was not material as of October 28, 2000 and October 30, 1999.

         Selling, general and administrative expenses for the quarter were 33.2% of net sales, or $36.0 million, compared to 33.5% of net sales, or $32.7 million, last year. The Company was able to leverage selling, general and administrative expenses, even with a $0.8 million increase in e-commerce spending and costs incurred to add staff and technology to build the infrastructure to facilitate its growth, and decreased them 0.3 points as a percentage of net sales.

         Depreciation and amortization expense for the quarter increased to $2.7 million from $1.7 million last year, and increased as a percentage of net sales to 2.5% from 1.8%. The increase in depreciation and amortization resulted primarily from capital expenditures for a new point-of-sale system, new store construction and the renovation of existing stores.

         Net interest expense for the quarter increased to $2.0 million from $1.8 million last year. The change was primarily the result of increased borrowings under the Senior Credit Facility (as defined below) for inventory purchases offset by less long-term debt outstanding compared to the third quarter last year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 28, 2000 COMPARED TO THE NINE MONTHS ENDED OCTOBER 30, 1999

         Net sales increased 12.9% to $255.5 million in 2000 from $226.3 million in 1999. Contributing to the $29.2 million sales increase were: (i) a $9.4 million increase associated with a 4.5% comparable store sales increase due to strong sales across all merchandise categories, particularly women's fashion merchandise and (ii) a $19.8 million increase in non-comparable store sales due to new stores that have been open less than one year.

         Wilsons Leather opened 51 stores and closed nine stores in the nine months ended October 28, 2000 compared to opening 29 stores and closing ten stores in the same period last year. Included in the 51 stores opened in the first nine months of 2000 are 29 mall and 22 outlet stores.

         Cost of goods sold, buying and occupancy costs were 71.1% of net sales, or $181.6 million, compared to 73.9% of net sales, or $167.2 million, for the same period a year ago. Gross margin net of buying and occupancy costs improved 2.4% as a percentage of net sales compared to last year due primarily to strong sales of higher margin fashion merchandise and fewer markdowns due to strong spring sales. The Company leveraged buying and occupancy costs due to the 4.5% comparable store sales increase.

         Selling, general and administrative expenses were 37.4% of net sales, or $95.6 million, compared to 35.9% of net sales, or $81.2 million, for the same period last year. The increase is due to the investment of $4.1 million in the Company's e-commerce initiative, adding management staff and technology to support the Company's growth, and increased marketing expenditures over 1999 to continue the Company's brand-building strategy.

         Depreciation and amortization expense increased to $7.1 million from $4.7 million in the same period last year. The increase resulted primarily from capital expenditures for a new point-of-sale system, new store construction and the renovation of existing stores.

         Net interest expense decreased to $2.0 million from $4.1 million during the same period last year. The decrease is primarily the result of less long-term debt outstanding during 2000.

         The Company repurchased $13.3 million of its 11-1/4% Senior Notes due 2004 (Senior Notes) during the nine months ended October 28, 2000. The Company incurred an extraordinary loss, net of tax of $0.4 million, of approximately $0.6 million for the early extinguishment of debt. The Company repurchased $26.1 million of its Senior Notes during the nine months ended October 30, 1999. The Company incurred an extraordinary loss, net of tax of $0.6 million, of approximately $1.0 million for early extinguishment of debt.

         Effective January 31, 1999, the Company changed its method of accounting for layaway sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 was released in December 1999. Historically, the Company recognized revenue from layaway sales in full upon the initial customer down payment. Under the new accounting method adopted retroactive to January 31, 1999, the Company now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer. The Company recorded an after-tax charge of $1.4 million in the first quarter of 1999 for the cumulative effect of this change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

         Wilsons Leather's capital requirements are primarily driven by the Company's seasonal working capital needs and its strategy to open new stores, remodel existing stores and upgrade information systems. During the first nine months of 2000, the Company opened 42 stores net of closings and anticipates it will open approximately eight additional stores net of closings by the end of the fiscal year. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels increase in advance of the Company's peak selling season from October through December.

         General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility (the Senior Credit Facility). The Senior Credit Facility, which was amended October 31, 2000, provides for borrowings up to $165.0 million in aggregate principal amount, which includes a letter of credit subfacility of $85.0 million. The maximum amount available under the Senior Credit Facility is limited to 60% of net inventories (65% during the months of September and October plus a $7.5 million seasonal over-advance). The Company has a seasonal over-advance of $20.0 million for November 2000 only, with interest on the over-advance at 100 basis points over the Senior Credit Facility interest rate. The Company's cash borrowing availability is also reduced by outstanding letters of credit.

         Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.25%, dealer commercial paper rate plus 1.25% or "prime" plus 0.0% rate (7.87% at October 28, 2000). The spreads are subject to increase based on the Company's financial results. As of October 28, 2000, the Company had $81.6 million of borrowings under the Senior Credit Facility and $37.6 million in outstanding letters of credit. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month. The Senior Credit Facility expires in May 2002.

         On October 31, 2000, the Company acquired El Portal Group, Inc. ("El Portal") by merging a newly formed subsidiary with and into El Portal. The acquisition price, excluding assumed debt, was approximately $16.9 million. The acquisition was funded with cash from the Company's Senior Credit Facility. It will be accounted for under the purchase method with the purchase price allocated to the acquired assets and assumed liabilities based on fair market value.

         The Senior Credit Facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions. The Company was in compliance with all covenants as of October 28, 2000.

         The Company plans to use the Senior Credit Facility for its immediate and future working capital needs, including capital expenditures. For 1999, the peak borrowings and letters of credit outstanding under the Senior Credit Facility were $47.7 million and $52.6 million, respectively. The peak time of year is October through December for borrowings and August through September for letters of credit. The Company is dependent on the Senior Credit Facility to fund working capital and letter of credit needs. Management believes that borrowing capacity under the Senior Credit Facility, together with current and anticipated cash flow from operations, should be adequate to meet the Company's anticipated working capital and capital expenditure requirements.

         On January 29, 2000, the Company had $43.9 million of its Senior Notes outstanding. As of October 28, 2000, the Company had reduced the outstanding balance to $30.6 million by repurchasing, at various times, $13.3 million of its Senior Notes.

         The Company entered into a $40.0 million interest rate swap transaction with First Union National Bank (First Union) whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (6.51% at October 28, 2000). The swap is not active during the period of September 14 to December 15, during each year of the agreement. The agreement terminates on August 15, 2001. As of October 28, 2000 the transaction had not had a material impact on the Company's financial position or results of operations.

CASH FLOW ANALYSIS

         Operating activities for the nine months ended October 28, 2000, resulted in cash used of $171.7 million compared to cash used of $106.4 million in 1999. The cash used was primarily the result of the seasonal changes in the Company's current assets and liabilities. The increase in cash used compared to last year is due primarily to increases in inventory during the first nine months of 2000 compared to 1999 to replenish the low inventory levels at year end, to purchase inventory for new store openings and to purchase leather to protect the Company from cost increases due to increased demand for leather.

         Changes in certain balance sheet accounts between January 29, 2000, and October 28, 2000, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company's operations.

         Investing activities for the nine months ended October 28, 2000 totaled $21.8 million and were primarily comprised of capital expenditures for a new point-of-sale system, the renovation of and improvements to existing stores and construction of new stores. Investing activities for the nine months ended October 30, 1999, totaled $16.2 million and were primarily comprised of the renovation of and improvements to existing stores and construction of new stores.

         Net cash provided by financing activities for the nine months ended October 28, 2000 and October 30, 1999 of $69.2 million and $14.4 million, respectively, was primarily provided by borrowings under the Senior Credit Facility and proceeds from issuance of common stock partially offset by repurchasing Senior Notes.

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

         At October 28, 2000, Wilsons Leather had cash and cash equivalents totaling $0.7 million. The effect of a 100 basis point change in interest rates would have an estimated $285,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.

         The Company's Senior Credit Facility carries interest rate risk that is generally related to either LIBOR, dealer commercial paper rate or the prime rate. If any of those rates were to change while Wilsons Leather was borrowing under the facility, interest expense would increase or decrease accordingly. As of October 28, 2000, there was $81.6 million of outstanding borrowings under the Senior Credit Facility and $37.6 million in outstanding letters of credit.

         The Company has no earnings or cash flow exposure due to market risks on its Senior Notes as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At October 28, 2000, Wilsons Leather had fixed rate debt of $30.6 million maturing in August 2004.

         The Company entered into a $40.0 million interest rate swap transaction whereby First Union pays the Company interest at a fixed rate of 11.25%, and the Company pays First Union interest at a commercial paper rate plus 5.37% (6.51% at October 28, 2000). The agreement terminates on August 15, 2001. The effect of a 100 basis point change in interest rates would have an estimated $500,000 pre-tax earnings and cash flow impact, assuming other variables are held constant. The swap is not active during the period of September 14 to December 15, during each year of the agreement.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I., Item 2. of the document for a description of limitations on the payment of dividends.


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

                    4.2 Indenture dated as of August 18, 1997 by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and specimen Certificate of 11 1/4% Series B Senior Notes due 2004.

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

                    10.1 Second Amended and Restated Credit Agreement dated as of October 31, 2000 among Wilsons Leather Holdings Inc. as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Lender and Swing Line Lender (the "Credit Agreement").

                    10.2 Supplemental Security Agreement dated as of October 31, 2000, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders.

                    10.3 Reaffirmation of Guaranty dated as of October 31, 2000, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hill Wilsons, Inc., as parents, and the Individual Store Guarantors that are signatories thereto, in favor of General Electric Capital Corporation.

                    10.4 Joinder Agreement dated as of October 31, 2000, by and between General Electric Capital Corporation, El Portal, Inc., WWT, Inc. and Travelsupplies.com, LLC.

                    10.5 Pledge Amendment dated as of October 31, 2000, by and between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as Agent for the Lenders signatory to the Credit Agreement.

                    10.6 Pledge Agreement WWT, Inc. dated as of October 31, 2000, between WWT, Inc. and General Electric Capital Corporation, individually and as Agent for the Lenders signatory to the Credit Agreement.

                    27.1      Financial Data Schedule

         B. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K during the third quarter ended October 28, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By: /S/
    --------------------------------------------
         Daniel R. Thorson
         Treasurer (principal financial officer)


Date:    December 12, 2000

                                INDEX TO EXHIBITS


EXHIBIT        DESCRIPTION                                                               METHOD OF FILING
NO.            -----------                                                               ----------------
-------
3.1      Amended and Restated Articles of Incorporation of Wilsons The Leather        Incorporated by Reference
         Experts Inc. adopted June 16, 1998 as amended by the Articles of
         Amendment dated February 17, 2000. (1)

3.2      Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16,      Incorporated by Reference
         1998 and January 25, 2000. (1)

4.1      Specimen of common stock certificate. (2)                                    Incorporated by Reference

4.2      Indenture dated as of August 18, 1997 by and among Wilsons The Leather       Incorporated by Reference
         Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and
         specimen Certificate of 11 1/4% Series B Senior Notes due 2004. (3)

4.3      Purchase Agreement dated as of August 14, 1997, by and among Wilsons         Incorporated by Reference
         The Leather Experts Inc., the Subsidiary Guarantors party thereto and
         BancAmerica Securities, Inc. (4)

4.4      Registration Rights Agreement dated as of May 25, 1996, by and among         Incorporated by Reference
         CVS New York, Inc., Wilsons The Leather Experts Inc., the Managers
         listed on the signature pages thereto, Leather Investors Limited
         Partnership I and the Partners on the signature pages thereto. (5)

4.5      Amendment to Registration Rights Agreement dated as of August 12, 1999       Incorporated by Reference
         by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (1)

10.1     Second Amended and Restated Credit Agreement dated as of October 31, 2000    Electronic Transmission
         among Wilsons Leather Holdings Inc. as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital
         Corporation, as Agent, Lender and Swing Line Lender (the "Credit
         Agreement").

10.2     Supplemental Security Agreement dated as of October 31, 2000, by and         Electronic Transmission
         among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital
         Corporation, in its capacity as Agent for Lenders.


10.3     Reaffirmation of Guaranty dated as of October 31, 2000, by Wilsons The       Electronic Transmission
         Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and
         River Hills Wilsons, Inc., as parents, and the Individual Store Guarantors that are signatories thereto, in favor of General Electric Capital
         Corporation.

10.4     Joinder Agreement dated as of October 31, 2000, by and between General       Electronic Transmission
         Electric Capital Corporation, El Portal, Inc. WWT, Inc., and
         Travelsupplies.com, LLC.

10.5     Pledge Amendment dated as of October 31, 2000, by and between River Hills    Electronic Transmission
         Wilsons, Inc. and General Electric Capital Corporation, individually and as Agent for the Lenders signatory to the Credit Agreement.

10.6     Pledge Agreement WWT, Inc. dated as of October 31, 2000, between WWT, Inc.   Electronic Transmission
         and General Electric Capital Corporation, individually and as Agent for the Lenders signatory to the Credit Agreement.

27.1     Financial Data Schedule                                                      Electronic Transmission


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