Form 10-K
period 2001-02-03
WILSONS THE LEATHER EXPERTS INC
filed 2001-05-04
CIK 1016607

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting common equity held by non-affiliates of the registrant was $204,578,049, based on the closing sale price for the common stock on April 2, 2001 as reported by The Nasdaq National Market(R). For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

   The number of shares outstanding of the registrant's common stock, $.01 par value, was 17,040,716 at April 9, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on June 6, 2001 (the Proxy Statement), which will be filed within 120 days after the registrant's fiscal year ended February 3, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K (Form 10-K). (The Compensation Committee Report, the Audit Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        WILSONS THE LEATHER EXPERTS INC.

                                   FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

                               TABLE OF CONTENTS

             DESCRIPTION                                                   PAGE
             -----------                                                   ----
 PART I
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................    17
    Item 3.  Legal Proceedings..........................................    17
    Item 4.  Submission of Matters to a Vote of Security Holders........    17
    Item 4a. Executive Officers of the Registrant.......................    18
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    20
    Item 6.  Selected Financial Data....................................    20
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    23
    Item 7a. Quantitative and Qualitative Disclosures About Market
              Risk......................................................    28
    Item 8.  Financial Statements.......................................    29
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    29
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    30
    Item 11. Executive Compensation.....................................    30
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    30
    Item 13. Certain Relationships and Related Transactions.............    30
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................    31

                                    PART I

   When we refer to "we," "our," "us" or "Wilsons Leather," we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies. Unless otherwise indicated, references to our fiscal year mean the year ended on the Saturday closest to January 31, which for the most recent fiscal year end was February 3, 2001, and references to 2000, 1999, and 1998 refer to the twelve months ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   The information presented in this Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of our control, including those set forth under "--Risk Factors," beginning on page 13 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under "--Risk Factors," as well as the other information and data contained in this Form 10-
K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth under "--Risk Factors" in this section. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to us, are intended to identify such forward-looking statements.

OVERVIEW

   We are the leading specialty retailer of high-quality leather outerwear, apparel and accessories and the leading specialty retailer of travel products and accessories in the United States. Our multiple store formats for each of our concepts are designed to reach a broad customer base with a superior level of customer service. Utilizing our integrated worldwide leather sourcing network and in-house design capabilities, we are consistently able to provide our customers high-quality, fashionable merchandise at attractive prices and minimize fashion risk by reacting quickly to popular and emerging fashion trends and customer preferences and rapidly replenishing fast-selling merchandise.

   At April 14, 2001, we operated a total of 722 stores located in 46 states, the District of Columbia, Guam, Puerto Rico, Canada and the United Kingdom. Our Wilsons Leather concept included 470 mall stores, 77 outlet stores and 31 airport locations. Each year, we supplement our permanent stores with temporary holiday stores during our peak selling season, which totaled 239 in 2000. Our Wilsons Leather mall stores average approximately 2,100 square feet and feature a large assortment of both classic and fashion-forward leather outerwear, apparel and accessories priced as an excellent value to our customers. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 2,400 square feet, and offer a combination of clearance-priced merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 600 square feet, feature travel products as well as leather accessories, and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the world's busiest airports. Our proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons Leather(TM), are positioned to appeal to identified customer lifestyle segments.

   Through our recent acquisitions of Bentley's Luggage and El Portal, we created the leading specialty retail chain of travel products and accessories in the United States. At April 14, 2001, we operated 38 premium travel products and accessories stores under the El Portal and California Luggage Outlet names in five states and Guam and 106 Bentley's Luggage stores in 21 states and Puerto Rico. Our travel stores average approximately 2,700 square feet and feature premium nationally branded merchandise, including Tumi(R), Hartmann(TM), Swiss Army(TM), Travelpro(R), Kenneth Cole(R) and Samsonite(R) as well as our growing assortment of private labels, including El Portal(R), Signature(TM), Bentley's(TM) and Priorities(TM).

   Wilsons House of Suede, Inc., one of our predecessor companies, was founded in the late 1940s and developed a strategy to sell quality leather products at affordable prices to the average consumer. In 1982, CVS acquired Wilsons House of Suede. Following this acquisition, CVS engaged in other strategic acquisitions, and in 1988 it acquired Berman's The Leather Experts, Inc. to become a leading specialty retailer of leather apparel and accessories with expertise in all areas of the leather apparel business. By the time CVS acquired Georgetown Leather Design in 1993, our predecessor companies had grown to more than 500 stores nationally. In May 1996, certain members of our current management participated in a management buyout from CVS, and in May 1997, we completed our initial public offering.

   Over the past few years, we have significantly strengthened our management team to position our company to grow. From 1998, we have increased our net sales from $459.4 million to $636.9 million in 2000, representing a 17.8% compound annual growth rate, while our net income before extraordinary item has increased from $18.2 million to $42.5 million, representing a 53.0% compound annual growth rate.

BUSINESS STRATEGY

   The elements of our business strategy combine to create an assortment of labels and products that appeal to consumers from a broad range of socioeconomic, demographic and cultural profiles. Our differentiated strategy positions us as the leading specialty retailer of leather outerwear, apparel and accessories and of travel products and accessories. The principal elements of our strategy include:

   Pursue Multiple Store Formats. Our distribution network of multiple store formats allows us to specifically tailor our stores with a wide selection of merchandise at multiple price points and to optimize raw materials usage, inventory flow and sales across all formats. We operate our Wilsons Leather stores in malls, outlet centers, airports and on the Internet and our travel stores in malls, outlet centers, tourist and entertainment centers and on the Internet. We also operate temporary holiday stores in malls during our peak selling season to complement our existing store base. These units provide us with opportunities to drive incremental sales, test new markets and further strengthen the Wilsons Leather brand nationally.

   Grow Brand Recognition. Our goal is to extend Wilsons Leather from the nation's leading specialty leather retailer to the nation's leading leather brand and to continue developing our travel stores on a national level. We also intend to promote our proprietary labels and enhance their recognition among consumers. In our Wilsons Leather concept, proprietary labels target specific customer segments: (i) M. Julian and Maxima for fashion-savvy young men and women, (ii) Pelle Studio for the more sophisticated, confident and fashion-aware segment and (iii) Wilsons Leather for the classic, traditional, value-conscious segment. In addition to our national network of stores, we promote the Wilsons Leather brand through a variety of in-store visual presentations, radio and magazine advertising and on our e-commerce sites. From time to time, we also team with celebrities, such as Venus Williams, both to develop and promote our product lines. Our recent acquisitions of El Portal and Bentley's Luggage provide us with the opportunity to showcase our own high-quality proprietary labels such as El Portal, Signature, Bentley's and Priorities alongside global brand leaders such as Tumi, Hartmann, Swiss Army, Travelpro, Kenneth Cole and Samsonite.

   Target a Broad Customer Base and Manage Pricing. Our reputation was built by offering consumers a large selection of high-quality leather products at attractive prices. We merchandise our leather products by using our distinct proprietary labels to tailor price points and levels of sophistication to grow with customers throughout their lives. We specifically target teens and younger adults, ages 15 to 22. If this large and growing segment of the population embraces leather as a fabric rather than as a fashion trend, we believe its members can be captured as long-term customers. Additionally, our travel stores complement the leather products in our Wilsons Leather concept by offering travel products and accessories at various price points designed to appeal to customers of all ages and demographics.

   Expand the Merchandising of Accessories. We are focused on increasing our accessories business within our retail concepts. Through the development of new product styles and other merchandising activities, we plan to utilize accessories as an additional way of attracting customers into our stores. Our accessories business has proven to be less seasonal and is consistently one of the highest margin categories of our stores.

   Capitalize on Worldwide Sourcing Network. We are able to leverage our worldwide sourcing network to benefit both our Wilsons Leather and our travel store concepts. Our staff of in-house designers combines industry experience with the latest fashion trends to produce product lines that are both classic and fashion-forward. We have established strong relationships with suppliers globally and our design team works closely with our suppliers to ensure seamless development of leather colors and finishes. We have a staff of 45 professionals in Pacific Rim countries to ensure that our designs are manufactured quickly with consistent, high-quality standards. Our control of design and sourcing results in shorter lead times than our competitors, reducing inventory requirements and fashion risk and permitting in-season reorders.

   Continue to Enhance Operations. In recent years, we have worked to upgrade and advance our operations to improve profitability. We intend to continue this effort, in part, by fully integrating and consolidating our recently acquired travel stores into a nationally-recognized retailer. We intend to increase efficiencies in both our retail leather and travel concepts through initiatives that include:

  . consolidating our Maple Grove, Minnesota and the El Portal and Bentley's Luggage distribution centers into one distribution center to support the distribution requirements of our travel stores, airport stores and certain accessory styles;

  . integrating the El Portal and Bentley's Luggage management information systems into our state-of-the-art systems;

  . capitalizing on our worldwide sourcing network and volume purchasing power; and

  .  leveraging our expertise in store opening execution and merchandising.

   Leverage Highly Experienced Management Team. We believe our senior management team's experience provides us with the platform necessary to effectively expand our retail concepts, successfully integrate recent acquisitions and grow our sales and profitability. We have hired, and intend to continue to hire, senior level executives to help manage our growth and the development of our retail concepts.

GROWTH STRATEGY

   Based on our established strengths, we are pursuing the following strategies for future growth:

   Open New Stores. We opened a net total of 46 stores in 2000. Over the next three years, we plan to open a net total of approximately 70 to 100 stores each year including approximately 60 to 70 stores under our Wilsons Leather concept and approximately 10 to 30 stores under our travel concept. We believe there is opportunity to significantly grow our travel stores over the next few years. In addition, we continually test extensions of our retail concepts in non-mall locations, such as street locations in metropolitan areas.

   Identify Strategic Acquisition Opportunities. We believe there is a significant growth opportunity in the consolidation of the specialty travel products and accessories markets. Over the past year, we acquired both
El Portal and Bentley's Luggage to become the leading specialty retailer of travel products and accessories. We will continue to consider acquisition opportunities that leverage our existing strengths, present opportunities for economies of scale, broaden our customer base, reduce our seasonality and increase our market share.

   Expand Internationally. We are evaluating opportunities to expand outside of the United States. We believe that in many European and South American countries, the per-capita demand for leather products is much higher than it is in the United States. We also believe the international market remains more fragmented than the market is in the United States, thereby creating an opportunity for us to capitalize on our domestic store base and experience and establish our brand and product offerings on a global basis.

PRODUCT DESIGN AND MERCHANDISING

   We distinctly merchandise for our two major retail concepts: Wilsons Leather stores and travel stores. Our mission across both concepts is to tailor our merchandising to a targeted customer base by offering a broad selection of high-quality merchandise at attractive prices. Our merchandising staff, including buyers and designers, continuously monitors emerging trends and changing consumer preferences and utilizes information provided by our customers to ensure that we maintain a consistent and up-to-date selection of products. To further minimize our inventory risk and maximize our sales performance, our merchandising team utilizes an advanced management information system to test new merchandise in many of our stores before making large commitments and purchase orders with our suppliers.

   Wilsons Leather Stores. Our Wilsons Leather stores offer a large selection of leather outerwear, apparel and accessories, such as gloves, handbags, wallets, briefcases, computer cases, planners, CD cases and belts, at attractive prices. We offer a total of more than 10,200 styles of leather outerwear, apparel and accessories throughout our Wilsons Leather stores.

   We believe that our integrated worldwide sourcing and in-house design capabilities enable us to gain numerous competitive advantages. As new market trends are identified, we make merchandise design decisions to ensure that key features of fashion merchandise are incorporated in future designs. Our in-house design staff will then create and develop merchandise designs to ensure a consistent quality, theme and image. As part of the design process, we also consider the anticipated retail prices and profit margins of the merchandise, the availability of leather and raw materials and the capabilities of the factories that will manufacture the merchandise.

   Some key elements for merchandising Wilsons Leather stores include:

  . identifying customer lifestyle segments based on demographic factors such as age, fashion awareness, purchasing behavior, income, location and ethnicity;

  . building strong brand recognition and utilizing our proprietary labels to target customer lifestyle segments;

  . driving accessories growth through new styles designed to attract customers into our stores; and

  . actively managing pricing to maintain value for the largest possible customer base.

   We believe that the name and reputation of the Wilsons Leather brand assures customers they are purchasing high-quality and fashionable merchandise. Over 90% of the merchandise in Wilsons Leather stores is designed and sold under our proprietary labels, including:

  .  M. Julian (men) and Maxima (women) for the fashion-savvy young consumer;

  . Pelle Studio for the more sophisticated, confident fashion-aware consumer; and

  .  Wilsons Leather for the classic, traditional, value-conscious consumer.

Each of our labels is supplemented with in-store promotions and visual presentations to further emphasize customer lifestyle segmentation. We additionally offer a limited selection of other designer brands such as Kenneth Cole, Andrew Marc(R), Nine West(R) and Bosca(R) in our stores to highlight the value of our proprietary labels.

   Travel Stores. Our travel stores carry a full assortment of merchandise designed to meet the lifestyle requirements of both the frequent traveler and the consumer looking for premium accessories and small leather goods. Core merchandise offerings in our travel stores include a wide selection of travel basics such as luggage, business cases, business accessories, handbags and backpacks. We further complement these core merchandise offerings with products such as watches, sunglasses, pens and jewelry. Throughout our El Portal and Bentley's Luggage stores, we carry a total of approximately 12,000 styles and 4,000 styles, respectively.

   Under our merchandising philosophy, we provide classic products that meet the functional needs of the business traveler, such as luggage and business cases, while also offering the latest in fashion and trend items, such as handbags and sunglasses. We believe that offering fashionable items as well as traditional travel products increases consumer store traffic, in particular repeat customers, and attracts more female customers than other retailers in the travel products industry. Our merchandise assortment, depending on travel store format, includes a collection of top selling products from the world's premier travel and accessory brands, including Tumi, Travelpro, Hartmann, Kenneth Cole, Brighton, Dooney & Bourke, Zero Halliburton(R), Swiss Army and Samonsite. In addition, we offer a growing assortment of products under our own private labels including El Portal, Signature, Bentley's and Priorities.

   The following table sets forth the Company's percentages of net sales by major merchandise category from 1997 to 2000 including 2000 pro forma results for the acquisition of El Portal and Bentley's Luggage.

                                           PROFORMA
     MERCHANDISE CATEGORY                  2000(/1/) 2000   1999   1998   1997
     --------------------                  --------- -----  -----  -----  -----
     Accessories..........................    30.0%   28.0%  28.6%  28.9%  25.8%
     Women's apparel......................    29.5    35.9   35.7   35.0   35.3
     Men's apparel........................    28.4    34.6   35.7   36.1   38.9
     Travel products......................    12.1     1.5     --     --     --
                                             -----   -----  -----  -----  -----
     Total................................   100.0%  100.0% 100.0% 100.0% 100.0%
                                             =====   =====  =====  =====  =====

--------
(1) The pro forma results give effect to the El Portal and Bentley's Luggage acquisitions as if such acquisitions had occurred on January 30, 2000.

SOURCING AND QUALITY CONTROL

   Wilson Leather Stores. Over our history we have developed strong and long-standing relationships with our manufacturers and hide suppliers. In 2000, approximately 78.5% of our leather products were manufactured by 18 independently owned manufacturing facilities in China. These relationships, coupled with our significant purchase volumes, 3.5 million leather garments in 2000, enable us to achieve economies of scale and, additionally, ensure that we can consistently obtain sufficient manufacturing capacity when needed.

   We believe that our extensive knowledge of the worldwide leather markets is critical in mitigating price fluctuations in the cost of raw leather during times of high volatility. While we do not normally obtain possession of hides, we assist tanneries and factories in sourcing hides from all over the world, ensuring broad access to the marketplace. However, from time to time, we purchase supplies of leather to take advantage of market opportunities to ensure reserves of quality materials at acceptable prices. Raw leather is primarily sourced in the United States, with additional product sourced from South America, Australia, New Zealand, the Middle East and Western Europe. Our buying strategies coupled with our expertise in leather development enable us to purchase entire lots of leather and use varying grades of raw leather in different products, providing us with significant price advantages.

   Our sourcing infrastructure and our strong relationships with our suppliers allow us to effectively control merchandise production without owning manufacturing facilities. Our designers and buyers work closely with our suppliers to identify and develop leather colors and finishes. We have a staff of 45 professionals located in China, India, Indonesia, Hong Kong and South Korea who are primarily responsible for overseeing the production and quality control processes in overseas factories. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to our technical specifications and providing technical assistance and quality control through inspection in the factories.

   Our merchandising department works closely with our overseas personnel to coordinate order fulfillment. Between 1992 and 2000, we reduced our merchandise production cycle from approximately 180 days to approximately 90 days. The reduced merchandise production cycle allows us to control our production needs and reorder faster-selling merchandise during our peak selling season. Our management believes that this strategy results in more efficient inventory management and reduced need for markdowns on merchandise at the end of our peak selling season.

   Travel Stores. Our travel stores depend, in part, upon our ability to offer premium-brand luggage, travel products and accessories to our customers through our strong supplier relationships. Our major suppliers include Tumi, Hartmann, Swiss Army, Travelpro, Kenneth Cole and Samsonite. We estimate that in our fiscal 2001, the top 10 El Portal suppliers will account for over 85% of the merchandise supplied to our El Portal stores and that the top 9 Bentley's Luggage suppliers will account for over 77% of the merchandise supplied to our Bentley's Luggage stores.

STORE FORMATS AND LOCATIONS

   As of April 14, 2001, we operated 722 retail stores located in 46 states, the District of Columbia, Puerto Rico, Guam, Canada and the United Kingdom, including 470 mall stores, 77 outlet stores, 31 airport locations, 38 El Portal stores and 106 Bentley's Luggage stores. We also operate temporary holiday stores during our peak selling season from October through December and maintain four e-commerce sites.

 Store Locations
                       [Map of Store Locations by State]
   * Corporate Headquarters

                 MALL OUTLET AIRPORT TRAVEL TOTAL                MALL OUTLET AIRPORT TRAVEL TOTAL
                 ---- ------ ------- ------ -----                ---- ------ ------- ------ -----
Alabama......      2     2      --     --      4  Nevada........   4     2      --     12     18
                                                  New
Arizona......      5     3      --      4     12  Hampshire.....   5     2      --     --      7
Arkansas.....      1    --      --      1      2  New Jersey....  21     1      --      4     26
California...     58     8       1     16     83  New Mexico....   2    --      --     --      2
Colorado.....      8    --      --     --      8  New York......  33     3      --      1     37
                                                  North
Connecticut..      9    --      --     --      9  Carolina......  11     2       2     --     15
DC...........      1    --       1     --      2  North Dakota..   3    --      --     --      3
Delaware.....      3     1      --      1      5  Ohio..........  24     2       1      2     29
Florida......     10     7       2     43     62  Oklahoma......   3    --      --     --      3
Georgia......     14     2       3      8     27  Oregon........   5     3      --     --      8
Hawaii.......     --    --      --      3      3  Pennsylvania..  21     7       3      6     37
Idaho........      1    --      --     --      1  Rhode Island..   2     1      --      1      4
                                                  South
Illinois.....     32     2       4      5     43  Carolina......   2     2      --     --      4
Indiana......     13    --       1      2     16  South Dakota..   2    --      --     --      2
Iowa.........      6     1      --     --      7  Tennessee.....   9     3      --      3     15
Kansas.......      3    --      --     --      3  Texas.........  23     4       3     --     30
Kentucky.....      4     1      --      1      6  Utah..........   4     1       1     --      6
Louisiana....      5     1      --      2      8  Virginia......  11     2       1      4     18
Maine........      3     1      --     --      4  Washington....  15     1      --     --     16
                                                  West
Maryland.....     13     2       2      4     21  Virginia......   2    --      --      1      3
Massachusetts..   16     2      --      4     22  Wisconsin.....  17     2      --     --     19
Michigan.....     21     3      --      8     32
Minnesota....     12     1       2      3     18  Canada........  --    --       2     --      2
                                                  United
Missouri.....      8     2      --     --     10  Kingdom.......  --    --       2     --      2
Mississippi..     --    --      --      1      1  Guam..........  --    --      --      2      2
Nebraska.....      3    --      --     --      3  Puerto Rico...  --    --      --      2      2
                                                                 ---   ---     ---    ---    ---
                                                  Total......... 470    77      31    144    722
                                                                 ===   ===     ===    ===    ===

 Site Selection and Development

   We utilize a detailed process to identify favorable store locations in existing or new markets. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics. Our site selection criteria include:

  . customer segment and demographic data derived from our point-of-sale network and outside sources;

  . information relating to population density in concentric circles surrounding the mall;

  .  the performance of past holiday stores in the mall;

  .  the proposed location within the mall; and

  . projected profitability, cost, return on investment and cash-flow objectives.

   Our cross-functional review committee approves proposed store projects, including new sites and lease renewals. We continually evaluate our stores to assess the needs for remodeling or the timing of possible closure based on economic factors. We use our knowledge of market areas and rely upon the familiarity of our name and our national reputation with landlords to enhance our ability to obtain prime store locations and negotiate favorable lease terms.

   We maintain a dedicated staff which has extensive experience with opening and closing our temporary holiday stores, which we leverage in our other concepts. Once a site is selected and the lease is executed, we are able to open a store within three days after we are allowed to occupy the space in the mall.

   Our real estate, store planning and executive management teams continually analyze the performance and profitability of our stores and markets to assess the potential for new and replacement stores and to identify underperforming stores. We estimate that our average net investment in our Wilsons Leather permanent mall stores is approximately $300,000 and approximately $350,000 for our outlet stores including inventory and capital investment, net of landlord contributions. We expect these stores to generate a cash return on investment of approximately 20% and have an average discounted payback period of two to three years. In our travel stores, we estimate that our average net investment will be approximately $550,000 including inventory and capital investment, net of landlord contributions. We expect our travel stores to generate a cash return of approximately 15-20% on investment and to have an average discounted payback period of less than three years. We cannot ensure that our future store openings will have similar results to those experienced in the past.

   The following chart highlights the number of stores, by format, opened in each of the last four years and for the current year to date.

                                              MALL  OUTLET AIRPORT TRAVEL TOTAL
                                              ----  ------ ------- ------ -----
     Store Count as of February 1, 1997...... 443      7      11     --    461
     FISCAL YEAR ENDING JANUARY 31, 1998
       Stores opened.........................  15      2       5     --     22
       Stores closed......................... (23)    --      --     --    (23)
                                              ---    ---     ---    ---    ---
       End of year count..................... 435      9      16     --    460
     FISCAL YEAR ENDING JANUARY 30, 1999
       Stores opened.........................  23      5      12     --     40
       Stores acquired (Wallet Works)........  --     40      --     --     40
       Stores closed......................... (20)    (2)     --     --    (22)
                                              ---    ---     ---    ---    ---
       End of year count..................... 438     52      28     --    518
     FISCAL YEAR ENDING JANUARY 29, 2000
       Stores opened.........................  27      8       4     --     39
       Stores closed......................... (21)    (5)     (2)    --    (28)
                                              ---    ---     ---    ---    ---
       End of year count..................... 444     55      30     --    529
     FISCAL YEAR ENDING FEBRUARY 3, 2001
       Stores opened.........................  38     28       2      3     71
       Stores acquired (El Portal)...........  --     --      --     36     36
       Stores closed......................... (14)    (9)     (1)    (1)   (25)
                                              ---    ---     ---    ---    ---
       End of year count..................... 468     74      31     38    611
     FEBRUARY 3, 2001 THROUGH APRIL 14, 2001
       Stores opened.........................   6      7      --     --     13
       Stores acquired (Bentley's Luggage)...  --     --      --    106    106
       Stores closed.........................  (4)    (4)     --     --     (8)
                                              ---    ---     ---    ---    ---
       End of period count................... 470     77      31    144    722
                                              ===    ===     ===    ===    ===

 Store Format

   Wilsons Leather Mall Stores. We operated 470 permanent Wilsons Leather mall stores in the United States. Our mall stores showcase a full range of leather outerwear, apparel and accessories under our proprietary labels. These stores average approximately 2,100 square feet and are located in all types of shopping malls, serving diverse demographics. A typical permanent store will carry a selection of approximately 1,200 different styles of our merchandise.

   We further supplement our permanent stores with temporary holiday stores to better capitalize on our peak selling season, operating 239 holiday stores in 2000. Our temporary holiday stores also provide us the opportunity to test prospective mall locations and are generally located in malls where there is not a permanent Wilsons Leather store. A typical holiday store will carry approximately 800 styles of merchandise.

   Outlet Stores. Our 77 outlet stores are located in 32 states under the names Wilsons Leather Outlet and Wallet Works. To maintain brand image, we generally locate outlet stores in large outlet centers in areas away from our permanent mall stores. Our Wilsons Leather Outlet stores offer clearance items and special outlet-only merchandise as well as certain key in-season products. Wilsons Leather Outlet stores average approximately 3,700 square feet and generally carry approximately 1,600 styles of merchandise. Our Wallet Works stores average 1,400 square feet and carry only accessories. We intend to convert many of the Wallet Works stores to our Wilsons Leather Outlet format and close the other remaining locations over time.

   Airport Stores. We launched our airport stores in an effort to showcase our Wilsons Leather brand and our travel products and accessories. Our 31 airport stores located in the United States, Canada and the United Kingdom play an instrumental role in growing brand awareness, while showcasing our brand and products to millions of travelers who pass by our airport stores each year. These stores average approximately 600 square feet and carry approximately 800 of our best-selling styles.

   Travel Stores. Our 38 El Portal and California Luggage Outlet stores and our 106 Bentley's Luggage stores feature premium-branded travel products and accessories for business travelers and tourists. Our El Portal and California Luggage Outlet stores feature brand names such as Tumi, Coach, Bally, Hartmann, Kenneth Cole, Gucci and Dooney & Bourke while our Bentley's Luggage stores feature brand names such as Tumi, Swiss Army, Travelpro, Dakota, Atlantic and Samsonite. We believe our travel stores will help us reduce overall seasonality because the demand for travel products and accessories tends to occur more evenly throughout the year. Our travel stores average approximately 2,700 square feet in size. Throughout our El Portal and Bentley's Luggage stores, we carry a total of approximately 12,000 and 4,000 styles, respectively.

   E-Commerce. Our e-commerce and web sites, including www.wilsonsleather.com, www.el-portal.com, www.travelsupplies.com and www.bentleys.com, offer an extension of our store experience and are intended to increase brand awareness, strengthen the relationship with our customers, drive customers to shop at our stores, make our products more accessible and facilitate cross-marketing efforts. The e-commerce sites feature key in-season merchandise as well as promotional merchandise. In 2000, we had 950,000 unique visitors at our wilsonsleather.com e-commerce site and achieved $3.5 million in online sales. We plan to continue to invest prudently in the development and maintenance of our online stores and expand our merchandise assortment offerings with the goal of utilizing the Internet as an effective tool for offering our customers another shopping format.

 Store Operations

   Our store operations are organized by store format and by region. The largest of our formats, mall and airport stores, is divided into four regions with each region subdivided into districts. Each district manager is responsible for approximately 15 stores. Individual stores are staffed by a manager, an assistant manager, and a complement of full and part-time sales associates whose numbers fluctuate based upon expected and actual sales results. A typical store manager has an average of over four years of experience with our company. Store managers are responsible for sales and other operations including hiring and associate training, visual display and inventory control. All other aspects of store operations are administered centrally by our corporate offices. Temporary holiday stores have a dedicated staff with the same responsibilities as the staff of our permanent stores. Temporary holiday stores also provide an opportunity to develop and assess the skills of associates being considered for future permanent store management positions. Outlet and travel stores are managed in a similar fashion to our Wilsons Leather stores.

   A core aspect of our corporate culture is to focus on employee training and customer service. We emphasize sales associate training to ensure each associate has knowledge of our merchandise and the customer segments that the various labels are designed to serve. Our associates receive on-going training in the unique properties of leather and appropriate methods of care for the various leather finishes and in the product specifications and details of our nationally branded travel products. In addition, we train associates to perform minor repairs in the store for the customer free of charge.

   We regularly evaluate our customer service performance through customer comment cards, direct surveys of customers who return merchandise and mall intercept and telephone interviews. We also periodically hold customer focus groups. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.

DISTRIBUTION

   Merchandise for our Wilsons Leather stores is shipped directly from merchandise vendors or overseas manufacturers to distribution centers located in Brooklyn Park, Minnesota and Maple Grove, Minnesota. In addition, we currently use the warehouse facilities of El Portal and Bentley's Luggage to service our travel stores.

   We own a 289,000 square foot distribution center located in Brooklyn Park, Minnesota, which is equipped with automated, garment-sorting equipment and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 10% to 15% of the merchandise received in the distribution center is sent directly to our stores through cross-docking, which allows for minimal handling and storage. Additional merchandise is stored in the distribution center to replenish stores with key styles and to build inventory for the peak selling season. Through the integration of merchant and distribution systems, we are able to replenish goods frequently to ensure that stores maintain an appropriate level of inventory.

   We have a five-year lease, which will expire in 2003, for a 45,600 square foot facility that supports the distribution requirements of our airport stores and certain accessory styles. The facility is located in Maple Grove, Minnesota approximately two miles from the distribution center in Brooklyn Park, Minnesota. From time to time, we also use third-party distribution centers on the West Coast during our peak selling season. We are actively seeking an additional permanent distribution facility on the West Coast to consolidate the distribution of our travel products and accessories.

MARKETING AND ADVERTISING

   We pursue distinct marketing strategies for our Wilsons Leather and travel store concepts.

   Wilsons Leather Stores. Our marketing strategy is to position Wilsons Leather as the leading global fashion leather brand, capitalizing on our position as the leading specialty retailer of leather outerwear, apparel and accessories in the United States. Through compelling fashion photo imagery in our stores and store fronts, the Wilsons Leather brand identity and current fashion trends are communicated effectively to customers. Our airport stores showcase the Wilsons Leather brand to millions of travelers annually in some of the busiest airports in the world. Our e-commerce sites make our merchandise more accessible to customers, increase brand awareness and facilitate cross-marketing efforts with our brick-and-mortar stores.

   Marketing to a customer's lifestyle supports our proprietary label collections. Each label targets specific lifestyles and offers apparel and accessories ranging from classic to fashion-forward. Targeting the 30 million Americans currently between 15 and 22 years old is a key marketing initiative. Those consumers are the first wave of Generation Y, which is expected to peak at 79 million in 2010. Becoming "top of mind" as they mature will be important to our future success.

   Advertising media efforts focus on national teen fashion magazines, promotional radio and professional sports marketing. In addition, we have teamed with tennis star Venus Williams to create and promote the Venus Williams Collection of spring and fall leather apparel. We believe cross-channel brand marketing will be a key driver in our future success. By leveraging our various selling formats--malls, outlets, airports and our e-commerce sites--we intend to strengthen Wilsons Leather in the marketplace as the fashion leather leader and world brand.

   Travel Stores. We intend to apply El Portal's marketing programs and strategies to our newly acquired Bentley's Luggage travel stores, with a goal of establishing our travel stores as a premier national specialty retailer of travel products and accessories. We maintain an extensive image advertising program, which characterizes the lifestyles and aspirations of our target customers. This imagery focuses on exotic travel destinations as well as a luxury standard of living.

   Our print advertising consists of newspapers such as The Wall Street Journal Weekend Edition and The New York Times, which provide a base of strong brand awareness across the country in order to reach the highly mobile business traveler. We also seek to feature our products in local fashion lifestyle magazines such as Style,

Angeleno, Decor & Style, Las Vegas Life, San Francisco Life and Arizona Trends. In addition, twice each year we mail our "magalog," Passages, which features a combination of merchandise images as well as articles on travel destinations and lifestyle features, to more than 200,000 existing and potential customers. We are also featured in travel literature such as American Airlines Inflight Magazine, Hawaii Guidebook and Las Vegas Guidebook as well as Japanese language publications such as JTB Traveler.

   We further supplement these marketing efforts with smaller, targeted mailings around events such as Valentine's Day and Mother's Day as well as a holiday mailing in November, and through a wide variety of collaborative events such as joint promotions with credit cards, premier screenings of films, celebrity appearances and event sponsorships, and charitable fundraising activities.

MANAGEMENT INFORMATION SYSTEMS

   Since 1997, we have invested more than $20 million in improving our management information systems, completing the replacement of major operating platforms in the functional areas of merchandising, finance, human resources, manufacturing, and store point-of-sale and back-office systems. These systems provide all levels of our organization access to information, powerful analytical tools to improve our understanding of sales and operating trends and the flexibility needed to anticipate future business needs. We believe that our current systems, which are fully scalable to accommodate future growth, are adequate to meet our growth and expansion plans over the next several years.

   Our point-of-sale and back-office systems have been designed to, among other things, free store employees' time so that they can focus on serving our customers. Our point-of-sale system gives each store the ability to view inventory at other store locations, automates store operations, human resource and inventory management documentation and enables customer information collection. On a daily basis, we obtain sales and inventory data from stores, facilitating merchandising decisions regarding the allocation of inventory, pricing and inventory levels. Our connection to our overseas product sourcing offices provides both field management and home office personnel access to pertinent business information. The continuous flow of information to and from our overseas personnel permits us to better control inventory, plan manufacturing capacity, regulate merchandise flow and ensure product consistency among manufacturers.

COMPETITION

   The retail leather outerwear, apparel and accessories industry is both highly competitive and fragmented. We believe that the principal bases upon which we compete are selection, style, quality, price, value, store location and service. We compete with a broad range of other retailers including specialty retailers, department stores, mass merchandisers and discounters and other retailers of leather apparel and accessories.

   The travel products market is also highly competitive and fragmented. We believe that the principal bases upon which we compete are brand name, advertising, product innovation, product quality, product styling and features, access to established distribution channels, number of new product offerings, service and price. In addition to companies in the business of manufacturing and distributing luggage products, we compete with various large retailers who purchase private label luggage directly from manufacturers.

TRADEMARKS

   We conduct our business under various trade names, brand names, trademarks and service marks in the United States, including M. Julian(R), Maxima(R), Pelle Studio(R), Wilsons The Leather Experts(TM), Tannery West(R), Georgetown Leather Design(R), WalletWorks(TM), Wilsons Leather(TM), Handcrafted by Wilsons The Leather Experts(TM), Vintage by Wilsons The Leather Experts(TM), Day Partner(TM), El Portal(R), California Luggage Outlet CLO and Design(R), Bentley's (TM), Bentley's Luggage & Gifts and design(R), Bentley's Travelware and design(TM) Bentley's Executive and design(TM), Mark Phillip(R), Midnite(R), Mirage(R), Signature(TM) and Priorities(TM), and we have registered several tradenames and trademarks in England.

EMPLOYEES

   As of April 14, 2001, we had approximately 6,240 associates, including approximately 965 associates added as a result of the Bentley's Luggage acquisition. During our peak selling season from October through December, we employ approximately 4,000 additional seasonal associates. We consider our relationships with our associates to be good. None of our associates are governed by collective bargaining agreements.

RISK FACTORS

 A downturn in the economy may affect consumer purchases of discretionary items, which could adversely affect our sales.

   Our success depends on the sustained demand for both our leather and travel products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. A general slowdown in the economies in which we sell our products or even an uncertain economic outlook could adversely affect consumer spending on our products and, in turn, our sales and results of operations.

 We may not be able to grow our business as planned or manage our growth effectively.

   As a part of our growth strategy, we expect to open a net total of approximately 70 to 100 stores over each of the next three years across all of our store formats. Our future operating results will depend on our ability to successfully execute our growth strategy and to effectively manage a growing business. Our ability to grow our business will be limited if we are unable to:

  . design products, merchandise stores, manage inventory levels and take timely and necessary markdowns;

  .  introduce and expand new selling concepts;

  . identify, negotiate, lease and open stores in suitable locations on a profitable and timely basis;

  .  identify, consummate and integrate strategic acquisitions;

  . ensure the availability of and obtain the necessary capital to operate our business;

  . build, expand, consolidate and upgrade our distribution centers and management information systems in an efficient and timely manner; and

  . hire, train and retain qualified personnel, including management executives and hourly sales associates.

We cannot assure you that we will be able to achieve all or any of these objectives.

 We may have difficulty consummating and integrating acquisitions.

   If we are unable to successfully complete acquisitions or to effectively integrate acquired businesses, our ability to grow our business or to operate our business effectively could be reduced, and our financial condition and operating results could suffer. The consummation and integration of acquisitions by us involve many risks, including the risk of:

  .  diverting management's attention from our on-going business concerns;

  .  obtaining financing on terms unfavorable to us;

  .  diluting our shareholders' equity;

  . entering markets in which we have no direct prior experience, including our recent entry into the specialty travel retail market;

  .  improperly evaluating new services, products and markets;

  . being unable to maintain uniform standards, controls, procedures and policies; and

  .  being unable to integrate new technologies or personnel.

Our failure to effectively consummate acquisitions and integrate newly acquired businesses, including our recent acquisitions of El Portal and Bentley's Luggage, could have a material adverse effect on our financial condition and operating results.

 Our inability to effectively respond to changes in fashion trends and consumer demands could adversely affect our sales.

   Our success depends on our ability to identify fashion and product trends as well as our ability to anticipate, gauge and react swiftly to changes in consumer demand. Our products must remain appealing for a broad range of consumers with diverse and changing preferences and our orders for products must be placed in advance of customer purchases. We cannot assure you that we will be able to identify new fashion trends and adjust our product mix in a timely manner. If we misjudge market preferences, we may be faced with significant excess inventories for some products and missed opportunities for other products.

   In addition, we cannot assure you that consumer sentiment towards and demand for leather will not change or that we will be able to react to any such changes effectively, or at all. Recently, certain countries supplying the hides used to make leather products have experienced outbreaks of certain highly publicized diseases, namely Bovine Spongiform Encephalopathy (BSE or so-called "mad-cow" disease) and hoof-and-mouth disease. Although current scientific evidence suggests that such diseases cannot be communicated to humans through contact with leather products, there can be no assurance that demand for our leather products will not decline as a result of the publicity regarding these diseases, market acceptance of leather products in light of such publicity or new scientific findings with respect to such diseases. If we are unable to anticipate, gauge and respond to changes in demand or if we misjudge fashion trends, our financial condition and operating results could be harmed.

 The seasonality of our business could affect our profitability.

   Since our leather outerwear and apparel products are most often purchased during the holiday season, we experience substantial fluctuations in our sales and profitability. We generate a significant portion of our sales from October through December, 57.5% in 2000, which includes the holiday selling season. We generated 36.1% of our annual sales for 2000 in December. Because our profitability, if any, is historically derived in the fourth quarter, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through December.

   Given the seasonality of our business, misjudgments in fashion trends or unseasonably warm or severe weather during our peak selling season could have a material adverse effect on our business, financial condition and results of operations. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including:

  .  merchandise mix offered during the peak selling season;

  . the timing and level of markdowns and promotions during the peak selling season;

  .  the net sales contributed by holiday stores;

  .  the timing of certain holidays; and

  . the number of shopping days and weekends between Thanksgiving and Christmas.

 We could have difficulty obtaining merchandise from our foreign suppliers.

   We import our leather garments and accessories from independent foreign contract manufacturers located primarily in the countries of China, Indonesia and India. We do not have long-term contracts or formal supply arrangements with our contract manufacturers. In 2000, of the 90% of our leather garments contracted for manufacture, we sourced more than 87% from contract manufacturers located in The People's Republic of China, which currently has Most Favored Nation (MFN) trading status with the United States. China's MFN status must be renewed annually and there can be no assurance that China's MFN status will be renewed as political conditions in, and relations between, the United States and China evolve. Additionally, in 2000, of the leather garments that we contracted for manufacture, approximately 8% and 5% were from Indonesia and India, respectively. Trade relations with China, Indonesia and India have traditionally been unstable. If these countries or any other country from which we source goods loses its MFN status, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise. Further, we cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States government, including the likelihood, type, or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to source products will occur. In addition, it will take time for us to transition our sourcing to other countries.

   Certain other risks related to foreign sourcing include:

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

 A loss of a significant supplier or a disruption in product supply in our travel stores could adversely affect our sales.

   Our merchandising strategy in our travel stores depends, in part, upon our ability to offer a broad selection of name brand products to our customers and is, therefore, dependent upon satisfactory and stable supplier relationships. We have no significant long-term contracts for the purchase of merchandise from our suppliers. We estimate that in 2001 the top 10 El Portal suppliers will account for over 85% of the merchandise supplied to our El Portal stores and that the top 9 Bentley's Luggage suppliers will account for over 77% of the merchandise supplied to our Bentley's Luggage stores. Many factors beyond our control could affect the ability of our suppliers to provide us with quality products on a timely basis, including an increased price for or shortage of raw materials or an interruption in or cessation of their manufacturing capacity for any reason. The loss of, or disruption in, supply from any one of our major suppliers, especially during our peak selling season, could have a material adverse effect on our sales.

 A decrease in the availability of leather or an increase in its price could harm our business.

   In 2000, the purchase of leather comprised approximately 60% of our costs of goods sold for leather apparel and 33% of the costs of goods sold for accessories. A number of factors affect the price of leather, including the demand for leather in the shoe, furniture and automobile upholstery industries. In addition, leather supply is influenced by worldwide meat consumption and the availability of hides. Recently, certain leather-supplying countries have experienced highly publicized outbreaks of mad-cow disease and hoof-and-mouth disease. The rapid and ongoing destruction of animals to contain the spread of these diseases may affect leather supply and pricing. Fluctuations in leather supply and pricing, which can be significant, may have a material adverse effect on our business and profitability.

 Changes in customer shopping patterns could harm our sales.

   Most of our stores are located in enclosed shopping malls and regional outlet centers. Our ability to sustain or increase the level of sales depends in part on the continued popularity of malls and outlet centers as shopping destinations and the ability of malls and outlet centers, tenants and other attractions to generate a high volume of customer traffic. Many factors beyond our control may decrease mall traffic including, among other things, economic downturns, the closing of anchor department stores, weather, construction and accessibility to strip malls or alternative shopping formats (such as catalogs or e-commerce). Any changes in consumer preferences and shopping patterns, could adversely affect our financial condition and operating results.

 The high level of competition in our markets may lead to reduced sales and profits.

   The retail leather, apparel and travel products markets are highly competitive and fragmented. We compete with a broad range of other retailers, including other specialty retailers, department stores, mass merchandisers and discounters, many of which have greater financial and other resources. Increased competition may reduce sales, increase operating expenses, decrease profit margins and negatively affect our ability to obtain site locations and sales associates and other employees. There can be no assurance that we will be able to compete successfully in the future and, if we are unable to do so, our financial condition and operating results could be adversely affected.

 The loss of key members of our senior management team could adversely affect our business.

   Our success depends largely on the efforts and abilities of our current senior management team. Their experience and worldwide contacts in the leather and travel products industries significantly benefit us. If we were to lose the benefit of their experience and contacts, our business could be adversely affected. We do not maintain key-man life insurance on any members of our senior management team.

 The instruments governing our outstanding debt place certain restrictions on our operations.

   Covenants contained within our revolving credit facility require us to meet certain financial tests and limit capital expenditures. In addition, certain covenants and restrictions under our revolving credit facility and the indenture governing our 11 1/4% senior notes limit our ability to pay cash dividends or make other distributions, may limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities.

 We rely on third parties for upgrading and maintaining our management information systems.

   The efficient operation of our business is heavily dependent on our information systems. In particular, we rely heavily on the automated sortation system used in our primary distribution center and the merchandise management system used to track sales and inventory. We also rely on a third-party package for our accounting, financial reporting and human resource functions. We depend on our vendors to maintain and periodically upgrade these systems so that these systems continue to support our business as we expand. The software programs supporting our automated sorting equipment and processing our inventory management information were licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade these software programs would disrupt our operations if we were unable to convert to alternate systems in an efficient and timely manner.

 Ownership of our common stock is concentrated.

   Our directors and executive officers beneficially own, in the aggregate, 37.9% of the outstanding shares of our common stock as of April 1, 2001. If these shareholders vote together as a group, they will be able to exert significant control over our business and affairs, including the election of individuals to our board of directors.

They will also be able to significantly affect the outcome of certain actions that require shareholder approval, including the adoption of amendments to our Amended and Restated Articles of Incorporation and the approval of certain mergers, sales of assets and other business acquisitions or dispositions. In addition, the ownership concentration of our stock may limit liquidity and cause shareholders to experience price fluctuations when trading large blocks of our stock.

 The market price for our common stock may be volatile.

   Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price due to:

  .  a decline in any month or quarter of our revenues or earnings;

  .  a decline in any month or quarter of comparable store sales;

  . a deviation in our revenues, earnings or comparable store sales from levels expected by securities analysts;

  .  changes in financial estimates by securities analysts;

  . changes in market valuations of other companies in the same or similar markets; and

  .  any future sales of our common stock or other securities.

In addition, The Nasdaq National Market(R) has experienced extreme volatility that has often been unrelated to the performance of particular companies. Future market fluctuations may cause our stock price to fall regardless of our performance. Such volatility may limit our ability in the future to raise additional capital.

ITEM 2. PROPERTIES

   As of February 3, 2001, we operated 610 leased store locations and one owned store location. Substantially all of our stores were located in shopping malls, outlet malls or airport retail locations. Store leases with third parties are typically five to ten years in duration. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store's annual sales in excess of a specified threshold. Of the 610 Wilsons Leather store leases, an affiliate of CVS guarantees approximately 205 leases, all of which were entered into before the management buyout, and one of the 38 El Portal leases contains guaranty provisions. We have not experienced any significant difficulty in obtaining market leases without a CVS guarantee subsequent to the management buyout.

   On April 13, 2001, we acquired Bentley's Luggage, which operates 106 leased store locations. Bentley's Luggage store leases are typically five to ten years in duration and require us to pay annual minimum rent plus a contingent rent.

   We own our Brooklyn Park distribution center and corporate offices and the land on which they are located. The combined Brooklyn Park distribution center and corporate offices total 343,500 square feet. We also own the Bentley's Luggage corporate offices and distribution center, which are located in Miami, Florida and total 100,000 square feet, and lease the El Portal corporate offices and distribution center, which are located in Las Vegas, Nevada and total 30,500 square feet. We are party to a five-year lease that expires in 2003 with a five-year renewal option for our 45,600 square foot distribution facility in Maple Grove, Minnesota.

ITEM 3. LEGAL PROCEEDINGS

   We are involved in various routine legal proceedings incidental to the conduct of our business. Although the outcome of these matters cannot be determined, we do not believe that any of these legal proceedings will have a material adverse effect on our financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning our executive officers as of April 16, 2001:

             NAME           AGE                         POSITION
             ----           ---                         --------
   Joel N. Waller..........  61 Chairman and Chief Executive Officer
   David L. Rogers.........  58 President and Chief Operating Officer and Director
   John Serino.............  51 Executive Vice President
   John A. Fowler..........  45 Executive Vice President
   Peter G. Michielutti....  44 Senior Vice President and Chief Financial Officer
   Brian R. Bootay.........  47 Vice President
   Donald D. Borsack.......  43 Vice President
   Betty A. Goff...........  44 Vice President
   Jenele C. Grassle.......  41 Vice President
   Jeffrey W. Orton........  45 Vice President
   Arthur J. Padovese......  50 Vice President
   Henry L. Shemmer........  51 Vice President
   Steven R. Waller........  37 Vice President
   Daniel R. Thorson.......  42 Treasurer and Director of Business Planning and Analysis

   Joel N. Waller has served as our Chairman and Chief Executive Officer since April 1992. In 1983, CVS hired Mr. Waller as President of Wilsons Leather, and he served in such capacity until April 1992. Prior to joining Wilsons Leather, Mr. Waller served in several capacities at Bermans the Leather Experts Inc., a specialty leather retailer, including Senior Vice President--General Merchandise Manager from 1980 to 1983, Division Merchandise Manager from 1978 to 1980 and Buyer from 1976 to 1978.

   David L. Rogers has served as our President and Chief Operating Officer since April 1992. In 1988, Mr. Rogers joined Wilsons Leather as Executive Vice President and Chief Operating Officer when Bermans was acquired by Wilsons Leather, and he served in such capacity until April 1992. Mr. Rogers served as Chief Operating Officer of Bermans from 1984 to 1988 and Chief Financial Officer of Bermans from 1980 to 1984.

   John Serino has served as our Executive Vice President responsible for our outlet and travel stores since May, 2000, and served as our Executive Vice President, Store Sales, from March 1998 to April 2000. Prior to rejoining Wilsons Leather, Mr. Serino served as President and Chief Operating Officer of Auto Palace, ADAP Inc., an auto parts retail company, from 1995 to 1998 and as Senior Vice President and Executive Vice President, Sales of Marshalls, Inc., an off-price retailer, from 1992 to 1995. Mr. Serino previously served with Wilsons Leather as President of Tannery West, a former Wilsons Leather upscale leather apparel and accessories division, in 1992 and as Senior Vice President, Stores from 1990 to 1992.

   John A. Fowler has served as our Executive Vice President responsible for our mall, airport, holiday and e-commerce stores since May, 2000, and served as our Vice President, General Merchandise Manager from May 1998 to January 1999, and Overseas Merchant from February 1993 to April 1998. He also served as Vice President, Divisional Merchandise Manager of Tannery West from August 1989 to January 1993 and as General Merchandise Manager of Tannery West from October 1986 to July 1989.

   Peter G. Michielutti has served as our Senior Vice President and Chief Financial Officer since March 2001. Prior to joining Wilsons Leather, Mr. Michielutti held various positions with US Bancorp, a financial institution, from 1998 to 2001, most recently as Executive Vice President of Information Services from 1999 to 2001, and as Senior Vice President of the business operations center and Senior Vice President of the group management office from 1998 to 1999. From 1995 to 1998, Mr. Michielutti held various positions with Fingerhut Companies, Inc., a direct marketing retail business, including Executive Vice President and Chief Operating Officer from 1997 to 1998, and Senior Vice President and Chief Financial Officer from 1995 to 1997. Prior to that he spent 16 years at Household International, Inc. in various finance-related positions.

   Brian R. Bootay has served as our Vice President responsible for real estate and construction since October 2000. Prior to joining Wilsons Leather, Mr. Bootay was Vice President, Leasing at Venator Group Realty Corporation, a subsidiary of Venator Group, Inc., a specialty retailer of athletic footwear and apparel, from October 1996 to October 2000, Senior Vice President, Real Estate at CVS from 1994 to 1996 and Vice President, Real Estate at Filene's Basement, Inc., an off-price specialty retailer, from 1989 to 1994.

   Donald D. Borsack has served as a Vice President since April 2001 and as President of El Portal since its acquisition in October 2000. Mr. Borsack previously served as El Portal's President from August 1991, as General Manager and Director of Personnel from January 1984 to August 1991, and in various store positions from September 1979 to January 1984.

   Betty A. Goff has served as our Vice President responsible for human resources since February 1992 and served as our Director of Executive Recruitment and Placement from October 1987 to February 1992. Prior to joining Wilsons Leather, Ms. Goff served in various human resource management positions with Fingerhut Corporation, a general merchandise catalog retailer and subsidiary of Fingerhut Companies, Inc., from June 1983 to October 1987.

   Jenele C. Grassle has served as our Vice President responsible for merchandising for our mall, airport and holiday stores since July 2000. Prior to joining Wilsons Leather, Ms. Grassle held various positions at Target Corporation, a general merchandise retailer (formerly Dayton Hudson Corporation), from 1988 to 2000 and most recently as Divisional Merchandise Manager from 1994 to 2000.

   Jeffrey W. Orton has served as our Vice President responsible for information systems and logistics since October 1997 and served as our Director of Strategic Analysis from March 1997 to October 1997, and Director of Business Process Reengineering from September 1993 to March 1997. Prior to joining Wilsons Leather, Mr. Orton held various management positions from 1986 to 1993 at United States Shoe Corporation, a manufacturing and retail apparel and footwear company, most recently as Director of Footwear Retail Systems from June 1992 to September 1993.

   Arthur J. Padovese has served as our Vice President responsible for outlets since October 2000. Prior to joining Wilsons Leather, Mr. Padovese was an independent management consultant serving as Acting Chief Operating Officer and Chief Financial Officer at Appraisal Enhancement Services, a property appraisal company, from 1999 to 2000, an investment banker for Green Tree Capital, a financial services company, from 1998 to 2000, and was co-founder of Jungle Adventures International Inc., a developer of entertainment centers for children, in 1998. He also held several positions from 1985 through 1997 at Prints Plus, Inc., a specialty retailer of art prints, framing and other decorative accessories, most recently as President from 1986 to 1997.

   Henry L. Shemmer has served as our Vice President responsible for store sales for our mall, airport and holiday stores since June 2000, and served as our Director, Store Operations from January 1996 to June 2000, and Director, Store Presentation from September 1994 to January 1996. Prior to joining Wilsons Leather, Mr. Shemmer was Vice President, Stores at Carroll Reed, a specialty women's apparel retailer, from 1992 to 1994.

   Steven R. Waller has served as our Vice President responsible for sourcing since January 1999, and served as our Director, Product Development from September 1998 to January 1999. Prior to joining Wilsons Leather, Mr. Waller served in various operations and import positions with G-III, a leather and non-leather apparel manufacturer and distributor, most recently as Director of Imports from March 1987 to September 1998.

   Daniel R. Thorson has served as our Treasurer since May 1996 and as our Director of Business Planning since October 1995. Prior to joining Wilsons Leather, Mr. Thorson held several positions from 1981 through 1995 at Northwest Airlines, Inc., an airline company, most recently as Director of Finance and Administration, Pacific Division, based in Tokyo, Japan from July 1991 to June 1995.

   Joel N. Waller, our Chairman and Chief Executive Officer, is the father of Steven R. Waller, one of our Vice Presidents.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

   Our common stock, $.01 par value, trades on The Nasdaq National Market under the symbol "WLSN." The last reported sale price of our common stock as of April 30, 2001 was $22.13. The table presents the high and low closing market prices from January 31, 1999 through February 3, 2001.

                  QUARTERLY COMMON STOCK PRICE RANGES
           -------------------------------------------------
                  FISCAL QUARTER ENDED          HIGH   LOW
           ----------------------------------- ------ ------
           May 1, 1999........................ $ 7.42 $ 6.00
           July 31, 1999......................  13.42   6.58
           October 30, 1999...................  12.58  10.00
           January 29, 2000...................  12.92  11.54
           April 29, 2000..................... $17.00 $11.69
           July 29, 2000......................  19.44  12.25
           October 28, 2000...................  20.75  14.88
           February 3, 2001...................  17.25  12.13

   There were 52 recordholders of the Company's common stock as of April 30, 2001.

DIVIDENDS

   We have not declared any cash dividends since our inception in May 1996. We currently intend to continue a policy of retaining all earnings to finance the continued growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by our board of directors. Our loan agreements contain certain covenants limiting, among other things, our ability to pay cash dividends or make other distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

   You should read the selected historical consolidated financial data set forth below with "Item 7. --Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements of the Company," beginning on page F-1. The selected historical consolidated financial data as of February 3, 2001, January 29, 2000, January 30, 1999, January 31, 1998 and February 1, 1997, and for the years ended February 3, 2001, January 29, 2000, January 30, 1999 and January 31, 1998 and for the period from inception (May 26, 1996) to February 1, 1997 have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the five months ended May 25, 1996 have been derived from the consolidated financial statements of Wilsons Center, Inc., Rosedale Wilsons, Inc. and their subsidiaries audited by other accountants. The results of operations for the five months ended May 25, 1996 and for the period from inception (May 26, 1996) to February 1, 1997 are not necessarily indicative of the results of operations for the entire year. The selected operating data is unaudited.

         SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND STORE DATA)

                                                                                                   PREDECESSOR
                                                    COMPANY                                       COMPANIES(/1/)
                          ----------------------------------------------------------------------  --------------
                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                            YEARS ENDED                               (MAY 26,
                          ------------------------------------------------------      1996) TO     FIVE MONTHS
                          FEBRUARY 3,    JANUARY 29,     JANUARY 30, JANUARY 31,     FEBRUARY 1,  ENDED MAY 25,
                             2001(/2/)(/3/) 2000            1999        1998            1997           1996
                          -----------    -----------     ----------- -----------     -----------  --------------
STATEMENT OF OPERATIONS
 DATA:
Net sales...............   $636,941       $543,608        $459,372    $418,140        $345,121       $109,640
Gross profit............    247,617        202,868         155,871     135,771         122,990         23,427
Income (loss) from
 operations.............     75,088         59,725          37,711      24,292(/4/)     44,705        (16,163)
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............     42,531         33,058          18,177       7,075          23,906        (11,141)
Net income (loss).......     41,908         30,651(/5/)     18,177      10,838          23,906        (11,141)
Net income per common
 share:
 Basic net income per
  common share:
 Income before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............   $   2.54       $   2.02        $   1.17    $   0.53        $   2.08
 Net income.............   $   2.50       $   1.87        $   1.17    $   0.81        $   2.08
                           --------       --------        --------    --------        --------
 Diluted net income per
  common share:
 Income before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............   $   2.45       $   1.94        $   1.11    $   0.45        $   1.77
 Net income.............   $   2.42       $   1.80        $   1.11    $   0.69        $   1.77
                           --------       --------        --------    --------        --------
Weighted average common
 shares outstanding:
 Basic..................     16,732         16,408          15,536      13,366          11,475
 Diluted................     17,342         17,064          16,381      15,596          13,478
                           --------       --------        --------    --------        --------
SELECTED OPERATING
 DATA:(/6/)
Number of permanent
 stores open at end of
 period.................        611            529             518         460             461            480
Change in comparable
 store sales(/7/).......        4.1%          11.5%            6.3%        0.4%           (2.7%)          3.9%
Net sales per square
 foot for stores open
 entire period..........   $    503       $    478        $    426    $    393              --             --
Total selling square
 footage at end of
 period (in thousands)..      1,350          1,046           1,024         950             971             --
Peak number of holiday
 stores during period...        239            274             265         297             376             --

                                                AT YEAR ENDED
                         ---------------------------------------------------------------
                         FEBRUARY 3,     JANUARY 29, JANUARY 30, JANUARY 31, FEBRUARY 1,
                            2001(/3/)       2000        1999        1998        1997
                         -----------     ----------- ----------- ----------- -----------
BALANCE SHEET DATA:
Working capital.........  $100,664        $126,855    $131,549    $120,205    $ 83,798
Inventories.............   129,412(/8/)     79,221      84,971      77,911      64,919
Total assets............   315,839         272,554     245,391     227,672     172,388
Total debt(/9/).........    30,590          43,890      70,000      75,000      55,811
Shareholders' equity....   176,183         131,207      98,177      72,652      43,465

--------
(1) Prior to the management buyout on May 25, 1996, Wilsons Center, Inc., Rosedale Wilsons, Inc. and their subsidiaries, which we refer to in this Form 10-K as the predecessor companies, were operated as part of CVS. We did not operate as an independent company during that period, and the selected historical consolidated financial data for such period, therefore, may not necessarily reflect the results of operations which would have resulted if we had operated as an independent company during such period.
(2) Our results of operations for the year ended February 3, 2001 consisted of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-K.
(3) Includes the acquisition of El Portal on October 31, 2000, which was accounted for under the purchase method of accounting.
(4) Includes noncash compensation charge of $8.5 million related to the vesting of restricted stock purchased by certain of our employees in connection with the management buyout.
(5) Includes a charge to operations, net of tax, of $1.4 million, resulting from the cumulative effect of the adoption of a new method of accounting for revenue recognition of layaway sales.
(6) Selected operating data as of February 3, 2001 does not include 106 Bentley's Luggage stores acquired subsequent to year end.
(7) A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.
(8) Of the increase in inventories at February 3, 2001, $13.0 million was due to the acquisition of El Portal, $16.0 million was due to the opportunistic purchase of raw materials with the remaining amount related to an 8% increase in the number of stores operated and a planned increase of 6% in inventory per square foot due to lighter than desired inventory levels at the previous year end.
(9) Total debt as of February 1, 1997, includes accrued interest of $3.8 million which became a portion of the principal balance of the $59.6 million note which we issued to CVS in connection with the management buyout.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read with our selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

   Our fiscal year-end is the Saturday closest to January 31. Unless otherwise indicated, references to 2000, 1999 and 1998 in this Form 10-K refer to the twelve months ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

OVERVIEW

   At February 3, 2001, we operated 573 stores under the Wilsons Leather concept using various formats including mall stores, outlet stores and airport locations. In addition, we operated 38 premium travel products and accessories stores under the El Portal and California Luggage Outlet names. On April 13, 2001, we acquired Bentley's Luggage, which operates 106 stores. We also operate temporary holiday stores to better capitalize on our peak selling season from October through December.

   We generate a significant portion of our sales from October through December, 57.5% in 2000, which includes the holiday selling season. During December, we generated 36.1% of our annual sales for 2000. As part of our strategy to improve operating margins and maximize revenue and profitability during nonpeak selling seasons, we have increased the number of outlet and airport locations, which are less seasonal, and modified our product mix to emphasize accessories. To drive accessories growth, we intend to create new styles designed to match our customers' lifestyle needs. Accessories sales, which include luggage, grew as a percentage of sales to 29.5% in 2000 from 24.4% in 1996. We have also recently expanded our business to include the travel-related specialty retail concept with acquisitions of El Portal and Bentley's Luggage.

   Comparable store sales increased 4.1%, 11.5%, and 6.3% in 2000, 1999, and 1998, respectively. Income from operations as a percentage of sales for the three years was 11.8%, 11.0% and 8.2%, respectively. The following table contains selected information for each of our store formats for 2000.

                                               COMPARABLE                   SALES PER
                                   SALES         SALES      AVERAGE SIZE   SQUARE FOOT
                               -------------   ---------- ---------------- -----------
                               (IN MILLIONS)              (IN SQUARE FEET)
      Mall stores.............    $511.4           3.2%        2,100        $  488.0
      Outlet stores (Wilsons
       Leather Outlet and
       Wallet Works)..........      81.2          12.9         2,400           486.0
      Airport stores..........      23.7           4.4           600         1,294.0
      El Portal(/1/)..........      17.1(/1/)       --         3,800           416.0(/2/)
      E-Commerce..............       3.5            --            --              --

--------
(1) Includes sales of El Portal from acquisition date through year end.
(2) Reflects pro forma results as if the El Portal acquisition had occurred on January 30, 2000.

RESULTS OF OPERATIONS

   The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of net sales:

                                                         YEARS ENDED
                                             -----------------------------------
                                             FEBRUARY 3, JANUARY 29, JANUARY 30,
                                                2001        2000        1999
                                             ----------- ----------- -----------
      Net sales.............................    100.0%      100.0%      100.0%
        Costs of goods sold, buying and
         occupancy costs....................     61.1        62.7        66.1
                                                -----       -----       -----
      Gross profit..........................     38.9        37.3        33.9
      Selling, general and administrative
       expenses.............................     25.3        25.0        24.7
      Depreciation and amortization.........      1.8         1.3         1.0
                                                -----       -----       -----
      Income from operations................     11.8        11.0         8.2
      Interest expense, net.................      0.7         0.9         1.7
      Income tax provision..................      4.4         4.0         2.5
                                                -----       -----       -----
      Income before extraordinary item and
       cumulative effect of change in
       accounting principle.................      6.7         6.1         4.0
      Extraordinary loss on early
       extinguishment of debt, net of tax...     (0.1)       (0.2)         --
      Cumulative effect of change in
       accounting principle, net of tax.....       --        (0.3)         --
                                                -----       -----       -----
      Net income............................      6.6%        5.6%        4.0%
                                                =====       =====       =====

 2000 Compared to 1999

   Net sales increased 17.2% to $636.9 million in 2000 from $543.6 million in 1999. The $93.3 million increase was due to: (i) a $19.9 million increase associated with a 4.1% comparable stores sales increase which was the result of sales gains in all core businesses, with particularly strong increases in Wilsons Leather Outlet store sales, which increased 17.6%, and (ii) a $73.4 million increase in non-comparable store sales due to 71 new store openings and the annualized effect of 1999 store openings offset by 25 store closings during 2000.

   We opened 71 stores, acquired 36 stores, and closed 25 stores in 2000 compared to 39 store openings and 28 store closings in 1999. As of February 3, 2001, we operated 611 stores compared to 529 at January 29, 2000. Our selling square footage increased 29.1% to 1,350,000 from 1,046,000 in 1999. We operated 239 holiday stores during the 2000 holiday season compared to 249 holiday stores and 25 kiosks during the prior year holiday season.

   Costs of goods sold, buying and occupancy costs decreased to 61.1% of net sales, from 62.7% of net sales in 1999. Stronger product mark-up related to a higher mix of fashion merchandise and a lower markdown rate due to strong comparable store sales produced a 1.3 point improvement in gross margin net of buying and occupancy costs compared to 1999. Our inventories are valued under the retail inventory method using the last-in, first-out (LIFO) basis. The difference in inventories between the LIFO and the first-in, first-out (FIFO) methods was not material as of February 3, 2001.

   Selling, general and administrative expenses increased to $161.4 million in 2000 from $136.3 million in 1999, and increased as a percentage of net sales to 25.3% from 25.0%. The increase was primarily due to increased sales promotional costs and increased selling expenses related to the additional stores in 2000.

   Depreciation and amortization increased to $11.2 million from $6.9 million in 1999, and increased as a percentage of net sales to 1.8% from 1.3%. The increase resulted from $32.6 million in capital expenditures for the construction of 71 new stores and the renovation of 45 existing stores.

   As a result of the above, income from operations increased 25.7% to $75.1 million, or 11.8% of net sales, in 2000 from $59.7 million, or 11.0% of net sales, in 1999.

   Net interest expense decreased to $4.2 million from $5.0 million in 1999. The decrease was due to repurchasing $13.3 million of the 11 1/4% senior notes due 2004 during the year.

   The income tax provision increased to $28.4 million from $21.7 million in 1999 due to increased income before income taxes and an increase in the effective tax rate to 40.0% from 39.6%.

   In 2000, we realized a $0.6 million extraordinary loss on the early extinguishment of debt, net of tax, compared to $1.0 million in 1999 due to the 11 1/4% senior notes repurchased.

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

   We opened 39 stores and closed 28 stores in 1999 compared to 40 store openings, the acquisition of 40 stores and 22 store closings in 1998. As of January 29, 2000, we operated 529 stores compared to 518 stores at January 30, 1999. Our selling square footage increased 2.1% to 1,046,000 from 1,024,000 in 1998. We operated 249 holiday stores and 25 kiosks during the 1999 holiday season compared to 215 holiday stores and 50 kiosks during the prior year holiday season.

   Costs of goods sold, buying and occupancy costs decreased to 62.7% of net sales, from 66.1% of net sales, in 1998. Stronger product mark-up related to a higher mix of fashion merchandise and a lower markdown rate due to strong comparable store sales produced a 2.5 point improvement in gross margin net of buying and occupancy costs compared to 1998. Buying and occupancy costs decreased 0.9 points due to the leverage effect of strong sales increases partially offset by operating 11 additional stores and the effect of lease renewals. The difference in inventories between LIFO and FIFO was not material as of January 29, 2000.

   Selling, general and administrative expenses increased to $136.3 million in 1999 from $113.7 million in 1998, and increased as a percentage of net sales to 25.0% from 24.7%. The increase was primarily due to investments in our e-commerce launch of $2.7 million, an increase in write-offs of nonproductive assets and expenses related to closed stores of $1.7 million and an increase in Year 2000 remediation expenses of $0.7 million. Excluding these expenses, our selling, general and administrative expenses would have declined to 24.1% of sales as we were able to leverage other operating expenses.

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

   Net interest expense decreased to $5.0 million from $7.8 million in 1998 due to repurchasing $26.1 million of the 11 1/4% senior notes due 2004 during the year.

   The income tax provision increased to $21.7 million from $11.7 million in 1998 due to increased income before income taxes and an increase in the effective tax rate to 39.6% from 39.2%.

   We realized a $1.0 million extraordinary loss on the early extinguishment of debt, net of tax, in 1999 due to the 11 1/4% senior notes repurchased.

   We also recognized the cumulative effect of a change in accounting principle. A charge to operations of $1.4 million, net of tax, resulted from the adoption of a new method of accounting for revenue recognition of layaway sales.

LIQUIDITY AND CAPITAL RESOURCES

   Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems and increasing capacity for our distribution centers. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through December.

   General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility that provides for borrowings of up to $165.0 million in aggregate principal amount, including an $85.0 million letter of credit subfacility. The maximum amount available under the senior credit facility is limited to 60% of net inventories (which increases to 65% during the months of September and October for inventories of the type that we sold before the acquisitions of El Portal and Bentley's Luggage plus a $7.5 million seasonal advance) less outstanding letters of credit.

   Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.25%, the commercial paper rate plus 1.25% or the "prime" rate. The spreads are subject to change based on our financial results. As of February 3, 2001, we had no borrowings under the senior credit facility and $23.6 million in outstanding letters of credit. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expires in May 2004.

   The senior credit facility contains certain covenants limiting, among other things, our ability to make capital expenditures, pay cash dividends or make other distributions.

   We plan to use the senior credit facility for our immediate and future working capital needs, including capital expenditures and short-term financing of acquisitions. Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We are also currently evaluating opportunities to access the capital markets to replenish working capital depleted in previous acquisitions, as well as finance our other capital needs. For 2000, the peak borrowings and letters of credit outstanding under the senior credit facility were $128.8 million and $57.2 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $68.4 million and $33.9 million, respectively. For 1999, the peak borrowings and letters of credit outstanding under the senior credit facility were $47.7 million and $52.6 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $8.1 million and $28.0 million, respectively. For 1998, the peak borrowings and letters of credit outstanding were $38.4 million and $48.7 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $6.1 million and $27.5 million, respectively.

   On August 18, 1997, we completed a private offering of $75 million of 11 1/4% senior notes due 2004 to certain institutional buyers. Interest on the 11 1/4% senior notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% senior notes mature on August 15, 2004. The 11 1/4% senior notes are callable subsequent to August 15, 2001, at a defined premium. The 11 1/4% senior notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. The indenture governing the 11 1/4% senior notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity.

   During 2000 and 1999, we repurchased $13.3 million and $26.1 million respectively, of our 11 1/4% senior notes. As of February 3, 2001, we had $30.6 million of 11 1/4% senior notes outstanding.

   On March 27, 1998, we repurchased and simultaneously cancelled the warrant issued to CVS for $10.0 million in cash. The warrant had been issued to CVS in the management buyout and had given CVS the right to purchase a total of 2,025,000 shares of our common stock.

   On May 13, 1998, we acquired certain assets of Wallet Works, Inc. for a purchase price of $5.2 million. The purchase enabled us to expand our leather accessories business into outlet malls, a new distribution channel for us.

   On June 16, 1998, we completed the redemption of our outstanding redeemable common stock purchase warrants that had been issued in our initial public offering. The net proceeds to us from the exercise of the warrants were approximately $17.0 million after deducting related costs and expenses.

   During 1999, the underwriters of our initial public offering exercised the outstanding underwriter warrants that were issued to them in connection with the offering. The net proceeds that we received from the exercise of such warrants were approximately $1.2 million.

   We entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union) whereby First Union pays us interest at a fixed rate of 11.25% and we pay First Union interest at a commercial paper rate plus 5.37% (10.78% at February 3, 2001). The agreement terminates on August 15, 2001. The transaction did not have a material impact on our financial position or results of operations.

   On October 31, 2000, we acquired El Portal, a specialty retailer of premium travel products and accessories, for approximately $15.4 million, excluding assumed debt of approximately $13.8 million. The acquisition was funded with cash from working capital and our senior credit facility. On April 13, 2001, we acquired Bentley's Luggage, a specialty retailer of travel products and accessories, for a maximum of $34.0 million, subject to certain post-closing adjustments. The acquisition was funded with cash from working capital and our senior credit facility.

CASH FLOW ANALYSIS

   Operating activities for 2000 resulted in cash provided of $4.9 million compared to cash provided of $64.5 and $21.0 million in 1999 and 1998, respectively. The $4.9 million in cash provided by operating activities in 2000 was primarily a result of net income of $42.5 million, excluding the $0.6 million extraordinary loss on early extinguishment of debt, and offset by the $52.8 million used by changes in various current assets and liabilities.

   Investing activity for 2000 was comprised of $32.6 million in capital expenditures primarily for the construction of new stores, the renovation of and improvements to existing stores, and the implementation of certain new information systems. Capital expenditures for 1999 and 1998 totaled $23.2 and $16.0 million, respectively. For 2001, we expect capital expenditures to be approximately $39.9 million, excluding any costs for additional acquisitions.

   Cash used in financing activities in 2000 was $25.7 million, $13.3 million of which was used to repurchase 11 1/4% senior notes and $13.8 million to pay off long-term debt assumed with the El Portal purchase. Cash used in financing activities in 1999 was $24.6 million, $26.1 million of which was used to repurchase 11 1/4% senior notes partially offset by $2.2 million from the exercise of common stock redeemable purchase warrants issued in our initial public offering and employee stock options. Cash provided by financing activities for 1998 was $2.2 million, comprised of $17.2 million net proceeds from the exercise of common stock redeemable purchase warrants issued in our initial public offering and employee stock options offset by $10.0 million used to repurchase the warrant issued to CVS and $5.0 million used to repurchase 11 1/4% senior notes.

                                                      QUARTER ENDED
                         ----------------------------------------------------------------------------
                          FEB. 3,  OCT. 28,  JULY 29,  APR. 29,  JAN. 29, OCT. 30,  JULY 31,  MAY 1,
                         2001(/1/)   2000      2000      2000      2000     1999      1999     1999
                         --------- --------  --------  --------  -------- --------  --------  -------
                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales............... $381,490  $108,592  $ 56,551  $90,308   $317,335 $97,663   $ 47,267  $81,343
Gross profit............  173,764    36,822     6,918   30,114    143,810  32,939      3,464   22,655
Income (loss) from
 operations.............  103,918    (1,912)  (25,184)  (1,734)    86,533  (1,455)   (21,980)  (3,373)
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   61,052    (2,364)  (15,403)    (754)    51,798  (2,016)   (13,995)  (2,729)
Net income (loss)....... $ 61,052  $ (2,364) $(15,403) $(1,377)  $ 51,798 $(2,135)  $(14,834) $(4,178)
                         ========  ========  ========  =======   ======== =======   ========  =======
Net income (loss) per
 common share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle.............. $   3.62  $  (0.14) $  (0.92) $ (0.05)  $   3.12 $ (0.12)  $  (0.86) $ (0.17)
                         ========  ========  ========  =======   ======== =======   ========  =======
Net income (loss) per
 common share........... $   3.62  $  (0.14) $  (0.92) $ (0.08)  $   3.12 $ (0.13)  $  (0.91) $ (0.26)
                         ========  ========  ========  =======   ======== =======   ========  =======
Net income (loss) per
 diluted share before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle.............. $   3.51  $  (0.14) $  (0.92) $ (0.05)  $   2.98 $ (0.12)  $  (0.86) $ (0.17)
                         ========  ========  ========  =======   ======== =======   ========  =======
Net income (loss) per
 diluted share.......... $   3.51  $  (0.14) $  (0.92) $ (0.08)  $   2.98 $ (0.13)  $  (0.91) $ (0.26)
                         ========  ========  ========  =======   ======== =======   ========  =======

--------
(1)Consisted of a 14-week period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on February 4, 2001, and the adoption did not have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Our exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings, long-term debt obligations and interest rate swap agreement. We do not use derivative financial instruments in our available for sale securities. We are averse to principal loss and ensure the safety and preservation of our investments by limiting default risk and market risk.

   We mitigate default risk by investing in high credit quality securities. Market risk is limited by including only securities with active markets in our portfolio. All short-term investments mature within one year.

   At February 3, 2001, we had cash and cash equivalents totaling $52.1 million. The effect of a 100 basis point change in interest rates would have an estimated $0.1 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

   Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the facility, interest expense would increase or decrease accordingly. As of February 3, 2001, there were no outstanding borrowings under the senior credit facility and $23.6 million in outstanding letters of credit.

   We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At February 3, 2001, we had fixed rate debt of $30.6 million maturing in August 2004.

   We entered into a $40.0 million interest rate swap transaction whereby a financial institution pays us interest at a fixed rate of 11.25%, and we pay the financial institution interest at a commercial paper rate plus 5.37% (10.78% at February 3, 2001). The agreement terminates on August 15, 2001. The effect of a 100 basis point change in interest rates would have an estimated $0.2 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

ITEM 8. FINANCIAL STATEMENTS

   Financial statements required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, we are not required to provide supplementary data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2001 (the Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after February 3, 2001.

   Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated by reference in this Form 10-K is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. For information concerning executive officers and family relationships between any director or executive officer, see "Item 4a. Executive Officers of the Registrant" in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   Incorporated by reference in this Form 10-K is the information appearing under the headings "Election of Directors --Director Compensation" and "Executive Compensation--Summary Compensation Table, --Stock Options, --Option Grants in Last Fiscal Year, --Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values, --Employment Contracts and --Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference in this Form 10-K is the information appearing under the heading "Security Ownership of Principal Shareholders and Management" in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference in this Form 10-K is the information appearing under the heading "Certain Relationships and Related Transactions" in our Proxy Statement.

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

(B) REPORTS ON FORM 8-K:

   We did not file any reports on Form 8-K during the fourth quarter of 2000.

(C) EXHIBITS:

   The following exhibits are filed as part of this Form 10-K for the year ended February 3, 2001.

 EXHIBIT
   NO.                   DESCRIPTION                      METHOD OF FILING
 ------- -------------------------------------------  -------------------------
   2.1   Sale Agreement dated as of May 24, 1996 by
         and among CVS New York, Inc., Wilsons
         Center, Inc. and Wilsons The Leather
         Experts Inc.(/1/)..........................  Incorporated by Reference
   2.2   Agreement and Plan of Merger dated as of
         April 6, 2001 by and among WWT, Inc.,
         Wilsons Acquisition Corporation, Bentley's
         Luggage Corp., the Shareholders of
         Bentley's Luggage Corp. and Bain Capital,
         Inc.(/2/)..................................  Incorporated by Reference
   2.3   Letter Agreement dated April 13, 2001
         regarding Agreement and Plan of Merger by
         and among WWT, Inc., Wilsons Acquisition
         Corporation, Bentley's Luggage Corp. and
         Bain Capital, Inc.(/3/)....................  Incorporated by Reference
   3.1   Amended and Restated Articles of
         Incorporation of Wilsons The Leather
         Experts Inc. adopted June 16, 1998 as
         amended by the Articles of Amendment dated
         February 17, 2000.(/4/)....................  Incorporated by Reference
   3.2   Restated Bylaws of Wilsons The Leather
         Experts Inc. as amended June 16, 1998 and
         January 25, 2000.(/4/).....................  Incorporated by Reference
   4.1   Specimen of common stock
         certificate.(/5/)..........................  Incorporated by Reference

 EXHIBIT
   NO.                   DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
    4.2  Indenture dated as of August 18, 1997 by
         and among Wilsons The Leather Experts
         Inc., the other corporations listed on the
         signature pages thereof, and Norwest Bank
         Minnesota, National Association, including
         specimen Certificate of 11 1/4% Series A
         Senior Notes due 2004 and specimen
         Certificate of 11 1/4% Series B Senior
         Notes due 2004.(/6/)......................   Incorporated by Reference
    4.3  Purchase Agreement dated as of August 14,
         1997 by and among Wilsons The Leather
         Experts Inc., the Subsidiary Guarantors
         party thereto and BancAmerica Securities,
         Inc.(/7/).................................   Incorporated by Reference
    4.4  Registration Rights Agreement dated as of
         May 25, 1996 by and among CVS New York,
         Inc., Wilsons The Leather Experts Inc.,
         the Managers listed on the signature pages
         thereto, Leather Investors Limited
         Partnership I and the Partners listed on
         the signature pages thereto.(/8/) ........   Incorporated by Reference
    4.5  Amendment to Registration Rights Agreement
         dated as of August 12, 1999 by and among
         Wilsons The Leather Experts Inc. and the
         Shareholders listed on the attachments
         thereto.(/4/).............................   Incorporated by Reference
   10.1  Parent Guaranty dated as of May 25, 1996
         by Wilsons The Leather Experts Inc.,
         Wilsons Center, Inc., Rosedale Wilsons,
         Inc. and River Hills Wilsons, Inc. in
         favor of General Electric Capital
         Corporation.(/9/).........................   Incorporated by Reference
  *10.2  Wilsons The Leather Experts Inc. Amended
         Executive and Key Management Incentive
         Plan.(/10/)...............................   Incorporated by Reference
  *10.3  Wilsons The Leather Experts Inc. 401(k)
         Plan.(/1/)................................   Incorporated by Reference
  *10.4  Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and Joel N. Waller.(/1/).............   Incorporated by Reference
  *10.5  Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and David L. Rogers.(/1/)............   Incorporated by Reference
   10.6  Second Amended and Restated Credit
         Agreement dated as of October 31, 2000
         among Wilsons Leather Holdings Inc., as
         Borrower, the Lenders signatory thereto
         from time to time, as Lenders, and General
         Electric Capital Corporation, as Agent,
         Lender and Swing Line Lender (the "Credit
         Agreement")(/11/).........................   Incorporated by Reference
   10.7  Security Agreement dated as of May 25,
         1996 by Wilsons Leather Holdings Inc. and
         other Grantors listed on the signature
         pages thereto, in favor of General
         Electric Capital Corporation, in its
         capacity as Agent for Lenders.(/1/).......   Incorporated by Reference
   10.8  Supplemental Security Agreement dated as
         of May 24, 1999 by and among Wilsons
         Leather Holdings Inc. and the other
         Grantors listed on the signature pages
         thereto, in favor of General Electric
         Capital Corporation, in its capacity as
         Agent for Lenders.(/12/)..................   Incorporated by Reference

 EXHIBIT
   NO.                   DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
  10.9   Store Guarantors' Guaranty dated as of May
         25, 1996 by Bermans The Leather Experts,
         Inc., Wilsons House of Suede, Inc.,
         Wilsons Tannery West, Inc., the Georgetown
         Subsidiaries that are signatories thereto
         and the Individual Store Subsidiaries that
         are signatories thereto, in favor of
         General Electric Capital
         Corporation.(/13/)........................   Incorporated by Reference
 *10.10  Wilsons The Leather Experts Inc. Amended
         1996 Stock Option Plan.(/5/)..............   Incorporated by Reference
  10.11  Joinder Agreement dated as of May 24, 1999
         by and between the Store Guarantors that
         are signatories thereto and General
         Electric Capital Corporation.(/14/).......   Incorporated by Reference
  10.12  Pledge Agreement dated as of May 24, 1999
         by and between Wilsons Leather of Delaware
         Inc. and General Electric Capital
         Corporation, individually and as agent for
         the lenders signatory to the Credit
         Agreement.(/15/)..........................   Incorporated by Reference
  10.13  Pledge Agreement dated as of May 24, 1999
         between Wilsons International, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(/16/)..   Incorporated by Reference
  10.14  Pledge Agreement dated as of May 25, 1996
         between Wilsons The Leather Experts Inc.
         and General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(/17/)..   Incorporated by Reference
  10.15  Pledge Agreement dated as of May 25, 1996
         between Wilsons Center, Inc. and General
         Electric Capital Corporation, individually
         and as agent for the lenders signatory to
         the Credit Agreement.(/18/)...............   Incorporated by Reference
  10.16  Pledge Agreement dated as of May 25, 1996
         between Rosedale Wilsons, Inc. and General
         Electric Capital Corporation, individually
         and as agent for the lenders signatory to
         the Credit Agreement.(/19/)...............   Incorporated by Reference
  10.17  Pledge Agreement dated as of May 25, 1996
         between River Hills Wilsons, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(/20/)..   Incorporated by Reference
  10.18  Reaffirmation of Guaranty dated as of May
         24, 1999 by Wilsons The Leather Experts
         Inc., Wilsons Center, Inc., Rosedale
         Wilsons, Inc., River Hills Wilsons, Inc.
         and the Store Guarantors listed on the
         signature pages thereto in favor of
         General Electric Capital
         Corporation.(/21/)........................   Incorporated by Reference
  10.19  Amendment No. 2 to Pledge Agreement dated
         as of July 31, 1997, between River Hills
         Wilsons, Inc. and General Electric Capital
         Corporation.(/22/)........................   Incorporated by Reference
  10.20  Joinder Agreement dated as of July 31,
         1997, by and between Wilsons International
         Inc. and General Electric Capital
         Corporation.(/23/)........................   Incorporated by Reference

 EXHIBIT
   NO.                   DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
  10.21  Reaffirmation of Guaranty dated as of July
         31, 1997, by Wilsons The Leather Experts
         Inc., Wilsons Center, Inc., Rosedale
         Wilsons, Inc. and River Hills Wilsons,
         Inc., in favor of General Electric Capital
         Corporation.(/24/)........................   Incorporated by Reference
  10.22  Wilsons The Leather Experts Inc. 1998
         Stock Option Plan.(/25/)..................   Incorporated by Reference
  10.23  Reaffirmation of Guaranty dated September
         24, 1999 by Wilsons The Leather Experts
         Inc., Wilsons Center, Inc., Rosedale
         Wilsons, Inc. and River Hills Wilsons,
         Inc.(/26/)................................   Incorporated by Reference
 *10.24  First Amendment to Employment Agreement
         dated as of April 3, 2000 between Wilsons
         The Leather Experts Inc. and Joel N.
         Waller.(/27/).............................   Incorporated by Reference
 *10.25  First Amendment to Employment Agreement as
         of March 23, 2000 between Wilsons The
         Leather Experts Inc. and David L.
         Rogers.(/28/).............................   Incorporated by Reference
  10.26  Supplemental Security Agreement dated as
         of October 31, 2000, by and among Wilsons
         Leather Holdings Inc. and the other
         Grantors listed on the signature pages
         thereto, in favor of General Electric
         Capital Corporation, in its capacity as
         Agent for Lenders(/29/)...................   Incorporated by Reference
  10.27  Joinder Agreement dated as of October 31,
         2000, by and between the Store Guarantors
         that are signatories thereto and General
         Electric Capital Corporation(/30/)........   Incorporated by Reference
  10.28  Pledge Amendment dated as of October 31,
         2000 by River Hills Wilsons, Inc.(/31/)...   Incorporated by Reference
  10.29  Pledge Agreement dated as of October 31,
         2000 by and between WWT, Inc. and General
         Electric Capital Corporation, individually
         and as agent for the lenders signatory to
         the Credit Agreement(/32/)................   Incorporated by Reference
  10.30  Reaffirmation of Guaranty dated as of
         October 31, 2000 by Wilsons The Leather
         Experts Inc., Wilsons Center, Inc.,
         Rosedale Wilsons, Inc., River Hills
         Wilsons, Inc. and the Store Guarantors
         listed on the signature pages thereto in
         favor of General Electric Capital
         Corporation(/33/).........................   Incorporated by Reference
 *10.31  Wilsons The Leather Experts Inc. Amended
         2000 Long Term Incentive Plan.............   Electronic Transmission
 *10.32  Unqualified Release Agreement dated as of
         November 2, 2000 by and between Lisa
         Stanley and River Hills Wilsons, Inc......   Electronic Transmission
  10.33  Joinder Agreement dated as of October 10,
         2000, by and between Wilsons Leather
         Direct Inc. and General Electric Capital
         Corporation...............................   Electronic Transmission
  21.1   Subsidiaries of Wilsons The Leather
         Experts Inc...............................   Electronic Transmission
  23.1   Consent of Arthur Andersen LLP............   Electronic Transmission

--------
* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
(2) Incorporated by reference to Exhibit 2.1 to the Company's Report of Form 8-K (0-21543) filed with the Commission on April 19, 2001.

(3) Incorporated by reference to Exhibit 2.2 to the Registrant's Report on Form 8-K (0-21543) filed with the Securities and Exchange Commission on April 19, 2001.
(4) Incorporated by reference to the same numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(5) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.
(6) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(7) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(8) Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
(9) Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(10) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the Commission.
(11) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(12) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(13) Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 1O-Q for the quarter ended August 2, 1997 filed with the Commission.
(14) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(15) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(16) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(17) Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(18) Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(19) Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(20) Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(21) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(22) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(23) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(24) Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(25) Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Commission.
(26) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended October 30, 1999 filed with the Commission.

(27) Incorporated by reference to Exhibit 10.27 to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(28) Incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(29) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(30) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(31) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(32) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(33) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilsons The Leather Experts Inc.:

   We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. (a Minnesota corporation) and Subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and Subsidiaries as of February 3, 2001 and
January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 2 to the consolidated financial statements, effective January 31, 1999, the Company changed its method of accounting for layaway sales.

                                          Arthur Andersen LLP

Minneapolis, Minnesota,
March 2, 2001

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             FEBRUARY 3, JANUARY 29,
                                                                2001        2000
                                                             ----------- -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 52,122    $124,926
  Accounts receivable, net..................................    11,640       7,547
  Inventories...............................................   129,412      79,221
  Prepaid expenses and other current assets.................    11,622       9,140
                                                              --------    --------
      Total current assets..................................   204,796     220,834
PROPERTY AND EQUIPMENT, net.................................    82,428      49,587
OTHER ASSETS, net...........................................    28,615       2,133
                                                              --------    --------
      Total assets..........................................  $315,839    $272,554
                                                              ========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 17,803    $ 10,912
  Accrued expenses..........................................    45,999      47,722
  Income taxes payable......................................    38,025      35,345
  Other current liabilities.................................     2,305         --
                                                              --------    --------
      Total current liabilities.............................   104,132      93,979
LONG-TERM DEBT..............................................    30,590      43,890
OTHER LONG-TERM LIABILITIES.................................     4,934       3,478
                                                              --------    --------
      Total liabilities.....................................   139,656     141,347
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 150,000,000 shares
   authorized; 16,885,750 and 16,585,234 shares issued
   outstanding at February 3, 2001 and January 29, 2000,
   respectively.............................................       169         166
  Additional paid-in capital................................    60,495      57,485
  Retained earnings.........................................   115,490      73,582
  Cumulative other comprehensive income (loss)..............        29         (26)
                                                              --------    --------
      Total shareholders' equity............................   176,183     131,207
                                                              --------    --------
      Total liabilities and shareholders' equity............  $315,839    $272,554
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE YEARS ENDED
                                            -----------------------------------
                                            FEBRUARY 3, JANUARY 29, JANUARY 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
NET SALES.................................   $636,941    $543,608    $459,372
COSTS OF GOODS SOLD, BUYING AND OCCUPANCY
 COSTS....................................    389,324     340,740     303,501
                                             --------    --------    --------
    Gross margin..........................    247,617     202,868     155,871
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES.................................    161,363     136,267     113,706
DEPRECIATION AND AMORTIZATION.............     11,166       6,876       4,454
                                             --------    --------    --------
    Income from operations................     75,088      59,725      37,711
INTEREST EXPENSE, net.....................      4,205       4,993       7,815
                                             --------    --------    --------
    Income before income taxes............     70,883      54,732      29,896
INCOME TAX PROVISION......................     28,352      21,674      11,719
                                             --------    --------    --------
    Income before extraordinary item and
     cumulative effect of change in
     accounting principle.................     42,531      33,058      18,177
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
 OF DEBT, net of tax of $410, $626 and
 $0.......................................       (623)       (958)        --
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, net of tax of $950............        --       (1,449)        --
                                             --------    --------    --------
    Net income............................   $ 41,908    $ 30,651    $ 18,177
                                             ========    ========    ========
BASIC NET INCOME PER COMMON SHARE:
  Income before extraordinary item and
   cumulative effect of change in
   accounting principle...................   $   2.54    $   2.02    $   1.17
  Extraordinary loss on early
   extinguishment of debt, net of tax.....      (0.04)      (0.06)        --
  Cumulative effect of change in
   accounting principle, net of tax.......        --        (0.09)        --
                                             --------    --------    --------
    Basic net income per common share.....   $   2.50    $   1.87    $   1.17
                                             ========    ========    ========
    Weighted average common shares
     outstanding..........................     16,732      16,408      15,536
                                             ========    ========    ========
DILUTED NET INCOME PER COMMON SHARE:
  Income before extraordinary item and
   cumulative effect of change in
   accounting principle...................   $   2.45    $   1.94    $   1.11
  Extraordinary loss on early
   extinguishment of debt, net of tax.....      (0.03)      (0.06)        --
  Cumulative effect of change in
   accounting principle, net of tax.......        --        (0.08)        --
                                             --------    --------    --------
    Diluted net income per common share...   $   2.42    $   1.80    $   1.11
                                             ========    ========    ========
    Weighted average common shares
     outstanding--assuming dilution.......     17,342      17,064      16,381
                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 CUMULATIVE
                           COMMON STOCK    ADDITIONAL               OTHER         TOTAL
                         -----------------  PAID-IN   RETAINED  COMPREHENSIVE SHAREHOLDERS'
                           SHARES   AMOUNT  CAPITAL   EARNINGS  INCOME (LOSS)    EQUITY
                         ---------- ------ ---------- --------  ------------- -------------
BALANCE, January 31,
 1998................... 14,298,125  $143   $37,802   $ 34,744      $ (37)      $ 72,652
 Net income.............        --    --        --      18,177        --          18,177
 Other comprehensive
  income-
  Foreign currency
   translation
   adjustment...........        --    --        --         --          (5)            (5)
                                                                                --------
  Comprehensive income..                                                          18,172
                                                                                --------
 Repurchase of CVS
  warrant...............        --    --        --      (9,990)       --          (9,990)
 Stock options
  exercised.............     57,660     1       310        --         --             311
 Exercise of redeemable
  warrants..............  1,894,350    19    17,013        --         --          17,032
                         ----------  ----   -------   --------      -----       --------
BALANCE, January 30,
 1999................... 16,250,135   163    55,125     42,931        (42)        98,177
 Net income.............        --    --        --      30,651        --          30,651
 Other comprehensive
  income-
  Foreign currency
   translation
   adjustment...........        --    --        --         --          16             16
                                                                                --------
  Comprehensive income..                                                          30,667
                                                                                --------
 Stock options
  exercised.............    160,062     1     1,081        --         --           1,082
 Exercise of
  underwriters
  warrants..............    165,000     2     1,187        --         --           1,189
 Shares issued under the
  Company's employee
  stock purchase plan...     10,037   --         92        --         --              92
                         ----------  ----   -------   --------      -----       --------
BALANCE, January 29,
 2000................... 16,585,234   166    57,485     73,582        (26)       131,207
 Net income.............        --    --        --      41,908        --          41,908
 Other comprehensive
  income-
  Foreign currency
   translation
   adjustment...........        --    --        --         --          55             55
                                                                                --------
  Comprehensive income..                                                          41,963
                                                                                --------
 Stock options
  exercised.............    256,398     3     2,496        --         --           2,499
 Shares issued under the
  Company's employee
  stock purchase plan...     44,118   --        514        --         --             514
                         ----------  ----   -------   --------      -----       --------
BALANCE, February 3,
 2001................... 16,885,750  $169   $60,495   $115,490      $  29       $176,183
                         ==========  ====   =======   ========      =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                    FOR THE YEARS ENDED
                                            -----------------------------------
                                            FEBRUARY 3, JANUARY 29, JANUARY 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
OPERATING ACTIVITIES:
 Net income................................  $ 41,908    $ 30,651    $ 18,177
 Adjustments to reconcile net income to net
  cash provided by operating activities-
  Extraordinary loss on early
   extinguishment of debt..................       623         958         --
  Cumulative effect of change in accounting
   principle...............................       --        1,449         --
  Depreciation and amortization............    11,166       6,876       4,454
  Amortization of deferred financing
   costs...................................       460         724       1,111
  Loss (gain) on disposal of assets........      (232)      3,050       1,601
  Deferred income taxes....................     3,716      (4,951)        483
  Changes in operating assets and
   liabilities, net of assets and
   liabilities acquired:
   Accounts receivable.....................    (3,609)     (3,794)        685
   Inventories.............................   (36,973)      7,776      (3,960)
   Prepaid expenses........................      (715)     (2,344)       (996)
   Accounts payable and accrued expenses...   (12,829)      9,442      (1,849)
   Income taxes payable and other
    liabilities............................     1,354      14,646       1,225
                                             --------    --------    --------
    Net cash provided by operating
     activities............................     4,869      64,483      20,931
                                             --------    --------    --------
INVESTING ACTIVITIES:
 Additions to property and equipment and
  other assets.............................   (32,553)    (23,214)    (15,976)
 Acquisitions, net of cash acquired........   (19,376)        --       (5,194)
                                             --------    --------    --------
    Net cash used in investing activities..   (51,929)    (23,214)    (21,170)
                                             --------    --------    --------
FINANCING ACTIVITIES:
 Repayment of long-term debt...............   (27,100)    (26,110)     (5,000)
 Proceeds from sale of common stock and
  exercise of warrants.....................     1,992       2,164      17,192
 Repurchase of CVS warrant.................       --          --       (9,990)
 Other.....................................      (636)       (632)         (4)
                                             --------    --------    --------
    Net cash provided by (used in)
     financing activities..................   (25,744)    (24,578)      2,198
                                             --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS...............................   (72,804)     16,691       1,959
CASH AND CASH EQUIVALENTS, beginning of
 year......................................   124,926     108,235     106,276
                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year.....  $ 52,122    $124,926    $108,235
                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for-
  Interest.................................  $  7,281    $  8,126    $  9,626
                                             ========    ========    ========
  Income taxes.............................  $ 23,619    $ 12,282    $ 11,220
                                             ========    ========    ========
 Noncash investing and financing
  activities-
  Liabilities assumed for acquisitions of
   businesses..............................  $ 35,452    $    --     $    203
                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 3, 2001 AND JANUARY 29, 2000

1. NATURE OF ORGANIZATION AND ACQUISITION

   Wilsons The Leather Experts Inc. (Wilsons Leather), a Minnesota corporation, acquired 100 percent of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies prior to the Management Buyout) in a management-led buyout (the Management Buyout) from CVS New York, Inc. (CVS) (formerly Melville Corporation, the parent company to the Predecessor Companies), a New York corporation. Wilsons Leather and Wilsons Center, Inc. are collectively referred to as the Company. In May 1996, pursuant to a sale agreement between Wilsons Leather and CVS, Wilsons Leather acquired the common stock for (i) $2.0 million, (ii) a 10 percent senior secured subordinated note due December 31, 2000 in the principal amount of $55.8 million, (iii) a warrant to purchase 2,025,000 shares of common stock,
(iv) a warrant to purchase 1,620,000 shares of common stock (reduced by terms of the Restricted Stock Agreement), (v) 6,480,000 shares of common stock, and
(vi) 7,405 shares of preferred stock (Series A Preferred). As part of the Management Buyout, the Leather Investors Limited Partnerships I and II (LILP) in turn purchased from CVS the 6,480,000 shares of common stock and the 7,405 shares of Series A preferred stock for $10.0 million.

   The Company is the leading specialty retailer of quality leather outerwear, accessories, apparel and travel products in the United States. At February 3, 2001, Wilsons Leather operated 611 stores located in 45 states, the District of Columbia, Guam, Canada and the United Kingdom, including 468 Wilsons Leather mall stores, 74 Wilsons Leather outlet stores, 31 airport locations, and 38 premium travel products and accessories stores operating under the El Portal and California Luggage Outlet names. The Company supplemented permanent mall stores with 239, 274 and 265 seasonal stores during its peak selling season from October through December during the years ended February 3, 2001, January 29, 2000 and January 30, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation

   The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

   Wilsons Leather operates in one segment: selling leather outerwear, accessories, apparel and travel-related products. The Company's chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

 Year-end

   Wilsons Leather's fiscal year ends on the Saturday closest to January 31. The periods ended February 3, 2001, January 29, 2000 and January 30, 1999 are referred to herein as fiscal years 2000, 1999 and 1998, respectively. The results of operations for fiscal year 2000 consisted of 53 weeks, as compared to 52 weeks for fiscal years 1999 and 1998.

 Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets, such as accounts receivable and inventory, and the adequacy of certain accrued liabilities. Ultimate results could differ from those estimates.

 Fair values of financial instruments

   The carrying value of the Company's current financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of the Company's long-term debt issued in August 1997 approximated fair value as of February 3, 2001 and January 29, 2000.

 Cash and cash equivalents

   Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist primarily of commercial paper and money market funds. Interest income of $2.8 million, $3.8 million and $3.1 million for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, are included in interest expense, net.

 Inventories

   Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis and approximated first-in, first-out (FIFO) cost as of February 3, 2001 and January 29, 2000.

 Property and equipment

   Property and equipment are stated at cost. Depreciation and amortization of property, equipment and leasehold improvements is computed on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 40 years. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.

 Goodwill

   The excess of acquisition cost over the fair value of net assets acquired are included in other assets in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over periods not exceeding 20 years. Accumulated amortization amounted to approximately $407,000 and $57,000 at February 3, 2001 and January 29, 2000, respectively.

 Long-lived assets

   The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property, equipment, goodwill and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying value to determine if a write-down to recoverable value is necessary. Management believes that there has been no impairment of the Company's long-lived assets.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

 Debt issuance costs

   Debt issuance costs are being amortized over the related debt. Accumulated amortization amounted to approximately $1,046,000 and $782,000 at February 3, 2001 and January 29, 2000, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of income.

 Store opening and closing costs

   New store opening costs are charged to expense as incurred. In the event a store is planned to close before its lease has expired, the total lease obligation less sublease income is provided for in the period the decision to close the store is made.

 Advertising cost

   Advertising costs are charged to operations in the year incurred.

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

 Foreign currency translation

   The functional currency for the Company's foreign store operations (Canada and the United Kingdom) is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders' equity. Transaction gains and losses are reflected in income. The Company did not enter into any hedging transactions during the year ended February 3, 2001.

 Net income per common share

   Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the net income per common share calculations (in thousands):

                                                   FOR THE YEARS ENDED
                                           -----------------------------------
                                           FEBRUARY 3, JANUARY 29, JANUARY 30,
                                              2001        2000        1999
                                           ----------- ----------- -----------
      Net income..........................   $41,908     $30,651     $18,177
                                             =======     =======     =======
      Weighted average common shares
       outstanding........................    16,732      16,408      15,536
      Effect of options granted...........       610         656         559
      Effect of warrants..................       --          --          286
                                             =======     =======     =======
      Weighted average common shares
       outstanding--assuming dilution.....    17,342      17,064      16,381
                                             =======     =======     =======
      Basic net income per common share...   $  2.50     $  1.87     $  1.17
                                             =======     =======     =======
      Diluted net income per common
       share..............................   $  2.42     $  1.80     $  1.11
                                             =======     =======     =======

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

 Recently issued accounting pronouncement

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, becomes effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on February 4, 2001, and the adoption did not have a material effect on the Company's financial position or results of operations.

 Change in accounting method--layaway sales

   Effective January 31, 1999, the Company changed its method of accounting for layaway sales in accordance with recently released Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition in Financial Statements." The SAB was released in December 1999. Historically, the Company has recognized revenue from layaway sales in full upon the initial customer down payment. Under the new accounting method adopted retroactive to January 31, 1999, the Company now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer. The Company recorded an after-tax charge of $1.4 million as the cumulative effect of this change in accounting in the first quarter of 1999. The effect of the change for the year ended January 29, 2000 was to decrease income before extraordinary item and cumulative effect of change in accounting principle by $0.3 million ($0.01 per diluted common share) and net income by $1.7 million ($0.10 per diluted common share).

3. ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following (in thousands):

                                                         FEBRUARY 3, JANUARY 29,
                                                            2001        2000
                                                         ----------- -----------
      Trade receivables.................................   $ 7,154     $ 5,311
      Other receivables.................................     5,748       3,359
                                                           -------     -------
        Total...........................................    12,902       8,670
      Less--Allowance for doubtful accounts.............    (1,262)     (1,123)
                                                           -------     -------
        Total...........................................   $11,640     $ 7,547
                                                           =======     =======

4. INVENTORIES

   Inventories consisted of the following (in thousands):

                                                         FEBRUARY 3, JANUARY 29,
                                                            2001        2000
                                                         ----------- -----------
      Raw materials.....................................  $ 30,716     $14,529
      Finished goods....................................    98,696      64,692
                                                          --------     -------
                                                          $129,412     $79,221
                                                          ========     =======

   Inventories are recorded at the lower of cost or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. Provision for potentially obsolete, irregular or slow moving inventory is made based on management's analysis of inventory levels, future sales forecasts and expected sales prices.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following (in thousands):

                                 FEBRUARY 3, JANUARY 29,
                                    2001        2000
                                 ----------- -----------
      Land......................  $  1,340    $  1,340
      Buildings and
       improvements.............     1,021         858
      Equipment and furniture...    71,711      46,412
      Leasehold improvements....    31,626      13,805
                                  --------    --------
        Total...................   105,698      62,415
      Less--Accumulated
       depreciation and
       amortization.............   (23,270)    (12,828)
                                  --------    --------
        Total...................  $ 82,428    $ 49,587
                                  ========    ========

6. ASSETS

   Other assets consisted of the following (in thousands):

                                                         FEBRUARY 3, JANUARY 29,
                                                            2001        2000
                                                         ----------- -----------
      Goodwill, net.....................................   $24,796     $  443
      Debt issuance costs...............................     1,236      1,673
      Other.............................................     2,583         17
                                                           -------     ------
                                                           $28,615     $2,133
                                                           =======     ======

7. ACCRUED EXPENSES

   Accrued expenses consisted of the following (in thousands):

                                                         FEBRUARY 3, JANUARY 29,
                                                            2001        2000
                                                         ----------- -----------
      Compensation and benefits.........................   $15,225     $17,781
      Taxes other than income taxes.....................     7,646       5,602
      Rent..............................................     5,085       4,028
      Interest..........................................     1,621       2,301
      Other.............................................    16,422      18,010
                                                           -------     -------
                                                           $45,999     $47,722
                                                           =======     =======

8. LONG-TERM DEBT

   The Company issued $75.0 million of 11 1/4 percent senior notes due August 15, 2004 (the Senior Notes). Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. As of February 3, 2001, the Company had reduced the outstanding balance to $30.6 million by purchasing, at various times, approximately $44.4 million of its Senior Notes. For the years ended February 3, 2001 and January 29, 2000, the Company purchased $13.3 million and $26.1 million of Senior Notes, respectively. As a result of repurchasing the Senior Notes in 2000 and 1999, the Company realized an extraordinary loss on the early extinguishment of debt of approximately $623,000 and $958,000, respectively, net of tax.

   The Senior Notes are general unsecured obligations of the Company that rank senior in right of payment to all existing and future subordinated indebtedness of the Company, and rank on equal terms in right of payment

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES with all other current and future unsubordinated indebtedness of the Company. The indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and that place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity.

   A syndicate of banks had provided the Company with a $125.0 million revolving credit agreement (the Revolver) with certain banks which extended through May 2002 and included an $85.0 million letter-of-credit subfacility as of January 29, 2000 (collectively referred to as the Senior Credit Facility). In October 2000, the Company amended the Senior Credit Facility to increase the Revolver to $165.0 million and additionally added a $20 million seasonal over-advance for November 2000 only with interest on the over-advance at 100 basis points over the Senior Credit Facility interest rate. The Senior Credit Facility is collateralized by the Company's inventory. Interest on cash borrowings under the Senior Credit Facility is at LIBOR plus 1.25 percent, the commercial paper rate plus 1.25 percent, or prime. The interest rate is dependent upon the Company's financial results. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month. As of February 3, 2001 and January 29, 2000, there were no cash borrowings under the Revolver, and there was $23.6 million and $20.2 million in letters of credit outstanding, respectively.

   The Senior Credit Facility contains covenants which, among other things, restrict the ability of the Company to, above certain thresholds, incur indebtedness; to make capital expenditures, acquisitions, investments, stock redemptions and dispositions of assets; and to pay dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants. At February 3, 2001, the Company was in compliance with all covenants of the Senior Notes and the Senior Credit Facility.

   The Company entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union), whereby First Union pays the Company interest at a fixed rate of 11.25 percent and the Company pays First Union interest at a commercial paper rate plus 5.37 percent (10.78 percent at February 3, 2001). The agreement terminates on August 15, 2001. The transaction did not have a material effect on the Company's financial position or results of operations.

9. INCOME TAXES

   The income tax provision is comprised of the following (in thousands):

                                                     FOR THE YEARS ENDED
                                             -----------------------------------
                                             FEBRUARY 3, JANUARY 29, JANUARY 30,
                                                2001        2000        1999
                                             ----------- ----------- -----------
      Current:
        Federal.............................   $22,110     $23,896     $10,084
        State...............................     2,526       2,729       1,152
      Deferred..............................     3,716      (4,951)        483
                                               -------     -------     -------
          Total.............................   $28,352     $21,674     $11,719
                                               =======     =======     =======

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

   Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

                                                   FOR THE YEARS ENDED
                                           -----------------------------------
                                           FEBRUARY 3, JANUARY 29, JANUARY 30,
                                              2001        2000        1999
                                           ----------- ----------- -----------
      U.S. federal statutory income tax
       rate...............................    35.0%       35.0%       35.0%
      State income taxes, net of federal
       tax effect.........................     4.0         4.0         4.0
      Other, net..........................     1.0         0.6         0.2
                                              ----        ----        ----
        Effective tax rate................    40.0%       39.6%       39.2%
                                              ====        ====        ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax asset and liability were as follows (in thousands):

                                                         FEBRUARY 3, JANUARY 29,
                                                            2001        2000
                                                         ----------- -----------
      Deferred tax asset:
        Accrued liabilities.............................   $ 5,700     $5,342
        Net operating loss carryforwards................     2,851      1,101
        Intangibles.....................................        --        569
        Allowances......................................       337        438
        Other...........................................       599        387
                                                           -------     ------
          Total.........................................     9,487      7,837
                                                           -------     ------
      Deferred tax liability:
        Inventories.....................................     5,968      5,655
        Property and equipment..........................     3,286      2,680
        Intangibles.....................................       543         --
        Other...........................................       325        184
                                                           -------     ------
          Total.........................................    10,122      8,519
                                                           -------     ------
      Net deferred tax liability........................   $   635     $  682
                                                           =======     ======

10. CAPITAL STOCK

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

 Other warrants

   As part of the Management Buyout, the Company issued to CVS a warrant to purchase 2,025,000 shares of common stock at an exercise price of $.40 per share (the CVS Warrant). The CVS Warrant was immediately

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES exercisable and was to remain exercisable until the tenth anniversary of the date of grant. On March 27, 1998, the Company repurchased the CVS Warrant for $10.0 million in cash and simultaneously canceled the CVS Warrant.

 Stock split

   On February 15, 2000, the board of directors declared a three-for-two stock split. The stock split became effective March 15, 2000 to shareholders of record on February 29, 2000. The common stock share and per share information in the accompanying consolidated financial statements and notes, for all periods presented, reflect the effect of the stock split.

11. STOCK OPTIONS

   The Company has adopted the 1996 option plan, the 1998 stock option plan and the 2000 long term incentive plan (collectively referred to as the Plans), pursuant to which options to acquire an aggregate of 3,500,000 shares of the Company's common stock may be granted.

   The Company's compensation committee is responsible for administering the Company's Plans and approves grants in connection therewith. All outstanding stock options granted since the Company became a publicly held corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of the grant.

   A summary of the status of the Company's Plans at year-end, with the changes during the years ended, is presented in the table below:

                                           FOR THE YEARS ENDED
                         -----------------------------------------------------------
                          FEBRUARY 3, 2001    JANUARY 29, 2000    JANUARY 30, 1999
                         ------------------- ------------------- -------------------
                                    WEIGHTED            WEIGHTED            WEIGHTED
                                    AVERAGE             AVERAGE             AVERAGE
                                    EXERCISE            EXERCISE            EXERCISE
                          SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                         ---------  -------- ---------  -------- ---------  --------
Outstanding, beginning
 of year................ 1,848,446   $ 6.86  1,840,619   $ 5.94  1,694,152   $5.46
  Granted...............   269,200    17.78    323,249    10.78    328,648    7.93
  Exercised.............  (256,398)    5.79   (160,062)    4.76    (57,660)   3.01
  Forfeited.............  (119,131)   10.42   (155,360)    6.32   (124,521)   6.03
                         ---------   ------  ---------   ------  ---------   -----
Outstanding, end of
 year................... 1,742,117   $ 8.45  1,848,446   $ 6.86  1,840,619   $5.94
                         =========   ======  =========   ======  =========   =====
Exercisable, end of
 year................... 1,225,160   $ 6.32    946,378   $ 5.77    549,970   $5.38
                         =========   ======  =========   ======  =========   =====
Weighted average fair
 value of options
 granted................ $    3.91           $    2.48           $    1.91
                         =========           =========           =========

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

   The Company accounts for the Plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                    FOR THE YEARS ENDED
                                            -----------------------------------
                                            FEBRUARY 3, JANUARY 29, JANUARY 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
      Net income:
        As reported........................   $41,908     $30,651     $18,177
                                              =======     =======     =======
        Pro forma..........................    41,153      30,026      17,628
                                              =======     =======     =======
      Diluted net income per common share:
        As reported........................   $  2.42     $  1.80     $  1.11
                                              =======     =======     =======
        Pro forma..........................      2.37        1.76        1.08
                                              =======     =======     =======

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended February 3, 2001, January 29, 2000 and January 30, 1999: weighted average risk-free interest rates of 6.2 percent, 6.1 percent and 4.9 percent, respectively; no expected dividend yields; expected lives of six years, six years and three years, respectively; and expected volatility of 51.7 percent, 39.8 percent and 45.6 percent, respectively.

12. EMPLOYEE BENEFIT PLANS

 401(k) Profit-sharing plan

   The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax-deferred contributions of up to 15 percent of their eligible compensation (10 percent for those employees whose compensation in the previous year exceeded $80,000). For employees who have worked less than three years, the Company matches 25 percent of contributions, up to a maximum of 4 percent of the employee's eligible compensation. For employees who have worked more than three years, the Company matches 50 percent of contributions, up to a maximum of 4 percent of the employee's eligible compensation. The Company may also, at its discretion, make a profit-sharing contribution to the 401(k) plan for each plan year. The Company's contributions vest after five years of service, at age 65 regardless of service or upon the death of the employee.

   The Company's contributions to the 401(k) profit-sharing plan were $2.1 million, $3.8 million and $1.8 million for the years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

 Employee stock purchase plan

   During 1999, the Company adopted an employee stock purchase plan which is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15 percent discount at defined times during the year. The Company has allowed for 375,000 shares of common stock to be distributed under this plan. As of February 3, 2001, 54,155 shares had been issued under the plan.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES

 Leases

   The Company has noncancelable operating leases, primarily for retail stores, which expire through 2016. A limited number of the leases contain renewal options for periods ranging from six months to five years. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals, based on sales. Net rental expense for all operating leases was as follows (in thousands):

                                                     FOR THE YEARS ENDED
                                             -----------------------------------
                                             FEBRUARY 3, JANUARY 29, JANUARY 30,
                                                2001        2000        1999
                                             ----------- ----------- -----------
      Minimum rentals.......................   $48,433     $42,399     $39,363
      Contingent rentals....................     4,515       4,390       3,077
                                               -------     -------     -------
                                                52,948      46,789      42,440
      Less--Sublease rentals................       --         (317)       (543)
                                               -------     -------     -------
        Total...............................   $52,948     $46,472     $41,897
                                               =======     =======     =======

   As of February 3, 2001, the future rental payments due under operating leases and future minimum sublease rental income, excluding lease obligations for closed stores, were as follows (in thousands):

      Fiscal years ending:
        2002........................................................... $ 48,236
        2003...........................................................   44,171
        2004...........................................................   39,015
        2005...........................................................   34,119
        2006...........................................................   30,067
      Thereafter.......................................................   96,948
                                                                        --------
          Total........................................................ $292,556
                                                                        ========

   As of February 3, 2001, approximately 205 of the Company's 612 leases continue to be guaranteed by CVS and one is guaranteed by an officer of El Portal. Any leases entered into subsequent to the Management Buyout will no longer be guaranteed by CVS.

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

 Guarantees

   As of February 3, 2001 and January 29, 2000, the Company had outstanding letters of credit of approximately $23.6 million and $20.2 million, respectively (see Note 8), which were primarily used to guarantee foreign purchase orders.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

14. RELATED-PARTY TRANSACTIONS

   The Company regularly conducts business with G-III, of which a director of Wilsons Leather is the chief executive officer. Purchases from G-III totaled $4.9 million, $5.9 million and $9.4 million for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. The Company believes that transactions with G-III are on terms no less favorable to the Company than those obtainable in arm's-length transactions with unaffiliated third parties.

15. ACQUISITION

   On October 31, 2000, the Company acquired all of the outstanding common shares of El Portal Group, Inc. (El Portal), a specialty retailer of premium travel products and accessories, for approximately $15.4 million, excluding assumed debt of approximately $13.8 million. The acquisition was funded with cash from working capital and the Company's Senior Credit Facility. The Company accounted for the acquisition under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Certain of the liabilities assumed have been recorded based upon preliminary estimates as of the date of the acquisition. The excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill of $24.0 million. Results of operations of El Portal have been included in the accompanying consolidated financial statements since the date of acquisition.

16. SUBSEQUENT EVENTS (UNAUDITED)

   On April 13, 2001, the Company acquired all of the outstanding shares of Bentley's Luggage Corp., a specialty retailer of travel products and accessories, for a maximum of $34.0 million, subject to certain post-closing adjustments. The acquisition was funded with cash from working capital and the Company's Senior Credit Facility. The acquisition will be accounted for under the purchase method of accounting with the purchase price allocated to the acquired assets and assumed liabilities based on their estimated fair market values at the date of acquisition.

                                  SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MAY 4, 2001:

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

                                                  /s/ Peter G. Michielutti
                                          By: _________________________________
                                                   PETER G. MICHIELUTTI,
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                FINANCIAL OFFICER (PRINCIPAL
                                             FINANCIAL AND ACCOUNTING OFFICER)

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MAY 4, 2001 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED:


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

         /s/ Thomas J. Brosig          Director
______________________________________
           THOMAS J. BROSIG

        /s/ Gary L. Crittenden         Director
______________________________________
          GARY L. CRITTENDEN

         /s/ Morris Goldfarb           Director
______________________________________
           MORRIS GOLDFARB

       /s/ Marvin W. Goldstein         Director
______________________________________
         MARVIN W. GOLDSTEIN

                                 Exhibit Index
                                 -------------

 EXHIBIT
   NO.                   DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
    2.1  Sale Agreement dated as of May 24, 1996 by
         and among CVS New York, Inc., Wilsons
         Center, Inc. and Wilsons The Leather
         Experts Inc.(/1/).........................   Incorporated by Reference
    2.2  Agreement and Plan of Merger dated as of
         April 6, 2001 by and among WWT, Inc.,
         Wilsons Acquisition Corporation, Bentley's
         Luggage Corp., the Shareholders of
         Bentley's Luggage Corp. and Bain Capital,
         Inc.(/2/).................................   Incorporated by Reference
    2.3  Letter Agreement dated April 13, 2001
         regarding Agreement and Plan of Merger by
         and among WWT, Inc., Wilsons Acquisition
         Corporation, Bentley's Luggage Corp. and
         Bain Capital, Inc.(/3/)...................   Incorporated by Reference
    3.1  Amended and Restated Articles of
         Incorporation of Wilsons The Leather
         Experts Inc. adopted June 16, 1998 as
         amended by the Articles of Amendment dated
         February 17, 2000.(/4/)...................   Incorporated by Reference
    3.2  Restated Bylaws of Wilsons The Leather
         Experts Inc. as amended June 16, 1998 and
         January 25, 2000.(/4/)....................   Incorporated by Reference
    4.1  Specimen of common stock
         certificate.(/5/).........................   Incorporated by Reference
    4.2  Indenture dated as of August 18, 1997 by
         and among Wilsons The Leather Experts
         Inc., the other corporations listed on the
         signature pages thereof, and Norwest Bank
         Minnesota, National Association, including
         specimen Certificate of 11 1/4% Series A
         Senior Notes due 2004 and specimen
         Certificate of 11 1/4% Series B Senior
         Notes due 2004.(/6/)......................   Incorporated by Reference
    4.3  Purchase Agreement dated as of August 14,
         1997 by and among Wilsons The Leather
         Experts Inc., the Subsidiary Guarantors
         party thereto and BancAmerica Securities,
         Inc.(/7/).................................   Incorporated by Reference
    4.4  Registration Rights Agreement dated as of
         May 25, 1996 by and among CVS New York,
         Inc., Wilsons The Leather Experts Inc.,
         the Managers listed on the signature pages
         thereto, Leather Investors Limited
         Partnership I and the Partners listed on
         the signature pages thereto.(/8/) ........   Incorporated by Reference
    4.5  Amendment to Registration Rights Agreement
         dated as of August 12, 1999 by and among
         Wilsons The Leather Experts Inc. and the
         Shareholders listed on the attachments
         thereto.(/4/).............................   Incorporated by Reference
   10.1  Parent Guaranty dated as of May 25, 1996
         by Wilsons The Leather Experts Inc.,
         Wilsons Center, Inc., Rosedale Wilsons,
         Inc. and River Hills Wilsons, Inc. in
         favor of General Electric Capital
         Corporation.(/9/).........................   Incorporated by Reference
  *10.2  Wilsons The Leather Experts Inc. Amended
         Executive and Key Management Incentive
         Plan.(/10/)...............................   Incorporated by Reference
  *10.3  Wilsons The Leather Experts Inc. 401(k)
         Plan.(/1/)................................   Incorporated by Reference

 EXHIBIT
   NO.                   DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
 *10.4   Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and Joel N. Waller.(/1/).............   Incorporated by Reference
 *10.5   Employment Agreement dated as of May 25,
         1996 between Wilsons The Leather Experts
         Inc. and David L. Rogers.(/1/)............   Incorporated by Reference
  10.6   Second Amended and Restated Credit
         Agreement dated as of October 31, 2000
         among Wilsons Leather Holdings Inc., as
         Borrower, the Lenders signatory thereto
         from time to time, as Lenders, and General
         Electric Capital Corporation, as Agent,
         Lender and Swing Line Lender (the "Credit
         Agreement")(/11/).........................   Incorporated by Reference
  10.7   Security Agreement dated as of May 25,
         1996 by Wilsons Leather Holdings Inc. and
         other Grantors listed on the signature
         pages thereto, in favor of General
         Electric Capital Corporation, in its
         capacity as Agent for Lenders.(/1/).......   Incorporated by Reference
  10.8   Supplemental Security Agreement dated as
         of May 24, 1999 by and among Wilsons
         Leather Holdings Inc. and the other
         Grantors listed on the signature pages
         thereto, in favor of General Electric
         Capital Corporation, in its capacity as
         Agent for Lenders.(/12/)..................   Incorporated by Reference
  10.9   Store Guarantors' Guaranty dated as of May
         25, 1996 by Bermans The Leather Experts,
         Inc., Wilsons House of Suede, Inc.,
         Wilsons Tannery West, Inc., the Georgetown
         Subsidiaries that are signatories thereto
         and the Individual Store Subsidiaries that
         are signatories thereto, in favor of
         General Electric Capital
         Corporation.(/13/)........................   Incorporated by Reference
 *10.10  Wilsons The Leather Experts Inc. Amended
         1996 Stock Option Plan.(/5/)..............   Incorporated by Reference
  10.11  Joinder Agreement dated as of May 24, 1999
         by and between the Store Guarantors that
         are signatories thereto and General
         Electric Capital Corporation.(/14/).......   Incorporated by Reference
  10.12  Pledge Agreement dated as of May 24, 1999
         by and between Wilsons Leather of Delaware
         Inc. and General Electric Capital
         Corporation, individually and as agent for
         the lenders signatory to the Credit
         Agreement.(/15/)..........................   Incorporated by Reference
  10.13  Pledge Agreement dated as of May 24, 1999
         between Wilsons International, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(/16/)..   Incorporated by Reference
  10.14  Pledge Agreement dated as of May 25, 1996
         between Wilsons The Leather Experts Inc.
         and General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(/17/)..   Incorporated by Reference
  10.15  Pledge Agreement dated as of May 25, 1996
         between Wilsons Center, Inc. and General
         Electric Capital Corporation, individually
         and as agent for the lenders signatory to
         the Credit Agreement.(/18/)...............   Incorporated by Reference

 EXHIBIT
   NO.                   DESCRIPTION                      METHOD OF FILING
 ------- ------------------------------------------   -------------------------
  10.16  Pledge Agreement dated as of May 25, 1996
         between Rosedale Wilsons, Inc. and General
         Electric Capital Corporation, individually
         and as agent for the lenders signatory to
         the Credit Agreement.(/19/)...............   Incorporated by Reference
  10.17  Pledge Agreement dated as of May 25, 1996
         between River Hills Wilsons, Inc. and
         General Electric Capital Corporation,
         individually and as agent for the lenders
         signatory to the Credit Agreement.(/20/)..   Incorporated by Reference
  10.18  Reaffirmation of Guaranty dated as of May
         24, 1999 by Wilsons The Leather Experts
         Inc., Wilsons Center, Inc., Rosedale
         Wilsons, Inc., River Hills Wilsons, Inc.
         and the Store Guarantors listed on the
         signature pages thereto in favor of
         General Electric Capital
         Corporation.(/21/)........................   Incorporated by Reference
  10.19  Amendment No. 2 to Pledge Agreement dated
         as of July 31, 1997, between River Hills
         Wilsons, Inc. and General Electric Capital
         Corporation.(/22/)........................   Incorporated by Reference
  10.20  Joinder Agreement dated as of July 31,
         1997, by and between Wilsons International
         Inc. and General Electric Capital
         Corporation.(/23/)........................   Incorporated by Reference
  10.21  Reaffirmation of Guaranty dated as of July
         31, 1997, by Wilsons The Leather Experts
         Inc., Wilsons Center, Inc., Rosedale
         Wilsons, Inc. and River Hills Wilsons,
         Inc., in favor of General Electric Capital
         Corporation.(/24/)........................   Incorporated by Reference
  10.22  Wilsons The Leather Experts Inc. 1998
         Stock Option Plan.(/25/)..................   Incorporated by Reference
  10.23  Reaffirmation of Guaranty dated September
         24, 1999 by Wilsons The Leather Experts
         Inc., Wilsons Center, Inc., Rosedale
         Wilsons, Inc. and River Hills Wilsons,
         Inc.(/26/)................................   Incorporated by Reference
 *10.24  First Amendment to Employment Agreement
         dated as of April 3, 2000 between Wilsons
         The Leather Experts Inc. and Joel N.
         Waller.(/27/).............................   Incorporated by Reference
 *10.25  First Amendment to Employment Agreement as
         of March 23, 2000 between Wilsons The
         Leather Experts Inc. and David L.
         Rogers.(/28/).............................   Incorporated by Reference
  10.26  Supplemental Security Agreement dated as
         of October 31, 2000, by and among Wilsons
         Leather Holdings Inc. and the other
         Grantors listed on the signature pages
         thereto, in favor of General Electric
         Capital Corporation, in its capacity as
         Agent for Lenders(/29/)...................   Incorporated by Reference
  10.27  Joinder Agreement dated as of October 31,
         2000, by and between the Store Guarantors
         that are signatories thereto and General
         Electric Capital Corporation(/30/)........   Incorporated by Reference
  10.28  Pledge Amendment dated as of October 31,
         2000 by River Hills Wilsons, Inc.(/31/)...   Incorporated by Reference
  10.29  Pledge Agreement dated as of October 31,
         2000 by and between WWT, Inc. and General
         Electric Capital Corporation, individually
         and as agent for the lenders signatory to
         the Credit Agreement(/32/)................   Incorporated by Reference

 EXHIBIT
   NO.                   DESCRIPTION                     METHOD OF FILING
 ------- ------------------------------------------  -------------------------
  10.30  Reaffirmation of Guaranty dated as of
         October 31, 2000 by Wilsons The Leather
         Experts Inc., Wilsons Center, Inc.,
         Rosedale Wilsons, Inc., River Hills
         Wilsons, Inc. and the Store Guarantors
         listed on the signature pages thereto in
         favor of General Electric Capital
         Corporation(/33/).........................  Incorporated by Reference
 *10.31  Wilsons The Leather Experts Inc. Amended
         2000 Long Term Incentive Plan.............  Electronic Transmission
 *10.32  Unqualified Release Agreement dated as of
         November 2, 2000 by and between Lisa
         Stanley and River Hills Wilsons, Inc......  Electronic Transmission
  10.33  Joinder Agreement dated as of October 10,
         2000, by and between Wilsons Leather
         Direct Inc. and General Electric Capital
         Corporation...............................  Electronic Transmission
  21.1   Subsidiaries of Wilsons The Leather
         Experts Inc...............................  Electronic Transmission
  23.1   Consent of Arthur Andersen LLP............  Electronic Transmission

--------
* Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
(2) Incorporated by reference to Exhibit 2.1 to the Company's Report of Form 8-K (0-21543) filed with the Commission on April 19, 2001.
(3) Incorporated by reference to Exhibit 2.2 to the Registrant's Report on Form 8-K (0-21543) filed with the Securities and Exchange Commission on April 19, 2001.
(4) Incorporated by reference to the same numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(5) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.
(6) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(7) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(8) Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
(9) Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(10) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the Commission.
(11) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(12) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(13) Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 1O-Q for the quarter ended August 2, 1997 filed with the Commission.
(14) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(15) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.

(16) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(17) Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(18) Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(19) Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(20) Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(21) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(22) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(23) Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(24) Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(25) Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Commission.
(26) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended October 30, 1999 filed with the Commission.
(27) Incorporated by reference to Exhibit 10.27 to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(28) Incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(29) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(30) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(31) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(32) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(33) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.