Form 10-Q
period 2001-05-05
WILSONS THE LEATHER EXPERTS INC
filed 2001-06-19
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 5, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 12, 2001, there were 17,238,596 shares of common stock, $0.01 par value per share, outstanding.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of May 5, 2001,
               February 3, 2001, and April 29, 2000                            3

               Consolidated Statements of Operations for the
               three months ended May 5, 2001 and April 29, 2000               4

               Consolidated Statements of Cash Flows for the
               three months ended May 5, 2001 and April 29, 2000               5

               Notes to Consolidated Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9

     Item 3.   Quanitative and Qualitative Disclosures About Market Risk      12


PART II - OTHER INFORMATION

     Item 2.   Changes in Securities                                          14

     Item 6.   Exhibits and Reports on Form 8-K                               14

     Signature                                                                16

     Index to Exhibits                                                        17

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               ASSETS                       MAY 5,   FEBRUARY 3,   APRIL 29,
                               ------                        2001       2001 *       2000
                                                          ---------   ---------   ---------
                                                         (Unaudited)             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                             $     602   $  52,122   $  71,647
    Accounts receivable, net                                 14,257      11,640       5,642
    Inventories                                             150,601     129,412      84,897
    Prepaid expenses                                         10,606      11,622       6,995
    Deferred income taxes                                        --          --         663
                                                          ---------   ---------   ---------
        Total current assets                                176,066     204,796     169,844

Property and equipment, net                                 100,666      82,428      54,970
Other assets, net                                            41,228      28,615       1,672
                                                          ---------   ---------   ---------
        Total assets                                      $ 317,960   $ 315,839   $ 226,486
                                                          =========   =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                      $  25,595   $  17,803   $  12,058
    Notes payable                                            28,140          --          --
    Accrued expenses                                         35,024      45,999      30,526
    Income taxes payable                                     19,680      38,025      18,934
    Deferred income taxes                                     1,864       2,305          --
                                                          ---------   ---------   ---------
        Total current liabilities                           110,303     104,132      61,518

Long-term debt                                               30,590      30,590      30,590
Other long-term liabilities                                   2,824       4,934       3,504
                                                          ---------   ---------   ---------
        Total liabilities                                   143,717     139,656      95,612
                                                          ---------   ---------   ---------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 150,000,000 shares
      authorized, 17,028,271, 16,885,750 and 16,701,540
      shares issued and outstanding on May 5, 2001,
      February 3, 2001 and April 29, 2000, respectively         170         169         167
    Additional paid-in capital                               62,253      60,495      58,528
    Retained earnings                                       111,812     115,490      72,205
    Cumulative other comprehensive income (loss)                  8          29         (26)
                                                          ---------   ---------   ---------
        Total shareholders' equity                          174,243     176,183     130,874
                                                          ---------   ---------   ---------
        Total liabilities and shareholders' equity        $ 317,960   $ 315,839   $ 226,486
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                           MAY 5,      APRIL 29,
                                                            2001         2000
                                                         ---------    ---------
NET SALES                                                $ 117,477    $  90,308

COSTS AND EXPENSES:
      Cost of goods sold, buying and occupancy costs        81,467       60,194
      Selling, general and administrative expenses          37,046       29,845
      Depreciation and amortization                          4,332        2,003
                                                         ---------    ---------
          Loss from operations                              (5,368)      (1,734)
Interest (income) expense, net                                 762         (477)
                                                         ---------    ---------
          Loss before income taxes                          (6,130)      (1,257)
Income tax benefit                                          (2,452)        (503)
                                                         ---------    ---------
          Loss before extraordinary item                    (3,678)        (754)
Extraordinary loss on early extinguishment
      of debt, net of tax of $410 (Note 4)                      --         (623)
                                                         ---------    ---------
          Net loss                                       $  (3,678)   $  (1,377)
                                                         =========    =========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
      Loss before extraordinary item                     $   (0.22)   $   (0.05)
      Extraordinary loss on early extinguishment
          of debt, net of tax                                   --        (0.03)
                                                         ---------    ---------
      Net loss per common share - basic and diluted      $   (0.22)   $   (0.08)
                                                         =========    =========

Weighted average common shares
    outstanding - basic and diluted                         16,940       16,669
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                    ----------------------
                                                                      MAY 5,      APRIL 29,
                                                                       2001         2000
                                                                    ---------    ---------
OPERATING ACTIVITIES:
    Net loss                                                        $  (3,678)   $  (1,377)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
        Extraordinary loss on early extinguishment of debt                 --          623
        Depreciation and amortization                                   4,489        2,113
        Deferred income taxes                                           2,024           --
        (Gain) loss on disposal of assets                                 206          (72)
        Changes in operating assets and liabilities:
              Accounts receivable, net                                   (948)       1,905
              Inventories                                              (3,895)      (5,676)
              Prepaid expenses                                           (652)       1,482
              Accounts payable and accrued expenses                   (16,878)     (15,977)
              Income taxes payable and other liabilities              (18,652)     (15,588)
                                                                    ---------    ---------
                 Net cash used in operating activities                (37,984)     (32,567)

INVESTING ACTIVITIES:
      Additions to property and equipment                              (8,684)      (7,378)
      Acquisitions                                                    (33,652)          --
      Additions to other noncurrent assets                               (412)          --
                                                                    ---------    ---------
                 Net cash used in investing activities                (42,748)      (7,378)

FINANCING ACTIVITIES:
      Change in notes payable                                          28,140           --
      Proceeds from issuance of common stock, net                       1,095          657
      Repayment of long-term debt                                          --      (13,300)
      Premium paid on debt extinguishment                                  --         (691)
      Other                                                               (23)          --
                                                                    ---------    ---------
                 Net cash provided (used) in financing activities      29,212      (13,334)
                                                                    ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (51,520)     (53,279)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         52,122      124,926
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     602    $  71,647
                                                                    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for-
          Interest                                                  $   2,241    $   2,646
                                                                    =========    =========
          Income taxes                                              $  14,203    $  14,750
                                                                    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       NATURE OF ORGANIZATION

         Wilsons The Leather Experts Inc. (Wilsons Leather), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories, apparel and travel products in the United States. As of May 5, 2001, the Company operated 731 retail stores located in 46 states, the District of Columbia, Guam, Puerto Rico, Canada and the United Kingdom, including 472 mall stores, 80 outlet stores and 35 airport locations under the Wilsons Leather format and 144 premium travel products and accessories stores under the travel store format. The Company supplemented permanent mall stores with 239 seasonal stores during its peak selling season from October through December during the year ended February 3, 2001.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include all accounts of Wilsons Leather and its wholly owned subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

3.       INVENTORIES

         Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. The difference in inventories between LIFO and the first-in, first-out method (FIFO) was not material as of May 5, 2001.

4.       EXTRAORDINARY LOSS

         The Company repurchased $13.3 million of its 11-1/4% senior notes, which are due 2004, in the previous fiscal year. The Company incurred an extraordinary loss, net of tax, of approximately $0.6 million for the early extinguishment of debt.

5.       NET LOSS PER SHARE

         Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                                   Three Months     Three Months
                                                                       Ended           Ended
                                                                    May 5, 2001    April 29, 2000
                                                                   ------------    --------------

     Net loss                                                        $(3,678)         $(1,377)
                                                                   ============    ==============

     Weighted average common shares outstanding - basic
                                                                      16,940           16,669
     Dilutive potential common shares                                    -               -
                                                                   ------------    --------------
     Weighted average common shares outstanding - basic and
       diluted                                                        16,940           16,669
                                                                   ============    ==============

     Basic and diluted net loss per common share                      $(0.22)         $(0.08)
                                                                   ============    ==============

6.       ACQUISITIONS

         On October 31, 2000, the Company acquired all of the outstanding common shares of El Portal Group, Inc. (El Portal), a specialty retailer of premium travel products and accessories, for approximately $15.4 million excluding assumed debt of approximately $13.8 million. The acquisition was funded with cash from working capital and the Company's senior credit facility (as herein defined). On April 13, 2001, the Company acquired all of the outstanding shares of Bentley's Luggage Corp., (Bentley's) a specialty retailer of travel products and accessories, for approximately $34.0 million, subject to certain post-closing adjustments. The acquisition was funded with cash from working capital and the Company's senior credit facility. The Company accounted for both acquisitions under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Certain of the liabilities assumed have been recorded based upon preliminary estimates as of the date of the acquisitions. The excess of the purchase prices over the fair market value of the net assets acquired was allocated to goodwill. Results of operations of El Portal and Bentley's have been included in the accompanying consolidated financial statements since the date of acquisition.

         The following unaudited pro forma information presents the results of operations as if the acquisitions had been completed as of January 30, 2000 (in thousands, except per share amounts):

                                                  Three Months   Three Months
                                                     Ended           Ended
                                                     May 5,        April 29,
                                                      2001           2000
                                                  ------------   ------------

     Revenue                                        $135,726       $124,387
     Net loss before extraordinary item               (6,063)        (1,087)
     Net loss                                         (6,063)        (1,710)

     Net loss before extraordinary item per
       common share - basic and diluted             $  (0.36)      $  (0.07)
     Net loss per common share -
       basic and diluted                               (0.36)         (0.10)

     Weighted average common shares
       outstanding - common and diluted               16,940         16,669

The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or project the Company's future results of operations.

7.       OTHER COMPREHENSIVE INCOME (LOSS)

         The company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments. For the quarter ending May 5, 2001, there was other comprehensive loss of $21K. For the quarter ending April 29, 2000, there was no comprehensive income (loss).

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, becomes effective for the years beginning after June 15, 2000. SFAS No 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company's only derivative instrument was an interest rate swap with First Union National Bank (First Union). The Company adopted SFAS No. 133 on February 4, 2001 and this adoption did not have a material effect on the Company's financial position or results of operations or other comprehensive income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries (Wilsons Leather or the Company) should be read in conjunction with the Company's most recent audited financial statements and related notes included in its 2000 Annual Report on Form 10-K.

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

         At May 5, 2001, we operated a total of 731 stores located in 46 states, the District of Columbia, Guam, Puerto Rico, Canada and the United Kingdom. Our Wilsons Leather concept included 472 mall stores, 80 outlet stores and 35 airport locations. Each year we supplement our permanent stores with temporary holiday stores during our peak holiday season, which totaled 239 in 2000. Our Wilsons Leather mall stores average approximately 2,100 square feet and feature a large assortment of both classic and fashion-forward leather outerwear, apparel and accessories priced as an excellent value to our customers. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 2,400 square feet, and offer a combination of clearance-priced merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 600 square feet, feature travel products as well as leather accessories, and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the world's busiest airports. Our proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons Leather(TM), are positioned to appeal to identified customer lifestyle segments.

         Through our recent acquisitions of Bentley's and El Portal, we created the leading specialty retail chain of travel products and accessories in the United States. At May 5, 2001, we operated 38 premium travel products and accessories stores under the El Portal and California Luggage Outlet names in 5 states and Guam and 106 Bentley's stores in 22 states and Puerto Rico. Our travel stores average approximately 2,700 square feet and feature premium nationally-branded merchandise, including Tumi(TM), Hartmann(TM), Swiss Army(TM), Travlepro(R) and Kenneth Cole(R).

         Wilsons House of Suede, Inc., one of the predecessor companies, was founded in the late 1940s and was acquired by CVS New York, Inc. (CVS) in 1982. Following this acquisition, CVS acquired both Berman's The Leather Experts, Inc. in 1988 and Georgetown Leather Design in 1993 to become a leading specialty retailer of leather apparel and accessories with over 500 stores nationally. In May 1996, members of our current management participated in a management buyout from CVS.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 5, 2001 COMPARED TO THE THREE MONTHS ENDED APRIL 29, 2000

         Net sales increased 30.1% to $117.5 million in 2001 from $90.3 million in 2000. Contributing to the $27.2 million sales increase were (i) a $1.7 million, or 2.1%, comparable store sales increase due mainly to increased sales in outlet and mall stores, and (ii) a $25.5 million increase in non-comparable store sales due to stores that have been open less than one year.

         Wilsons Leather opened 23 stores, acquired 106 stores with the acquisition of Bentley's, and closed nine stores in the first quarter ended May 5, 2001, compared to opening nine stores and closing two stores during the first quarter last year. Included in the 23 stores opened in the first quarter of 2001 are nine mall and ten outlet stores. As of May 5, 2001, Wilsons Leather operated 731 stores compared to 536 stores at April 29, 2000.

         Cost of goods sold, buying and occupancy costs for the first quarter of 2001 were 69.3% of net sales, or $81.5 million, compared to 66.7% of sales, or $60.2 million, for the same period a year ago. The increase of 2.6 points as a percentage of net sales is related to a decrease in gross margin net of occupancy and buying costs. Gross margin net of occupancy and buying costs decreased for the quarter as compared to last year due primarily to decreased sales of higher margin fashion merchandise and higher markdowns as a result of higher levels of clearance merchandise at the beginning of the quarter. The Company's inventories are valued under the retail inventory method on the LIFO basis. The difference in inventories between LIFO and the FIFO method was not material as of May 5, 2001 and April 29, 2000.

         Selling, general and administrative expenses for the first quarter of 2001 were 31.5% of net sales, or $37.0 million, compared to 33.0% of net sales, or $29.8 million, for the same period last year. The increase of $7.2 million was due mainly to payroll expense associated with the operation of an additional 195 stores as of May 5, 2001 as compared to last year.

         Depreciation and amortization expense increased to $4.3 million from $2.0 million last year, and increased as a percentage of net sales to 3.7% from 2.2%. The increase in depreciation and amortization resulted primarily from capital expenditures for a new point-of-sale system, new store construction and the renovation of existing stores.

         Net interest (income) expense was $0.8 million for the first quarter of 2001 as compared to $(0.5) million during the same period last year.

         During the first quarter last year, the Company repurchased $13.3 million of its 11-1/4% senior notes, which are due 2004. As a result of the repurchase last year, the Company incurred an extraordinary loss, net of tax, of approximately $0.6 million for the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         Wilsons Leather's capital requirements are primarily driven by the Company's seasonal working capital needs and its strategy to open new stores, remodel existing stores and upgrade information systems. During the first quarter of 2001 the Company opened 14 stores net of closings and acquired 106 stores as a result of acquiring Bentley's. The Company anticipates it will open approximately 65 additional stores, net of closings, by the end of the fiscal year. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December.

         General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility. The senior credit facility provides for borrowings up to $165.0 million in aggregate principal amount, which includes a letter of credit subfacility of $85.0 million. The maximum amount available under the senior credit facility is limited to 60% of net inventories (which increases to 65% during the months of September and October for inventories of the type that we sold before the acquisitions of El Portal and Bentley's plus a $7.5 million seasonal advance) less outstanding letters of credit.

         Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.25%, commercial paper rate plus 1.25% or the "prime" rate. The spreads are subject to change based on the Company's financial results. As of May 5, 2001, the Company had $28.1 million in borrowings under the senior credit facility and $20.2 million in outstanding letters of credit. The Company pays monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expires in May 2004.

         The senior credit facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions.

         The Company plans to use the senior credit facility for its immediate and future working capital needs, including capital expenditures. For 2000, the peak borrowings and letters of credit outstanding under the senior credit facility were $128.8 million and $57.2 million, respectively. The peak time of year is October through December for borrowings and August through September for letters of credit. The Company is dependent on the senior credit facility to fund working capital and letter of credit needs. We are also currently evaluating opportunuties to access the capital markets to replenish working capital depleted in previous acquisitions, as well as finance our other capital needs.

         On February 3, 2001, the Company had $30.6 million of 11-1/4% senior notes outstanding. As of May 5, 2001, the Company had not reduced this outstanding balance. The indenture governing the 11-1/4% senior notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity.

         We entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (9.75% at May 5, 2001). The agreement terminates on August 15, 2001. As of May 5, 2001 the transaction had not had a material impact on the Company's financial position or results of operations.

CASH FLOW ANALYSIS

         Operating activities for the three months ended May 5, 2001, resulted in cash used of $38.0 million compared to cash used of $32.6 million in the corresponding period of 2000. The cash used was primarily the result of the seasonal changes in the Company's current assets and liabilities. The increase in cash used compared to last year is due primarily to decreases in accounts payable, income taxes payable and other accrued expenses.

         Changes in certain balance sheet accounts between February 3, 2001, and May 5, 2001, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company's operations.

         Investing activities for the three months ended May 5, 2001 totaled $42.7 million and were primarily comprised of capital expenditures for the renovations of and improvements to existing stores, construction of new stores, and the acquisition of Bentley's. Investing activities for the three months ended April 29, 2000 totaled $7.4 million and were primarily comprised of capital expenditures for a new point-of-sale system, the renovation of and improvements to existing stores and construction of new stores.

         Financing activities for the three months ended May 5, 2001 provided net cash of $29.2 million, mainly for the acquisition of Bentley's. For the three months ended April 29, 2000, $13.3 million of net cash was used, primarily for the repurchase 11-1/4% senior notes.

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

         At May 5, 2001, Wilsons Leather had cash and cash equivalents totaling $0.6 million. The effect of a 100 basis point change in interest rates would have an estimated $0.1 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

         The Company's senior credit facility carries interest rate risk that is generally related to either LIBOR, commercial paper rate or the prime rate. If either of those rates were to change while Wilsons Leather was borrowing under the facility, interest expense would increase or decrease accordingly. As of May 5, 2001, there were $28.1 million in borrowings under the senior credit facility and $20.2 million in outstanding letters of credit.

         The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At May 5, 2001, Wilsons Leather had fixed rate debt of $30.6 million maturing in August 2004.

         We entered into a $40.0 million interest rate swap transaction whereby First Union pays the Company interest at a fixed rate of 11.25%, and the Company pays First Union interest at a commercial paper rate plus 5.37% (9.75% at May 5, 2001). The agreement terminates on August 15, 2001. The effect of a 100 basis point change in interest rates would have an estimated $0.2 million pre-tax earnings and cash flow impact, assuming other variables are held constant.


                          ----------------------------

         Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: economic downturns; risks associated with future growth; risks associated with acquisitions; change in consumer preferences and fashion trends away from leather; seasonality of the business; risks associated with foreign sourcing and international business; disruptions in product supplies to our travel stores; decreased availability and increased cost of leather; changes in customer shopping patterns, competition in our markets; loss of key members of our management team; risks associated with our debt service; reliance on third parties for maintaining our management information systems; concentration of our common stock; and volatility of the Company common stock. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  EXHIBIT  DESCRIPTION
                  -------  -----------

                  3.1 Amended and Restated Articles of Incorporation or Wilsons The Leather Experts Inc. adopted June 16, 1998 as amended by the Articles of Amendment dated February 17, 2000.

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

                  10.1 Joinder Agreement dated as of April 13, 2001 among Bentley's Luggage Corp., Florida Luggage Corp. and General Electric Capital Corporation.

                  10.2     Pledge Amendment dated as of April 13, 2001 by WWT,
                           Inc.

                  10.3 Pledge Agreement dated as of April 13, 2001 by Bentley's Luggage Corp.

                  10.4 Reaffirmation of Guaranty dated as of April 13, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.


         B. Exhibits and Reports on Form 8-K: The Company filed one report on Form 8-K during the first quarter ended May 5, 2001, as follows:

                  Form 8-K filed April 19, 2001, announcing the acquisition of Bentley's Luggage Corp. and filing as exhibits the Agreement and Plan of Merger, dated as of April 6, 2001, and the Letter Agreement dated April 13, 2001 by and among WWT, Inc., Wilsons Acquisition Corporation, Bentley's Luggage Corp., the Shareholders of Bentley's Luggage Corp. and Bain Capital Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By: /s/ Peter G. Michielutti
    -------------------------------------------------
         Peter G. Michielutti
         Senior Vice President and
         Chief Financial Officer


Date: June 19, 2001

                                INDEX TO EXHIBITS

Exhibit No.          Description                                                   Method of Filing
-----------          -----------                                                   ----------------

3.1                  Amended and Restated  Articles of  Incorporation  or Wilsons  Incorporated by Reference
                     The Leather  Experts  Inc.  adopted June 16, 1998 as amended by the Articles of Amendment dated February 17, 2000. (1)

3.2                  Restated Bylaws of Wilsons The Leather Experts Inc. as        Incorporated by Reference
                     amended June 16, 1998 and January 25, 2000. (1)

4.1                  Specimen of Common Stock Certificate. (2)                     Incorporated by Reference

4.2                  Indenture dated as of August 18, 1997 by and among            Incorporated by Reference
                     Wilsons The Leather Experts Inc., the other corporations
                     listed on the signature pages thereof, and Norwest Bank
                     Minnesota, National Association, including specimen
                     Certificate of 11 1/4% Series A Senior Notes due 2004 and
                     specimen Certificate of 11 1/4% Series B Senior Notes due
                     2004. (3)

4.3                  Purchase  Agreement dated as of August 14, 1997 by and among  Incorporated by Reference
                     Wilsons The Leather Experts Inc., the Subsidiary  Guarantors
                     party thereto and BancAmerica Securities, Inc. (4)

4.4                  Registration Rights Agreement dated as of May 25, 1996 by     Incorporated by Reference
                     and among CVS New York, Inc., Wilsons The Leather Experts
                     Inc., the Managers listed on the signature pages thereto,
                     Leather Investors Limited Partnership I and the Partners
                     listed on the signature pages thereto. (5)

4.5                  Amendment to Registration Rights Agreement dated as of        Incorporated by Reference
                     August 12, 1999 by and among Wilsons The Leather Experts
                     Inc. and the Shareholders listed on the attachments
                     thereto. (6)

10.1                 Joinder Agreement dated as of April 13, 2001 among            Electronic Transmission
                     Bentley's Luggage Corp., Florida Luggage Corp. and General
                     Electric Capital Corporation.

10.2                 Pledge Amendment dated as of April 13, 2001 by WWT, Inc.      Electronic Transmission

10.3                 Pledge Agreement dated as of April 13, 2001 by Bentley's      Electronic Transmission
                     Luggage Corp.

10.4                 Reaffirmation of Guaranty dated as of April 13, 2001, by      Electronic Transmission
                     Wilsons The Leather Experts Inc., Wilsons Center, Inc.,
                     Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the
                     Store Guarantors listed on the signature pages thereto in
                     favor of General Electric Capital Corporation.


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