Form 10-Q
period 2001-08-04
WILSONS THE LEATHER EXPERTS INC
filed 2001-09-18
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 4, 2001

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

As of September 3, 2001, there were 17,262,205 shares of common stock, $0.01 par value per share, outstanding.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of August 4, 2001,
              February 3, 2001 and July 29, 2000                               3

              Consolidated Statements of Operations for the
              three months ended August 4, 2001 and July 29, 2000              4

              Consolidated Statements of Operations for the
              six months ended August 4, 2001 and July 29, 2000                5

              Consolidated Statements of Cash Flows for the
              six months ended August 4, 2001 and July 29, 2000                6

              Notes to Consolidated Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities                                           16

     Item 4.  Submission of Matters to a Vote of Security Holders             16

     Item 6.  Exhibits and Reports on Form 8-K                                16

     Signature                                                                19

     Index to Exhibits                                                        20

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         AUGUST 4,   FEBRUARY 3    JULY 29,
             ASSETS                                        2001         2001 *       2000
             ------                                      ---------    ---------   ---------
                                                        (Unaudited)              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                             $   3,646    $  52,122   $   4,586
   Accounts receivable, net                                 15,339       11,640      10,069
   Inventories                                             183,687      129,412     125,249
   Prepaid expenses and other current assets                 6,880       11,622       6,411
                                                         ---------    ---------   ---------
       Total current assets                                209,552      204,796     146,315

PROPERTY AND EQUIPMENT, net                                107,583       82,428      58,572
OTHER ASSETS, net                                           41,465       28,615       1,565
                                                         ---------    ---------   ---------
       Total assets                                      $ 358,600    $ 315,839   $ 206,452
                                                         =========    =========   =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                      $  23,120    $  17,803   $  18,799
   Notes payable                                            86,200           --          --
   Accrued expenses                                         31,616       45,999      32,781
   Income taxes payable                                      2,723       38,025       4,625
   Deferred income taxes                                     2,776        2,305          --
                                                         ---------    ---------   ---------
       Total current liabilities                           146,435      104,132      56,205

LONG-TERM DEBT                                              55,590       30,590      30,590
OTHER LONG-TERM LIABILITIES                                  3,346        4,934       3,670
                                                         ---------    ---------   ---------
       Total liabilities                                   205,371      139,656      90,465
                                                         ---------    ---------   ---------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 150,000,000 shares
     authorized, 17,251,647, 16,885,750 and 16,745,917
     shares issued and outstanding on August 4, 2001,
   February 3, 2001 and July 29, 2000, respectively            173          169         167
   Additional paid-in capital                               65,452       60,495      59,000
   Retained earnings                                        89,015      115,490      56,803
   Unearned compensation                                    (1,439)          --          --
   Cumulative other comprehensive income                        28           29          17
                                                         ---------    ---------   ---------
       Total shareholders' equity                          153,229      176,183     115,987
                                                         ---------    ---------   ---------
       Total liabilities and shareholders' equity        $ 358,600    $ 315,839   $ 206,452
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                          ---------------------
                                                          AUGUST 4,     JULY 29,
                                                            2001         2000
                                                          --------     --------

NET SALES                                                 $ 94,165     $ 56,551
     COST OF GOODS SOLD, BUYING AND
          OCCUPANCY COSTS                                   84,039       49,633
                                                          --------     --------
         Gross Margin                                       10,126        6,918

     SELLING, GENERAL AND
          ADMINISTRATIVE EXPENSES                           40,556       29,708
     DEPRECIATION AND AMORTIZATION                           5,460        2,393
                                                          --------     --------
         Loss from operations                              (35,890)     (25,183)
     INTEREST EXPENSE, net                                   2,103          488
                                                          --------     --------
         Loss before income taxes                          (37,993)     (25,671)
     INCOME TAX BENEFIT                                    (15,197)     (10,269)
                                                          --------     --------
         Net loss                                         $(22,796)    $(15,402)
                                                          ========     ========

NET LOSS PER COMMON SHARE -
     BASIC AND DILUTED
     Net loss per common share - basic and diluted        $  (1.32)    $  (0.92)
                                                          ========     ========

Weighted average common shares
    outstanding - basic and diluted                         17,210       16,717
                                                          ========     ========

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                         ----------------------
                                                          AUGUST 4,     JULY 29,
                                                            2001         2000
                                                         ---------    ---------

NET SALES                                                $ 211,642    $ 146,859
     COST OF GOODS SOLD, BUYING AND
          OCCUPANCY COSTS                                  165,867      109,827
                                                         ---------    ---------
        Gross Margin                                        45,775       37,032

     SELLING, GENERAL AND ADMINISTRATIVE
          EXPENSES                                          77,240       59,554
     DEPRECIATION AND AMORTIZATION                           9,793        4,396
                                                         ---------    ---------
         Loss from operations                              (41,258)     (26,918)
     INTEREST EXPENSE, net                                   2,865           11
                                                         ---------    ---------
         Loss before income taxes                          (44,123)     (26,929)
     INCOME TAX BENEFIT                                    (17,649)     (10,772)
                                                         ---------    ---------
         Loss before extraordinary item                    (26,474)     (16,157)
     EXTRAORDINARY LOSS ON EARLY
          EXTINGUISHMENT OF DEBT, net of tax of $410            --         (623)
                                                         ---------    ---------

         Net loss                                        $ (26,474)   $ (16,780)
                                                         =========    =========

NET LOSS PER COMMON SHARE -
     BASIC AND DILUTED:
     Loss before extraordinary item                      $   (1.55)   $   (0.97)
     Extraordinary loss on early extinguishment
         of debt, net of tax                                    --        (0.04)
                                                         ---------    ---------
     Net loss per common share - basic and diluted       $   (1.55)   $   (1.01)
                                                         =========    =========

Weighted average common shares
    outstanding - basic and diluted                         17,092       16,687
                                                         =========    =========

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                ----------------------
                                                                 AUGUST 4,    JULY 29,
                                                                   2001         2000
                                                                ---------    ---------
OPERATING ACTIVITIES:
    Net loss                                                    $ (26,474)   $ (16,780)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
      Extraordinary loss on early extinguishment of debt               --          623
      Depreciation and amortization                                 9,793        4,396
      Amortization of deferred financing costs                        314          207
      Loss (gain) on disposal of assets                               250          (72)
      Restricted stock compensation expense                           131           --
      Deferred income taxes                                         2,936       (1,156)
      Changes in operating assets and liabilities:
          Accounts receivable, net                                 (2,269)      (2,522)
          Inventories                                             (36,981)     (46,028)
          Prepaid expenses                                          3,074        4,022
          Accounts payable and accrued expenses                   (22,770)      (6,981)
          Income taxes payable and other liabilities              (34,388)     (29,729)
                                                                ---------    ---------
              Net cash used in operating activities              (106,384)     (94,020)
                                                                ---------    ---------

INVESTING ACTIVITIES:
      Additions to property and equipment                         (21,873)     (13,361)
      Acquisitions                                                (33,452)          --
                                                                ---------    ---------
          Net cash used in investing activities                   (55,325)     (13,361)
                                                                ---------    ---------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net                   2,027          989
      Change in notes payable                                      86,200           --
      Repayment of long-term debt                                  25,000      (13,300)
      Other Financing                                                   6         (648)
                                                                ---------    ---------
          Net cash provided by (used in) financing activities     113,233      (12,959)
                                                                ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (48,476)    (120,340)
CASH AND CASH EQUIVALENTS, beginning of period                     52,122      124,926
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                        $   3,646    $   4,586
                                                                =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash paid during the period for-
          Interest                                              $   4,261    $   2,771
                                                                =========    =========
          Income taxes                                          $  14,362    $  19,660
                                                                =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       NATURE OF ORGANIZATION

         Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories, apparel and travel products in the United States. As of August 4, 2001, the Company operated 751 retail stores located in 46 states, the District of Columbia, Guam, Puerto Rico, Canada and the United Kingdom, including 479 mall stores, 91 outlet stores and 37 airport locations under the Wilsons Leather format and 144 premium travel products and accessories stores under the travel store format. The Company supplemented permanent mall stores with 239 seasonal stores during its peak selling season from October through December during the year ended February 3, 2001.

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

3.       INVENTORIES

         Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. The difference in inventories between LIFO and the first-in, first-out method (FIFO) was not material as of August 4, 2001.

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

5.       NET LOSS PER SHARE

         Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                     Three Months       Three Months     Six Months       Six Months
                                         Ended             Ended           Ended            Ended
                                    August 4, 2001     July 29, 2000   August 4, 2001   July 29, 2000
                                    --------------     -------------   --------------   -------------
Net loss                                $(22,796)        $(15,402)        $(26,474)        $(16,780)
                                        ========         ========         ========         ========

Weighted average common shares
  outstanding - basic                     17,210           16,717           17,092           16,687
Dilutive potential common shares              --               --               --               --
                                        --------         --------         --------         --------

Weighted average common shares
  outstanding - basic and
  diluted                                 17,210           16,717           17,092           16,687
                                        ========         ========         ========         ========

Basic and diluted net loss per
  common share                          $  (1.32)        $  (0.92)        $  (1.55)        $  (1.01)
                                        ========         ========         ========         ========

6.       ACQUISITIONS

         On October 31, 2000, the Company acquired all of the outstanding common shares of El Portal Group, Inc. (El Portal), a specialty retailer of premium travel products and accessories, for approximately $15.4 million excluding assumed debt of approximately $13.8 million. The acquisition was funded with cash from working capital and the Company's senior credit facility (as herein defined). On April 13, 2001, the Company acquired all of the outstanding shares of Bentley's Luggage Corp. (Bentley's), a specialty retailer of travel products and accessories, for approximately $34.0 million, subject to certain post-closing adjustments. The acquisition was funded with cash from working capital and the Company's senior credit facility. The Company accounted for both acquisitions under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Certain of the liabilities assumed have been recorded based upon preliminary estimates as of the date of the acquisitions. The excess of the purchase prices over the fair market value of the net assets acquired was allocated to goodwill and other intangibles. Results of operations of El Portal and Bentley's have been included in the accompanying consolidated financial statements since the date of acquisition.

         The following unaudited pro forma information presents the results of operations as if the acquisitions had been completed as of January 30, 2000 (in thousands, except per share amounts):

                                                     Six Months Ended    Six Months Ended
                                                      August 4, 2001      July 29, 2000
                                                     ----------------    ----------------

         Revenue                                           $229,891           $217,007
         Net loss before extraordinary item                (28,859)           (16,215)
         Net loss                                          (28,859)           (16,838)

         Net loss before extraordinary item per
              common share - basic and diluted               (1.69)              (.97)
         Net loss per common share - basic and diluted       (1.69)             (1.01)

         Weighted average common shares
              outstanding - basic and diluted                17,092             16,687

         The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or project the Company's future results of operations.

7.       OTHER COMPREHENSIVE INCOME

         The Company reports cumulative other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments. For the quarter ending August 4, 2001, there was other comprehensive income of $28,000. For the quarter ending July 29, 2000, there was other comprehensive income of $17,000.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company's only derivative instrument was an interest rate swap with First Union National Bank (First Union), which terminated on August 15, 2001. The

Company adopted SFAS No. 133 on February 4, 2001 and this adoption did not have a material effect on the Company's financial position or results of operations or other comprehensive income.

         On June 29, 2001, the FASB approved for issuance SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 2, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.


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

         At August 4, 2001, we operated a total of 751 stores located in 46 states, the District of Columbia, Guam, Puerto Rico, Canada and the United Kingdom. Our Wilsons Leather concept included 479 mall stores, 91 outlet stores and 37 airport locations. Each year we supplement our permanent stores with temporary holiday stores during our peak holiday season, which totaled 239 in 2000. Our Wilsons Leather mall stores average approximately 2,100 square feet and feature a large assortment of both classic and fashion-forward leather outerwear, apparel and accessories priced as an excellent value to our customers. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 2,400 square feet, and offer a combination of clearance-priced merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 600 square feet, feature travel products as well as leather accessories, and provide us the opportunity to showcase our products and the

Wilsons Leather brand to millions of potential customers each year in some of the world's busiest airports. Our proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons Leather(TM), are positioned to appeal to identified customer lifestyle segments.

         Through our recent acquisitions of Bentley's and El Portal, we created the leading specialty retail chain of travel products and accessories in the United States. At August 4, 2001, we operated 39 premium travel products and accessories stores under the El Portal and California Luggage Outlet names in 5 states and Guam and 105 Bentley's stores in 22 states and Puerto Rico. Our travel stores average approximately 2,700 square feet and feature premium nationally-branded merchandise, including Tumi(TM), Hartmann(TM), Swiss Army(TM), Travlepro(R) and Kenneth Cole(R).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 4, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 29, 2000

         Net sales increased 66.5% to $94.2 million in 2001 from $56.6 million in 2000. Contributing to the $37.6 million sales increase were (i) a $4.0 million, or 7.6%, comparable store sales decrease, and (ii) a $41.6 million increase in non-comparable store sales due to stores that have been open less than one year and the acquisition of El Portal and Bentley's.

         Wilsons Leather opened 28 stores and closed 8 stores in the second quarter ended August 4, 2001 compared to opening 15 stores and closing 4 stores during the second quarter last year. Included in the 28 stores opened in the second quarter of 2001 are 8 mall, 15 outlet, 3 airport and 2 travel stores. As of August 4, 2001, Wilsons Leather operated 751 stores compared to 547 stores at July 29, 2000.

         Cost of goods sold, buying and occupancy costs for the second quarter of 2001 were 89.3% of net sales, or $84.0 million, compared to 87.8% of sales, or $49.6 million, for the same period a year ago. The increase of 1.5 points as a percentage of net sales is related to a decrease in gross margin net of occupancy and buying costs. Gross margin net of occupancy and buying costs decreased for the quarter as compared to last year due primarily to decreased sales of higher margin fashion merchandise and higher markdowns as a result of higher levels of clearance merchandise at the beginning of the quarter offset by slightly higher margin sales in the travel-related business. The Company's inventories are valued under the retail inventory method on the LIFO basis. The difference in inventories between LIFO and the FIFO method was not material as of August 4, 2001 and July 29, 2000.

         Selling, general and administrative expenses for the second quarter of 2001 were 43.1% of net sales, or $40.6 million, compared to 52.5% of net sales, or $29.7 million, for the same period last year. The decrease as a percentage of sales was due mainly to cost savings initiatives implemented in the second quarter.

         Depreciation and amortization expense increased to $5.5 million from $2.4 million last year, and increased as a percentage of net sales to 5.8% from 4.2%. The increase in depreciation and amortization resulted primarily from capital expenditures for a new point-of-sale system, new store construction, the renovation of existing stores, and the acquisition of El Portal and Bentley's.

         Net interest expense was $2.1 million for the second quarter of 2001 as compared to $0.5 million during the same period last year. The increase was due to the acquisition of El Portal and Bentley's.

         During the first quarter last year, the Company repurchased $13.3 million of its 11-1/4% senior notes, which are due 2004. As a result of the repurchase last year, the Company incurred an extraordinary loss, net of tax of $0.4 million, of approximately $0.6 million for the early extinguishment of debt.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 4, 2001 COMPARED TO THE SIX MONTHS ENDED JULY 29, 2000

         Net sales increased 44.1% to $211.6 million in 2001 from $146.9 million in 2000. Contributing to the $64.7 million sales increase were: (i) an $2.3 million decrease associated with a 1.8% comparable store sales decrease, and
(ii) a $67 million increase in non-comparable store sales due to new stores that have been open less than one year and the acquisition of El Portal and Bentley's.

         Wilsons Leather opened 51 stores, acquired 106 stores with the acquisition of Bentley's and closed 17 stores in the six months ended August 4, 2001 compared to opening 24 stores and closing six stores in the same period last year. Included in the 51 stores opened in the first half of 2001 are 17 mall, 25 outlet, 7 airport and 2 travel stores. As of August 4, 2001, Wilsons Leather operated 751 stores compared to 547 stores at July 29, 2000.

         Cost of goods sold, buying and occupancy costs were 78.4% of net sales, or $165.9 million, compared to 74.8% of net sales, or $109.8 million, for the same period a year ago. Gross margin net of buying and occupancy costs declined 3.6% as a percentage of net sales compared to last year due primarily to decreased sales of higher margin fashion merchandise and higher markdowns as a result of higher levels of clearance merchandise. The difference in inventories between LIFO and FIFO was not material as of August 4, 2001 and July 29, 2000.

         Selling, general and administrative expenses were 36.5% of net sales, or $77.2 million, compared to 40.6% of net sales, or $59.6 million, for the same period last year. The decrease is due to cost savings initiatives implemented in the second quarter of the current year, as well as beginning to capitalize on methods to leverage the integrated global recovery network within the travel stores.

         Depreciation and amortization expense increased to $9.8 million from $4.4 million in the same period last year. The increase resulted primarily from capital expenditures for a new point-of-sale system, new store construction, the renovation of existing stores, and the acquisition of El Portal and Bentley's.

         Net interest expense increased $2.9 million from the same period last year. The increase is primarily the result of the El Portal and Bentley's acquisitions which were funded with cash from working capital and the Company's senior credit facility.

         The Company repurchased $13.3 million of its 11-1/4% senior notes which are due 2004 during fiscal 2000. The Company incurred an extraordinary loss, net of tax of $0.4 million, of approximately $0.6 million for the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         Wilsons Leather's capital requirements are primarily driven by the Company's seasonal working capital needs and its strategy to open new stores, remodel existing stores and upgrade information systems. During the second quarter of 2001 the Company opened 20 stores net of closings. The Company anticipates it will open approximately 38 additional stores, net of closings, by the end of the fiscal year. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December.

         General Electric Capital Corporation and a syndicate of banks provide the Company with a senior credit facility, which was most recently amended on June 19, 2001. The senior credit facility provides for borrowings of up to $215 million in aggregate principal amount, which includes a term loan of $25.0 million and a letter of credit subfacility of $85.0 million. The maximum amount available under the senior credit facility is limited to 60% of net inventories (which increases to 65% during the months of July and October and 70% during the months of August and September for inventories of the type that Wilsons sold before the acquisitions of El Portal Group and Bentley's plus a $15.0 million seasonal advance) less outstanding letters of credit.

         Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 1.75%, commercial paper rate plus 1.75% or the "prime" rate plus 0.5%. The spreads are subject to change based on the financial results and will be decreased by 0.5% on June 19, 2002. Interest is payable on the term loan at the prime rate plus 4%. Wilsons Leather pays monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expires in May 2004. The senior credit facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions.

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

         On February 3, 2001, the Company had $30.6 million of 11-1/4% senior notes outstanding. As of August 4, 2001, the Company had not reduced this outstanding balance. The indenture governing the 11-1/4% senior notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity.

         We entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (9.04% at August 4, 2001). The agreement terminated on August 15, 2001. As of August 4, 2001 the transaction had not had a material impact on the Company's financial position or results of operations.

CASH FLOW ANALYSIS

         Operating activities for the six months ended August 4, 2001, resulted in cash used of $106.4 million compared to cash used of $94.0 million in the corresponding period of 2000. The cash used was primarily the result of the seasonal changes in the Company's current assets and liabilities. The increase in cash used compared to last year is due primarily to decreases in accounts payable and accrued expense, and income taxes payable offset by a smaller increase in inventory.

         Changes in certain balance sheet accounts between February 3, 2001, and August 4, 2001, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company's operations.

         Investing activities for the six months ended August 4, 2001 totaled $55.3 million and were primarily comprised of capital expenditures for the renovations of and improvements to existing stores, construction of new stores, and the acquisition of Bentley's. Investing activities for the six months ended July 29, 2000 totaled $13.4 million and were primarily comprised of capital expenditures for a new point-of-sale system, the renovation of and improvements to existing stores and construction of new stores.

         Financing activities for the six months ended August 4, 2001 provided net cash of $113.2 million, mainly for the acquisition of Bentley's. For the six months ended July 29, 2000, $13.0 million of net cash was used, primarily for the repurchase 11-1/4% senior notes.

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

         At August 4, 2001, Wilsons Leather had cash and cash equivalents totaling $3.6 million. The effect of a 100 basis point change in interest rates would have an estimated $.2 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

         The Company's senior credit facility carries interest rate risk that is generally related to either LIBOR, commercial paper rate or the prime rate. If any of those rates were to change while Wilsons Leather was borrowing under the facility, interest expense would increase or decrease accordingly. As of August 4, 2001, there were $86.2 million in borrowings under the senior credit facility and $37.2 million in outstanding letters of credit.

         The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At August 4, 2001, Wilsons Leather had fixed rate debt of $30.6 million maturing in August 2004, and $25.0 million maturing in May 2004.

         The Company entered into a $40.0 million interest rate swap transaction whereby First Union pays the Company interest at a fixed rate of 11.25%, and the Company pays First Union interest at a commercial paper rate plus 5.37% (9.04% at August 4, 2001). The agreement terminated on August 15, 2001.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2001 Annual Meeting of Shareholders held on June 6, 2001, the shareholders approved the following:

(a) The election of directors. Each nominated director was elected as follows:

         Director-Nominee          Votes For                 Votes Withheld
         ----------------          ---------                 --------------

         Lyle Berman               12,759,816.798               1,802,684
         Thomas J. Brosig          14,446,477.798                 116,023
         Gary L. Crittenden        12,759,816.798               1,802,684
         Morris Goldfarb           14,446,477.798                 116,023
         Marvin Goldstein          14,466,477.798                 116,023
         David L. Rogers           13,896,917.798                 665,583
         Joel N. Waller            13,896,917.798                 665,583

(b) Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending February 2, 2002.

         The proposal received 14,509,221.582 votes for and 52,220 votes against. There were 1,059.216 abstentions and 0 broker non-votes.

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

                  10.1 Third Amended and Restated Credit Agreement dated as of June 19, 2001 among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, General Electric Capital Corporation as Agent, Lender, Term Lender and Swing Line Lender, GECC Capital Markets Group, Inc. as Lead Arranger, Fleet National Bank, as Lender and Documentation Agent and First Union National Bank, as Lender and Syndication Agent.

                  10.2 Amended and Restated Security Agreement dated as of June 19, 2001 between Wilsons Leather Holdings Inc. and other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation in its capacity as Agent for Lenders.

                  10.3 Reaffirmation of Guaranty dated as of June 19, 2001 by Wilsons The Leather Experts, Inc., Wilsons Center, Inc., Rosedale Wilsons Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.

                  10.4 Mortgage, Security Agreement, Assignment of Leases and Rents and Financing Statement dated as of June 19, 2001 by Bermans The Leather Experts Inc. in favor of General Electric Capital Corporation as Agent for Lenders.

                  10.5 Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of June 19, 2001 by Bentley's Luggage Corp. in favor of General Electric Capital Corporation as Agent for Lenders.

         B. Exhibits and Reports on Form 8-K: The Company filed one report on Form 8-K during the second quarter ended August 4, 2001, as follows:

                  Form 8-K filed June 25, 2001, announcing the amendment of the senior credit facility with General Electric Capital Corporation and a syndicate of banks and filing as exhibits the Third Amended and Restated Credit Agreement dated as of June 19, 2001, the Amended and Restated Agreement as of June 19, 2001, the Reaffirmation of Guaranty dated as of June 19, 2001, the Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of June 19, 2001 by Berman's The Leather Experts Inc. in favor of General Electric Capital Corporation as Agent for Lenders, and the Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of June 19, 2001 by Bentley's Luggage Corp. in favor of General Electric Capital Corporation as Agent for Lenders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WILSONS THE LEATHER EXPERTS INC.


By: /s/ Peter G. Michielutti
    ----------------------------------
         Peter G. Michielutti
         Senior Vice President and
         Chief Financial Officer


Date:    September 18, 2001

                                INDEX TO EXHIBITS


Exhibit No.  Description                                                     Method of Filing
-----------  -----------                                                     ----------------

3.1          Amended and Restated  Articles of  Incorporation  of Wilsons
             The Leather  Experts Inc.  adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000. (1).....  Incorporated by Reference

3.2          Restated Bylaws of Wilsons The Leather Experts Inc. as
             amended June 16, 1998 and January 25, 2000. (1)...............  Incorporated by Reference

4.1          Specimen of Common Stock Certificate. (2).....................  Incorporated by Reference

4.2          Indenture dated as of August 18, 1997 by and among Wilsons The
             Leather Experts Inc., the other corporations listed on the signature pages thereof, and Norwest Bank Minnesota, National
             Association, including specimen Certificate of 11 1/4% Series
             A Senior Notes due 2004 and specimen Certificate of 11 1/4%
             Series B Senior Notes due 2004. (3)...........................  Incorporated by Reference

4.3          Purchase  Agreement dated as of August 14, 1997 by and among
             Wilsons The Leather Experts Inc., the Subsidiary  Guarantors
             party thereto and BancAmerica Securities, Inc. (4)............  Incorporated by Reference

4.4          Registration Rights Agreement dated as of May 25, 1996 by
             and among CVS New York, Inc., Wilsons The Leather Experts
             Inc., the Managers listed on the signature pages thereto,
             Leather Investors Limited Partnership I and the Partners
             listed on the signature pages thereto. (5)....................  Incorporated by Reference

4.5          Amendment to Registration Rights Agreement dated as of
             August 12, 1999 by and among Wilsons The Leather Experts
             Inc. and the Shareholders listed on the attachments
             thereto. (6)..................................................  Incorporated by Reference

10.1         Third Amended and Restated Credit Agreement dated as of
             June 19, 2001 among Wilsons Leather Holdings Inc., as
             Borrower, the Lenders signatory thereto from time to time, as Lenders, General Electric Corporation, as Agent, Lender,
             Term


             Lender and Swing Line Lender, GECC Capital Markets
             Group, Inc. as Lead Arranger, Fleet National Bank, as
             Lender and Documentation Agent and First Union National
             Bank, as Lender and Syndication Agent. (7)....................  Incorporated by Reference

10.2          Amended and Restated Security Agreement dated as of June
             19, 2001 between Wilsons Leather Holdings Inc. and other
             Grantors listed on the signature pages thereto, in favor of
             General Electric Capital Corporation in its capacity as
             Agent for Lenders. (7)........................................  Incorporated by Reference

10.3         Reaffirmation of Guaranty dated as of June 19, 2001 by
             Wilsons The Leather Experts, Inc., Wilsons Center, Inc.,
             Rosedale Wilsons Inc., River Hills Wilsons, Inc. and the
             Store Guarantors listed on the signature pages thereto in
             favor of General Electric Capital Corporation as Agent for
             Lenders. (7)..................................................  Incorporated by Reference

10.4         Mortgage, Security Agreement, Assignment of Leases and
             Rents and Financing Statements dated as of June 19, 2001 by
             Bermans The Leather Experts Inc. in favor of General
             Electric Capital Corporation as Agent for Lenders. (7)........  Incorporated by Reference

10.5         Mortgage, Security Agreement, Assignment of Leases and
             Rents, Financing Statement and Fixture Filing dated as of
             June 19, 2001 by Bentley's Luggage Corp. in favor of
             General Electric Capital Corporation as Agent for
             Lenders. (7)..................................................  Incorporated by Reference

(1) Incorporated by reference to the same numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission (File No. 0-21543).

(2) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(3) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission (File No. 0-21543).

(4) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission (File No. 0-21543).

(5) Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(6) Incorporated by reference to the same numbered exhibit to the Company's Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission (File No. 0-21543).

(7) Incorporated by reference to the same numbered exhibit to the Company's Report on Form 8-K filed with the Commission on June 25, 2001 (File No. 0-21543).