Form 10-Q
period 2001-11-03
WILSONS THE LEATHER EXPERTS INC
filed 2001-12-18
CIK 1016607

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 3, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number 000-21543



                        WILSONS THE LEATHER EXPERTS INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                           41-1839933
                    ---------                           ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

               7401 BOONE AVE. N.
               BROOKLYN PARK, MN                          55428
               ------------------                         -----
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

As of December 1, 2001, there were 17,280,887 shares of common stock, $0.01 par value per share, outstanding.

                     WILSONS THE LEATHER EXPERTS INC.INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of November 3, 2001,
         February 3, 2001 and October 28, 2000                              3

         Consolidated Statements of Operations for the
         three months ended November 3, 2001 and October 28, 2000           4

         Consolidated Statements of Operations for the
         nine months ended November 3, 2001 and October 28, 2000            5

         Consolidated Statements of Cash Flows for the
         nine months ended November 3, 2001 and October 28, 2000            6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17


PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                             18

Item 6.  Exhibits and Reports on Form 8-K                                  18

Signature                                                                  19
Index to Exhibits                                                          20

          WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              NOVEMBER 3, 2001  FEBRUARY 3, 2001*  OCTOBER 28, 2000
                               ASSETS                                           (Unaudited)                          (Unaudited)
                               ------                                         -----------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   2,212           $  52,122          $     651
  Accounts receivable, net                                                          13,814              11,640             13,425
  Inventories                                                                      248,802             129,412            200,318
  Prepaid expenses and other current assets                                         25,343              11,622              5,637
                                                                                 ------------------------------------------------
    Total Current Assets                                                         $ 290,171             204,796            220,031

PROPERTY & EQUIPMENT, net                                                          116,534              82,428             64,365
OTHER ASSETS, net                                                                   43,051              28,615              1,456
                                                                                 ------------------------------------------------
    Total Assets                                                                 $ 449,756           $ 315,839          $ 285,852
                                                                                 ================================================

                 LIABILITIES & SHAREHOLDERS' EQUITY
                 ----------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $  63,617           $  17,803          $  20,548
  Notes payable                                                                    142,330                --               81,570
  Accrued expenses                                                                  41,070              45,999             34,556
  Income taxes payable                                                                --                38,025               --
  Deferred income taxes                                                              2,801               2,305               --
                                                                                 ------------------------------------------------
    Total Current Liabilities                                                      249,818             104,132            136,674

LONG-TERM DEBT                                                                      55,590              30,590             30,590
OTHER LONG-TERM LIABILITIES                                                          4,577               4,934              4,101
                                                                                 ------------------------------------------------
    Total Liabilities                                                              309,985             139,656            171,365
                                                                                 ------------------------------------------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:

Common stock, $.01 par value; 150,000,000 shares authorized, 17,280,887,
16,885,750 and 16,173,805 shares issued and outstanding on November 3, 2001,
February 3, 2001 and October 28, 2000, respectively                                    173                 169                168
Additional paid-in capital                                                          65,682              60,495             59,828
Retained earnings                                                                   75,278             115,490             54,439
Unearned compensation                                                               (1,341)               --                 --
Cumulative other comprehensive income (loss)                                           (21)                 29                 52
                                                                                 ------------------------------------------------
    Total Shareholders' Equity                                                     139,771             176,183            114,487
                                                                                 ------------------------------------------------
    Total Liabilities and Shareholders' Equity                                   $ 449,756           $ 315,839          $ 285,852
                                                                                 ================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.
            *Derived from audited consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                   ------------------------------------
                                                                   NOVEMBER 3, 2001    OCTOBER 28, 2000
NET SALES                                                              $ 141,000           $ 108,592
  COST OF GOODS SOLD, BUYING & OCCUPANCY COSTS                           105,119              71,770
                                                                       -----------------------------
    Gross Margin                                                          35,881              36,822

  SELLING, GENERAL & ADMINISTRATIVE EXPENSES                              50,044              36,033
  DEPRECIATION & AMORTIZATION                                              5,135               2,701
                                                                       -----------------------------
    Loss from operations                                                 (19,298)             (1,912)
  INTEREST EXPENSE, net                                                    3,598               2,029
                                                                       -----------------------------
    Loss before income taxes                                             (22,896)             (3,941)
  INCOME TAX BENEFIT                                                      (9,158)             (1,577)
                                                                       -----------------------------
    Net loss                                                           $ (13,738)          $  (2,364)
                                                                       =============================

NET LOSS PER COMMON SHARE - BASIC & DILUTED

  Net loss per common share - basic and diluted                        $   (0.80)          $   (0.14)
                                                                       =============================

  Weighted average common shares outstanding - basic and diluted          17,184              16,768
                                                                       =============================

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                            -------------------------------------
                                                                            NOVEMBER 3, 2001     OCTOBER 28, 2000
NET SALES                                                                       $ 352,642           $ 255,451
  COST OF GOODS SOLD, BUYING & OCCUPANCY COSTS                                    270,986             181,597
                                                                                -----------------------------
    Gross Margin                                                                   81,656              73,854

  SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                      127,284              95,587
  DEPRECIATION & AMORTIZATION                                                      14,928               7,097
                                                                                -----------------------------
    Loss from operations                                                          (60,556)            (28,830)
  INTEREST EXPENSE, net                                                             6,463               2,040
                                                                                -----------------------------
    Loss before income taxes                                                      (67,019)            (30,870)
  INCOME TAX BENEFIT                                                              (26,807)            (12,349)
                                                                                -----------------------------
    Loss before extraordinary item                                                (40,212)            (18,521)
  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, net of tax of $410             --                  (623)
                                                                                -----------------------------
    Net loss                                                                    $ (40,212)          $ (19,144)
                                                                                =============================

NET LOSS PER COMMON SHARE - BASIC & DILUTED
  Loss before extraordinary item                                                $   (2.35)          $   (1.11)
  Extraordinary loss on early extinguishment of debt, net of tax                     --                 (0.04)
                                                                                -----------------------------
  Net loss per common share - basic and diluted                                 $   (2.35)          $   (1.15)
                                                                                =============================

  Weighted average common shares outstanding - basic and diluted                   17,084              16,707
                                                                                =============================

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                   -------------------------------
                                                                   NOVEMBER 3,         OCTOBER 28,
                                                                      2001                2000
OPERATING ACTIVITIES:
    Net loss                                                       $ (40,212)          $ (19,144)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
      Extraordinary loss on early extinguishment of debt                --                   623
      Depreciation and amortization                                   14,928               7,095
      Amortization of deferred financing costs                           518                 310
      Loss on disposal of assets                                         471                (361)
      Restricted stock compensation expense                              229                --
      Deferred income taxes                                            2,838              (1,156)
      Changes in operating assets and liabilities:
          Accounts receivable, net                                      (681)             (5,878)
          Inventories                                                (99,637)           (121,096)
          Prepaid expenses                                            (7,255)              4,934
          Accounts payable and accrued expenses                       22,240              (3,168)
          Income taxes payable and other liabilities                 (42,487)            (33,814)
                                                                   -----------------------------
              Net cash used in operating activities                 (149,048)           (171,655)
                                                                   -----------------------------

INVESTING ACTIVITIES:
      Additions to property and equipment                            (36,813)            (21,849)
      Acquisitions                                                   (33,552)               --
                                                                   -----------------------------
          Net cash used in investing activities                      (70,365)            (21,849)
                                                                   -----------------------------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net                      2,229               1,572
      Change in notes payable                                        142,330              81,570
      Changes in long-term debt                                       25,000             (13,300)
      Other Financing                                                    (56)               (613)
                                                                   -----------------------------
          Net cash provided by financing activities                  169,503              69,229
                                                                   -----------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (49,910)           (124,275)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        52,122             124,926
                                                                   -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   2,212           $     651
                                                                   =============================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for-
          Interest                                                 $   6,957           $   5,197
                                                                   =============================
          Income taxes                                             $  14,769           $  22,196
                                                                   =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories, apparel and travel products in the United States. As of November 3, 2001, the Company operated 773 retail stores located in 46 states, the District of Columbia, Guam, Puerto Rico and Canada, including 495 mall stores, 95 outlet stores and 34 airport locations under the Wilsons Leather format and 149 premium travel products and accessories stores under the El Portal, Bentley's Luggage and California Luggage Outlet names. The Company supplemented permanent mall stores with 239 seasonal stores during its peak selling season from October through December during the year ended February 3, 2001 and plans to operate approximately 270 stores during the year ending February 2, 2002.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include all accounts of Wilsons Leather and its wholly owned subsidiaries. All material inter-company balances and transactions between the entities have been eliminated in consolidation.

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related notes included in its 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

3.   INVENTORIES

     Inventories, principally finished goods, consist of merchandise purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out
(LIFO) basis. Quarterly inventory determinations under LIFO are partially based on assumptions as to inventory levels at the end of the fiscal year, sales and the projected rate of inflation for the year. The difference in inventories between LIFO and the first-in, first-out method (FIFO) was not material as of November 3, 2001.

4.   EXTRAORDINARY LOSS

     The Company repurchased $13.3 million of its 11-1/4% senior notes, which are due 2004, in the fiscal year ended February 3, 2001. The Company incurred an extraordinary loss, net of tax, of approximately $0.6 million for the early extinguishment of debt.


5.   NET LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                 Three Months     Three Months        Nine Months       Nine Months
                                    Ended             Ended             Ended              Ended
                               November 3, 2001  October 28, 2000  November 3, 2001  October 28, 2000
                               ----------------  ----------------  ----------------  ----------------
Loss before extraordinary
 item                              $(13,738)       $ (2,364)          $(40,212)          $(18,521)
Extraordinary loss on early
 extinguishment of debt, net
 of tax of $410                        --              --                 --             $   (623)
                                   --------        --------           --------           --------
Net loss                           $(13,738)       $ (2,364)          $(40,212)          $(19,144)

Weighted average common
 shares outstanding - basic          17,184          16,768             17,084             16,707

Dilutive potential common
 shares                                --              --                 --                 --
                                   --------        --------           --------           --------

Weighted average common
 shares outstanding - basic
 and diluted                         17,184          16,768             17,084             16,707

Basic and diluted loss
 before extraordinary loss
 per common share                  $  (0.80)       $  (0.14)          $  (2.35)          $  (1.11)
Extraordinary loss on early
 extinguishment of debt, net
 of tax                                --              --                 --             $  (0.04)
                                   --------        --------           --------           --------

Basic and diluted net loss
 per common share                  $  (0.80)       $  (0.14)          $  (2.35)          $  (1.15)


6.   ACQUISITIONS

     On October 31, 2000, the Company acquired all of the outstanding common shares of The El Portal Group, Inc. (El Portal), a specialty retailer of premium travel products and accessories, for approximately $14.7 million excluding assumed debt of approximately $13.8 million. The acquisition was funded with cash from working capital and the Company's senior credit facility (as hereinafter defined). On April 13, 2001, the Company acquired all of the outstanding shares of Bentley's Luggage Corp. (Bentley's), a specialty retailer of travel products and accessories, for approximately $34.3 million. The acquisition was funded with cash from working capital and the Company's senior credit facility. The Company accounted for both acquisitions under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Certain of the liabilities assumed have been recorded based upon preliminary estimates as of the date of the acquisitions. The excess of the purchase prices over the fair market value of the net assets acquired was allocated to goodwill and other intangibles. Results of operations of El Portal and Bentley's have been included in the accompanying consolidated financial statements since the date of acquisition.

     The following unaudited pro forma information presents the results of operations as if the acquisitions had been completed as of January 30, 2000 (in thousands, except per share amounts):



                                                     Nine Months Ended     Nine Months Ended
                                                     November 3, 2001      October 28, 2000
                                                     -----------------    ------------------
     Revenue                                             $ 368,890            $ 357,447
     Net loss before extraordinary item                    (42,589)             (22,546)
     Net loss                                              (42,589)             (23,168)

     Net loss before extraordinary item per
       common share - basic and diluted                      (2.49)               (1.35)
     Net loss per common share - basic and diluted           (2.49)               (1.39)

     Weighted average common shares
       outstanding - basic and diluted                      17,084               16,707

     The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or project the Company's future results of operations.

7.   COMPREHENSIVE INCOME (LOSS)

     The Company reports cumulative other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments. Comprehensive income (loss) for all the periods ended November 3, 2001 and October 28, 2000 was as follows:



                                 Three Months     Three Months       Nine Months       Nine Months
                                    Ended             Ended             Ended             Ended
                               November 3, 2001  October 28, 2000  November 3, 2001  October 28, 2000
                               ----------------  ----------------  ----------------  ----------------
Net earnings (loss)               $(13,738)          $ (2,364)         $(40,212)         $(19,144)
Foreign currency
 translation adjustments          $    (49)          $     35          $    (50)         $     78
                                  --------           --------          --------          --------

Comprehensive income
 (loss)                           $(13,787)          $ (2,329)         $(40,262)         $(19,066)

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

     On June 29, 2001, the FASB approved for issuance SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective February 3, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.


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

     At November 3, 2001, we operated a total of 773 stores located in 46 states, the District of Columbia, Guam, Puerto Rico and Canada. Our Wilsons Leather concept included 495 mall stores, 95 outlet stores and 34 airport locations. Each year we supplement our permanent stores with temporary holiday stores during our peak holiday season, which totaled 239 in 2000 and plan to operate approximately 270 stores in 2001. Our Wilsons Leather mall stores average approximately 2,100 square feet and feature a large assortment of both classic and fashion-forward leather outerwear, apparel and accessories priced as an excellent value to our customers. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 3,100 square feet, and offer a combination of clearance-priced merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 square feet, feature travel products as well as leather accessories, and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the world's busiest airports. Our proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons Leather(TM), are positioned to appeal to identified customer lifestyle segments.

     Through our recent acquisitions of Bentley's and El Portal, we created the leading specialty retail chain of travel products and accessories in the United States. At November 3, 2001, we operated 42 premium travel products and accessories stores under the El Portal and California Luggage Outlet names in 5 states and Guam and 107 Bentley's stores in 22 states and Puerto Rico. Our travel stores average approximately 2,700 square feet and feature premium nationally-branded merchandise, including Tumi(TM), Hartmann(TM), Swiss Army(TM), Travelpro(R) and Kenneth Cole(R).

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 3, 2001 COMPARED TO THE THREE MONTHS ENDED OCTOBER 28, 2000

     Net sales increased 29.8% to $141.0 million in 2001 from $108.6 million in 2000. Contributing to the $32.4 million sales increase were: (i) a $15.0 million, or 14.3%, comparable store sales decrease, due to the negative effects of a downward shift in consumer confidence and mall traffic levels due to the events of September 11th, and (ii) a $47.4 million increase in non-comparable store sales due to stores that have been open less than one year, which includes stores operated as a result of the acquisition of El Portal and Bentley's.

     Wilsons Leather opened 30 stores and closed 8 stores in the third quarter ended November 3, 2001 compared to opening 27 stores and closing 3 stores during the third quarter last year. Included in the 30 stores opened in the third quarter of 2001 are 18 mall, 8 outlet and 4 travel stores. As of November 3, 2001, Wilsons Leather operated 773 stores compared to 571 stores at October 28, 2000.

     Cost of goods sold, buying and occupancy costs for the third quarter of 2001 were 74.6% of net sales, or $105.1 million, compared to 66.1% of sales, or $71.8 million, for the same period a year ago. The increase of 8.5 points as a percentage of net sales is related to a decrease in gross margin net of occupancy and buying costs. Approximately half of the decline is due to higher markdowns necessary to generate sales and the other half is due to higher buying and occupancy expenses from new stores that were not offset by increased sales. The Company's inventories are valued under the retail inventory method on the LIFO basis. The difference in inventories between LIFO and the FIFO method was not material as of November 3, 2001 and October 28, 2000.

     Selling, general and administrative expenses for the third quarter of 2001 were 35.5% of net sales, or $50.0 million, compared to 33.2% of net sales, or $36.0 million, for the same period last year. The increase as a percentage of sales was due mainly to increased selling expenses and administrative costs from the El Portal and Bentley's acquisitions.

     Depreciation and amortization expense increased to $5.1 million from $2.7 million last year, and increased as a percentage of net sales to 3.6% from 2.5%. The increase in depreciation and amortization resulted primarily from capital expenditures for a new point-of-sale system, new store construction, the renovation of existing stores, and the acquisition of El Portal and Bentley's.

     Net interest expense was $3.6 million for the third quarter of 2001 as compared to $2.0 million during the same period last year. The increase was due to the acquisition of El Portal and Bentley's, which were funded with cash from working capital and the Company's senior credit facility.

     During the first quarter of the last fiscal year, the Company repurchased $13.3 million of its 11-1/4% senior notes, which are due in 2004. As a result of the repurchase last fiscal year, the Company incurred an extraordinary loss, net of tax of $0.4 million, of approximately $0.6 million for the early extinguishment of debt.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 3, 2001 COMPARED TO THE NINE MONTHS ENDED OCTOBER 28, 2000

     Net sales increased 38.0% to $352.6 million in 2001 from $255.4 million in 2000. Contributing to the $97.2 million sales increase were: (i) a $17.4 million decrease associated with a 7.3% comparable store sales decrease, and (ii) a $114.6 million increase in non-comparable store sales due to new stores that have been open less than one year, which includes stores operated as a result of the acquisition of El Portal and Bentley's.

     Wilsons Leather opened 81 stores, acquired 107 stores with the acquisition of Bentley's and closed 26 stores in the nine months ended November 3, 2001 compared to opening 51 stores and closing nine stores in the same period last year. Included in the 81 stores opened in the first nine months of 2001 are 35 mall, 33 outlet, 7 airport and 6 travel stores. As of November 3, 2001, Wilsons Leather operated 773 stores compared to 571 stores at October 28, 2000.

     Cost of goods sold, buying and occupancy costs were 76.8% of net sales, or $271.0 million, compared to 71.1% of net sales, or $181.6 million, for the same period a year ago. Gross margin net of buying and occupancy costs declined 5.7 points as a percentage of net sales compared to last year due primarily to increased sales levels offset by lower markon as percentage of sales and higher occupancy costs as a percentage of sales, all due to the El Portal and Bentley's acquisitions.

The difference in inventories between LIFO and FIFO was not material as of November 3, 2001 and October 28, 2000.

     Selling, general and administrative expenses were 36.1% of net sales, or $127.3 million, compared to 37.4% of net sales, or $95.6 million, for the same period last year. The decrease is due to cost savings initiatives implemented in the second and third quarters of the current year, as well as beginning to capitalize on methods to leverage the integrated global recovery network within the travel stores.

     Depreciation and amortization expense increased to $14.9 million from $7.1 million in the same period last year. The increase resulted primarily from capital expenditures for a new point-of-sale system, new store construction, the renovation of existing stores, and the acquisition of El Portal and Bentley's.

     Net interest expense increased $4.4 million from the same period last year. The increase is primarily the result of the El Portal and Bentley's acquisitions, which were funded with cash from working capital and the Company's senior credit facility.

     During the first quarter of the last fiscal year, the Company repurchased $13.3 million of its 11-1/4% senior notes, which are due in 2004. As a result of the repurchase last fiscal year, the Company incurred an extraordinary loss, net of tax of $0.4 million, of approximately $0.6 million for the early extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

     Wilsons Leather's capital requirements are primarily driven by the Company's seasonal working capital needs and its strategy to open new stores, remodel existing stores and upgrade information systems. During the third quarter of 2001 the Company opened 21 stores net of closings and an adjustment for one store acquired from Bentley's not previously counted. The Company anticipates it will open no additional stores, net of closings, by the end of the fiscal year. The Company's peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of the Company's peak selling season from October through December.

     General Electric Capital Corporation and a syndicate of banks provide the Company with a senior credit facility. The senior credit facility provides for borrowings of up to $215 million in aggregate principal amount, which includes a term loan of $25.0 million and a letter of credit subfacility of $85.0 million. The maximum amount available under the senior credit facility is limited to 60% of net inventories (which increases to 65% during the months of July and October and 70% during the months of August and September for inventories of the type that Wilsons sold before the acquisitions of El Portal Group and Bentley's plus a $15.0 million seasonal advance) less outstanding letters of credit.

     Interest is payable on borrowings at one or more variable rates determined by LIBOR plus 2.75%, commercial paper rate plus 2.75% or the "prime" rate plus 1.5%. Interest is payable on the term loan at the prime rate plus 4%. Wilsons Leather pays monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expires in May 2004. The senior credit facility contains certain covenants limiting, among other things, the Company's ability to make capital expenditures, pay cash dividends or make other distributions.

     The Company is dependent on the senior credit facility to fund working capital and letter of credit needs, and plans to use the senior credit facility for its immediate and future working capital needs, including capital expenditures. For 2000, the peak borrowings and letters of credit outstanding under the senior credit facility were $128.8 million and $37.6 million, respectively, and as of November 3, 2001, the peak borrowings and letters of credit outstanding under the senior credit facility were $142.3 million and $26.1 million, respectively. The peak time of year is October through December for borrowings and August through September for letters of credit. Under the terms of the senior credit facility, Wilsons Leather is required to repay all revolving borrowings and letters of credit by the end of each calendar year. After repayment, Wilsons Leather may not borrow under the senior credit facility for a period of 90 days.

     On February 3, 2001, the Company had $30.6 million of 11-1/4% senior notes outstanding. As of November 3, 2001, the Company had not reduced this outstanding balance. The indenture governing the 11-1/4% senior notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity.

     We entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union whereby First Union pays the Company interest at a fixed rate of 11.25% and the Company pays First Union interest at a commercial paper rate plus 5.37% (9.04% at August 4, 2001). The agreement terminated on August 15, 2001.

     During the third quarter 2001, the Company completed the offering of unsecured short-term promissory notes in the principal amount of $20,000,000 at an interest rate of 7.9% and maturing on January 15, 2002.


CASH FLOW ANALYSIS

     Operating activities for the nine months ended November 3, 2001, resulted in cash used of $149.0 million compared to cash used of $171.7 million in the corresponding period of 2000. The cash used was primarily the result of the seasonal changes in the Company's current assets and liabilities. The decrease in cash used compared to last year is primarily due to an increase in net loss of $21.1 million, an increase in depreciation of $7.8 million from the Bentley's and El Portal acquisitions, an increase in accounts receivable of $5.2 million, an increase in inventories of $21.5 million, a decrease in prepaid expenses of $12.2 million, an increase in accounts payable and accrued expenses of $25.4 million and a decrease in income taxes payable and other liabilities of $8.7 million.

     Changes in certain balance sheet accounts between February 3, 2001, and November 3, 2001, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of the Company's operations.

     Investing activities for the nine months ended November 3, 2001 totaled $70.4 million and were primarily comprised of capital expenditures for the renovations of and improvements to existing stores, construction of new stores, and the acquisition of Bentley's. Investing activities for the nine months ended October 28, 2000 totaled $21.8 million and were primarily comprised of capital expenditures for a new point-of-sale system, the renovation of and improvements to existing stores and construction of new stores.

     Financing activities for the nine months ended November 3, 2001 provided net cash of $169.5 million, mainly for the acquisition of Bentley's. For the nine months ended October 28, 2000, $69.2 million of net cash was provided for working capital and $13.0 million was used primarily for the repurchase of 11-1/4% senior notes.

     Wilsons Leather is required to repay all borrowings under the senior credit facility by the end of calendar year 2001 and is required to repay the 7.9% short-term promissory notes on January 15, 2002. Wilsons Leather anticipates being in a position to repay all borrowings under the senior credit facility by the end of the calendar year and to repay the short-term promissory notes on January 15, 2002; however, unfavorable changes in December sales levels could impact the Company's ability to repay these amounts. If Wilsons Leather is unable to repay borrowings under the senior credit facility by December 31, 2001, it will be in default under the senior credit facility. Any such default would permit the senior lenders to accelerate payment of all indebtedness (including letters of credit) under the senior credit facility and would cause a cross-default of the 11-1/4% senior notes, permitting the holders of such notes to accelerate payment of such notes or to pursue other remedies. If Wilsons Leather is unable to repay the 7.9% short-term promissory notes on January 15, 2002, it will be in default under such notes. Any such default would cause a default under the senior credit facility and the 11-1/4% senior notes, permitting the senior lenders to accelerate payment of indebtedness (including letters of credit) under the senior credit facility and the holders of the 11-1/4% notes to accelerate payment of such notes and allowing the senior lenders and the holders of the notes to pursue other remedies. Depending on December sales levels, it is possible that the Company will be able to repay borrowings under the senior credit facility but not the 7.9% short-term promissory notes without additional financing. As a result, the Company is currently evaluating alternatives to obtain additional financing before January 15, 2002. Any such financing involving additional debt would require the consent of the senior lenders under the senior credit facility. There can be no assurance that any such financing or such consent can be obtained by January 15, 2002.

     Even if Wilsons Leather is able to repay the borrowings under the senior credit facility by December 31, 2001 and to repay the 7.9% short-term promissory notes by January 15, 2002 out of earnings from operations without additional financing, the Company believes that it will still need to obtain additional financing by March 2002 to meet future anticipated working capital and capital expenditure requirements. There can be no assurance that Wilsons Leather will be able to obtain such financing or any necessary consents from the senior lenders related to such financing.

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

     The Company mitigates default risk by investing in high-credit quality securities. Market risk is limited by including only securities with active markets in our portfolio. All short-term investments mature within one year.

     At November 3, 2001, Wilsons Leather had cash and cash equivalents totaling $2.2 million. The effect of a 100 basis point change in interest rates would have an estimated $.36 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

     The Company's senior credit facility carries interest rate risk that is generally related to either LIBOR, commercial paper rate or the prime rate. If any of those rates were to change while Wilsons Leather was borrowing under the facility, interest expense would increase or decrease accordingly. During the quarter ended November 3, 2001, there were $170.2 million in peak borrowings under the senior credit facility and $26.1 million in outstanding letters of credit.

     The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At November 3, 2001, Wilsons Leather had fixed rate debt of $30.6 million maturing in August 2004, and $25.0 million maturing in May 2004.

     The Company entered into a $40.0 million interest rate swap transaction whereby First Union pays the Company interest at a fixed rate of 11.25%, and the Company pays First Union interest at a commercial paper rate plus 5.37% (9.04% at August 4, 2001). The agreement terminated on August 15, 2001.

                                   ----------

     Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: economic downturns; changes in customer shopping patterns; risks associated with our debt service; risks associated with future growth; risks associated with acquisitions; change in consumer preferences and fashion trends away from leather; seasonality of the business; risks associated with foreign sourcing and international business; disruptions in product supplies to our travel stores; decreased availability and increased cost of leather; competition in our markets; loss of key members of our management team; reliance on third parties for maintaining our management information systems; concentration of the Company's common stock; and volatility of the Company common stock. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.


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

   10.1 First Amendment and Waiver with Respect to Third Amended and Restated Credit Agreement dated as of October 12, 2001 among Wilsons Leather Holdings Inc., as Borrower, the Requisite Lenders signatory thereto, General Electric Capital Corporation as Agent, Lender, and Swing Line Lender and the Credit Parties signatory thereto.

     B. Exhibits and Reports on Form 8-K: The Company filed the following reports on Form 8-K during the third quarter ended November 3, 2001:

          (1) October 17, 2001, under Item 5, reporting sales for the five weeks ended October 6, 2001.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILSONS THE LEATHER EXPERTS INC.

By: /s/ Peter G. Michielutti
    ------------------------
    Peter G. Michielutti
    Senior Vice President and
    Chief Financial Officer

Date:  December 18, 2001

                               INDEX TO EXHIBITS

Exhibit No.     Description                                         Method of Filing
-----------     -----------                                         ----------------
    3.1         Amended and Restated Articles of Incorporation of
                Wilsons The Leather Experts Inc. adopted June 16,
                1998, as amended by the Articles of Amendment
                dated February 17, 2000. (1)......................  Incorporated by Reference

    3.2         Restated Bylaws of Wilsons The Leather Experts
                Inc. as amended June 16, 1998 and January 25,
                2000. (1).........................................  Incorporated by Reference

    4.1         Specimen of Common Stock Certificate. (2).........  Incorporated by Reference

    4.2         Indenture dated as of August 18, 1997 by and
                among   Wilsons The Leather Experts Inc., the
                other corporations listed on the signature pages
                thereof, and Norwest Bank Minnesota, National
                Association, including specimen Certificate of 11
                1/4% Series A Senior Notes due 2004 and specimen
                Certificate of 11 1/4% Series B Senior Notes due
                2004. (3).........................................  Incorporated by Reference

    4.3         Purchase Agreement dated as of August 14, 1997 by
                and among Wilsons The Leather Experts Inc., the
                Subsidiary Guarantors party thereto and
                BancAmerica Securities, Inc. (4)..................  Incorporated by Reference

    4.4         Registration Rights Agreement dated as of May 25,
                1996 by and among CVS New York, Inc., Wilsons The
                Leather Experts Inc., the Managers listed on the
                signature pages thereto, Leather Investors
                Limited Partnership I and the Partners listed on
                the signature pages thereto. (5)..................  Incorporated by Reference

    4.5         Amendment to Registration Rights Agreement dated
                as of August 12, 1999 by and among Wilsons The
                Leather Experts Inc. and the Shareholders listed
                on the attachments thereto. (6)...................  Incorporated by Reference

   10.1         First Amendment and Waiver with Respect to Third
                Amended and Restated Credit Agreement dated as of
                October 12, 2001 among Wilsons Leather Holdings
                Inc., as Borrower, the Requisite Lenders
                signatory thereto, General Electric Capital
                Corporation as Agent, Lender, and Swing Line
                Lender and the Credit Parties signatory thereto...  Electronic Transmission

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