Form 10-K
period 2002-02-02
WILSONS THE LEATHER EXPERTS INC
filed 2002-04-26
CIK 1016607

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 000-21543

Wilsons The Leather Experts Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1839933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 Boone Ave. N., Brooklyn Park, MN	55428
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 391-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $150,292,577, based on the closing sale price for the common stock on April 1, 2002 as reported by the Nasdaq National Market®. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 19,325,848 at April 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on May 23, 2002 (the Proxy Statement), which will be filed within 120 days after the registrant’s fiscal year ended February 2, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K (Form 10-K). (The Compensation Committee Report, the Audit Committee Report, and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

WILSONS THE LEATHER EXPERTS INC.

FORM 10-K

For the fiscal year ended February 2, 2002

i

PART I

When we refer to “we”, “our”, “us” or “Wilsons Leather”, we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies. Unless otherwise indicated, references to our fiscal year mean the year ended on the Saturday closest to January 31, which for the most recent fiscal year end was February 2, 2002, and references to 2001, 2000 and 1999 refer to the twelve months ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

Item 1.    Business

Disclosure Regarding Forward-Looking Statements

The information presented in this Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of our control, including those set forth under “—Risk Factors,” beginning on page 13 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under “—Risk Factors,” as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth under “—Risk Factors” in this section. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify such forward-looking statements.

Overview

We are the leading specialty retailer of quality leather outerwear, accessories, apparel and travel products in the United States. Our multi-channel store locations are designed to target a broad customer base with a superior level of customer service. Through our worldwide leather sourcing network and in-house design capabilities, we are able to consistently provide our customers high-quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.

As of April 6, 2002, we operated a total of 765 stores located in 46 states, the District of Columbia, Guam, Puerto Rico and Canada. Our Wilsons Leather concept included 488 mall stores, 96 outlet stores and 32 airport locations. In addition, we operated 149 premium travel products and accessories stores in 26 states, Puerto Rico and Guam under the El Portal, Bentley’s Luggage and California Luggage Outlet names. Each year we supplement our permanent stores with temporary holiday stores during our peak selling season, which totaled 281 in 2001. Our Wilsons Leather mall stores average approximately 2,100 square feet and feature a large assortment of both classic and fashion-forward leather outerwear, apparel and accessories. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 3,200 square feet and offer a combination of clearance-priced merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 square feet, feature travel products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports. Our proprietary labels, including M. Julian®, Maxima®, Pelle Studio® and Wilsons Leather™, are positioned to appeal to identified customer lifestyle segments.

Through our acquisitions of Bentley’s Luggage Corp. (“Bentley’s Luggage”) and the El Portal Group, Inc. (“El Portal”), we created the leading specialty retail chain of travel products and accessories in the United States. Our travel stores average approximately 2,600 square feet and feature premium nationally branded merchandise, including Tumi®, Hartmann®, Swiss Army®, Travelpro®, Kenneth Cole®, Brighton®, Dooney & Bourke®, Zero Halliburton® and Samsonite®, as well as our growing assortment of private labels, including El Portal®, SignatureTM, Bentley’s LuggageTM and PrioritiesTM.

Wilsons House of Suede, Inc., one of our predecessor companies, was founded in the late 1940s and developed a strategy to sell quality leather products at affordable prices to the average consumer. In 1982, CVS New York, Inc. (“CVS”) acquired Wilsons House of Suede. Following this acquisition, CVS engaged in other strategic acquisitions, and in 1988 acquired Berman’s The Leather Experts, Inc. to become a leading specialty retailer of leather apparel and accessories with expertise in all areas of the leather apparel business. By the time CVS acquired Georgetown Leather Design in 1993, our predecessor companies had grown to more than 500 stores nationally. In May 1996, certain members of our current management participated in a management buyout from CVS, and in May 1997, we completed our initial public offering.

Over the past few fiscal years, we have significantly strengthened our management team to position our company to grow. From 1997, we have increased our net sales from $418.1 million to $720.1 million in 2001, representing a 14.6% compound annual growth rate. Included in 2001 sales are the sales of Wilsons Leather, El Portal, and Bentley’s Luggage.

Business Strategy

The elements of our business strategy combine to create an assortment of labels and products that appeal to consumers from a broad range of socioeconomic, demographic and cultural profiles. We completed internal market research in 2001, and in 2002, we are taking an even closer look at our demographics. Our differentiated strategy positions us as the leading specialty retailer of quality leather outerwear, accessories, apparel and travel products. The principal elements of our business strategy include:

Pursue Multiple Store Formats.    Our distribution network of multiple store formats allows us to specifically tailor our stores with a wide selection of merchandise at multiple price points and to optimize raw materials usage, inventory flow and sales across all formats. We operate our Wilsons Leather stores in malls, outlet centers, airports and on the Internet and our travel stores in malls, outlet centers, tourist and entertainment centers and on the Internet. We also operate temporary holiday stores in malls during our peak selling season to complement our existing store base. These units provide us with opportunities to drive incremental sales, test new markets and further strengthen the Wilsons Leather brand nationally. In addition, we are exploring new non-mall venues, such as strip malls and lifestyle centers.

Grow Brand Recognition.    Our goal is to extend Wilsons Leather from the nation’s leading specialty leather retailer to the nation’s leading leather brand and to continue developing our travel stores on a national level. We also intend to promote our proprietary labels and enhance their recognition among consumers. In our Wilsons Leather concept, proprietary labels target specific customer segments: (i) M. Julian and Maxima for fashion-savvy young men and women, (ii) Pelle Studio for the more sophisticated, confident and fashion-aware segment and (iii) Wilsons Leather for the classic, traditional, value-conscious segment. In addition to our national network of stores, we promote the Wilsons Leather brand through a variety of in-store visual presentations, through radio and magazine advertising and on our e-commerce sites. From time to time, we also team with celebrities, such as Venus Williams, both to develop and promote our product lines. Our recent acquisitions of El Portal and Bentley’s Luggage provide us with the opportunity to showcase our own high-quality proprietary labels such as El Portal, Signature, Bentley’s Luggage and Priorities alongside global brand leaders such Tumi, Hartmann, Swiss Army, Travelpro, Kenneth Cole, Brighton, Dooney & Bourke, Zero Halliburton, and Samsonite. We are in the process of increasing the El Portal private label product mix in our travel stores, which we expect to account for 20% to 30% by year end 2002, as compared to 5% when we bought them.

Target a Broad Customer Base and Manage Pricing.    Our reputation was built by offering consumers a large selection of high-quality leather products at attractive prices. We merchandise our leather products by using our distinct proprietary labels to tailor price points and levels of sophistication to grow with customers throughout their lives. If the large and growing teen and younger adults segment of the population, ages 15-22, embraces leather as a fabric rather than as a fashion trend, we believe its members can be captured as long-term customers.

Expand the Merchandising of Accessories.    We are focused on increasing our accessories business within our retail concepts. To support our objective of generating demand and sales throughout the year, we have expanded the accessories assortment in our stores. Through the development of new product styles and other merchandising activities, we plan to utilize accessories as an additional way of attracting customers into our stores. These products complement our apparel selection and lead to higher “add-on” sales. Our accessories business has proven to be less seasonal and is consistently one of the highest margin categories of our stores.

Capitalize on Worldwide Sourcing Network.    We are able to leverage our worldwide sourcing network to benefit both our Wilsons Leather and our travel store concepts. Our staff of in-house designers combines industry experience with the latest fashion trends to produce product lines that are both classic and fashion-forward. We have established strong relationships with suppliers globally and our design team works closely with our suppliers to ensure seamless development of leather colors and finishes. We have a staff of 47 professionals in Pacific Rim countries to ensure that our designs are manufactured quickly with consistent, high-quality standards. Our control of design and sourcing results in shorter lead times than our competitors, reducing inventory requirements and fashion risk and permitting in-season reorders.

Continue to Enhance Operations.    In recent years, we have worked to upgrade and advance our operations to improve profitability. We intend to continue this effort, in part, by fully integrating and consolidating our travel stores into a nationally recognized retailer. In 2002, we intend to focus on improving store productivity, maximizing sales volume in our various channels, increasing margins in the travel business and finishing the centralization of our operational functions.

Leverage Highly Experienced Management Team.    We believe our senior management team’s experience provides us with the platform necessary to effectively expand our retail concepts, successfully integrate recent acquisitions and grow our sales and profitability. We have hired, and intend to continue to hire, senior level executives to help manage our growth and the development of our retail concepts.

Growth Strategy

In response to the decrease in sales and retail traffic levels due to the events of September 11 and the resultant decline in air travel, coupled with the worsening economic recession and one of the warmest, driest winters on record, we looked at our business critically and initiated immediate changes to minimize losses and strengthen our business in the future. Based on that analysis, we are pursuing the following strategies for future growth:

Open New Stores.    We added a net total of 158 stores in 2001 (including 107 Bentley’s Luggage stores acquired during 2001). In 2002, we are limiting store growth as part of our overall capital preservation program. We plan to open 16 stores and close approximately 23 other locations for a net reduction of approximately seven stores. Anticipating an upturn in the retail and travel markets, we are looking to 2003 and beyond as years for resumed growth for our Wilsons Leather and travel concepts.

We continue to believe that our travel retail concept is a good strategic fit and that there is growth opportunity in the consolidation of the specialty travel products and accessories markets. Our acquisitions of El Portal and Bentley’s Luggage made us the leading specialty retailer of travel products and accessories. As our initiatives to return this concept to profitability take hold, we will continue to consider acquisition opportunities that leverage our existing strengths, present opportunities for economies-of-scale, broaden our customer base, reduce our seasonality and increase our market share.

Private Label.    We are expanding our assortment of private label products. We anticipate increasing our private labels in our travel stores to 20% to 30% of our offerings. Private label products carry significantly higher margins than the branded products we carry and will enable us to improve our overall profitability while giving our customers a wider selection of products. We believe the El Portal name carries sufficient recognition and equity to make such a program successful.

Product Mix.    To further deseasonalize the business and create demand throughout the year, we have expanded the accessories assortment in our stores. Items such as briefcases, handbags, backpacks, wallets and phone cases sell year round, attract a wide range of customers and can be merchandised with specific target groups in mind. These products nicely complement our apparel selection and lead to higher “add-on” sales. Our Wilsons Leather mall merchandise mix is now approximately 75% outerwear and apparel and 25% accessories. Our objective is to continue to expand our lines in all of our mall stores with a long-term goal of 50% outerwear and apparel and 50% accessories and travel.

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

Wilsons Leather Stores.    Our Wilsons Leather stores offer a large selection of leather outerwear, apparel and accessories, such as gloves, handbags, wallets, briefcases, computer cases, planners, CD cases and belts, at attractive prices. We offer a total of more than 4,500 styles of leather outerwear, apparel and accessories throughout our Wilsons Leather stores.

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

Some key elements for merchandising Wilsons Leather stores include:

•	identifying customer lifestyle segments based on demographic factors such as age, fashion awareness, purchasing behavior, income, location and ethnicity;

•	building strong brand recognition and utilizing our proprietary labels to target customer lifestyle segments;

•	driving accessories growth through new styles designed to attract customers into our stores; and

•	actively managing pricing to maintain value for the largest possible customer base.

We believe that the name and reputation of the Wilsons Leather brand assures customers they are purchasing high-quality and fashionable merchandise. Over 90% of the merchandise in Wilsons Leather stores is designed and sold under our proprietary labels, including:

•	M. Julian (men) and Maxima (women) for the fashion-savvy young consumer;

•	Pelle Studio for the more sophisticated, confident fashion-aware consumer; and

•	Wilsons Leather for the classic, traditional, value-conscious consumer.

Each of our labels is supplemented with in-store promotions and visual presentations to further emphasize customer lifestyle segmentation. We additionally offer a limited selection of other designer brands such as Kenneth Cole, Andrew Marc®, Nine West® and Bosca® in our stores to highlight the value of our proprietary labels.

Travel Stores.    Our travel stores carry a full assortment of merchandise designed to meet the lifestyle requirements of both the frequent traveler and the consumer looking for premium accessories and small leather goods. Currently, we are changing our merchandising focus in the travel accessories business. In the past, the travel stores focused primarily on selling leather luggage to male customers. We are increasing the assortment of small leather goods to target a broader customer base. Core merchandise offerings in our travel stores include not only a wide selection of travel basics such as luggage, but also business cases, business accessories, handbags and backpacks. We further complement these core merchandise offerings with products such as watches, sunglasses, pens and jewelry. Throughout our El Portal and Bentley’s Luggage stores, we carry a total of approximately 12,000 styles.

Under our merchandising philosophy, we provide classic products that meet the functional needs of the business traveler, such as luggage and business cases, while also offering the latest in fashion and trend items, such as handbags and sunglasses. We believe that offering fashionable items as well as traditional travel products increases consumer store traffic, in particular repeat customers, and attracts more female customers than other retailers in the travel products industry. Our merchandise assortment showcases a collection of top selling products from the world’s premier travel and accessory brands, including Tumi, Hartmann, Swiss Army, Travelpro, Kenneth Cole, Brighton, Dooney & Bourke, Zero Halliburton and Samsonite. In addition, we offer a growing assortment of products under our own private labels including El Portal, Signature, Bentley’s Luggage and Priorities. We intend to increase our private label in the travel business to 20% to 30% of our offerings. Private label products carry higher margins than the branded products and allow us to provide a wider selection of products to our customers.

The following table sets forth the Company’s percentages of net sales by major merchandise category from 1999 to 2001.

Merchandise Category	2001	2000	1999
Accessories	23.6%	28.0%	28.6%
Women’s apparel	30.0	35.9	35.7
Men’s apparel	29.4	34.6	35.7
Travel products	17.0	1.5	—

Total	100.0%	100.0%	100.0%

Sourcing and Quality Control

Wilsons Leather Stores.    Over our history we have developed strong and long-standing relationships with our manufacturers and hide suppliers. In 2001, approximately 86.9% of our leather garments and 54.8% of our accessories were manufactured by 20 independently owned manufacturing facilities in China. These relationships, coupled with our significant purchase volumes of 3.3 million leather garments and 7.6 million accessories in 2001, enable us to achieve economies of scale and, additionally, ensure that we can consistently obtain sufficient manufacturing capacity when needed.

We believe that our extensive knowledge of the worldwide leather markets is critical in mitigating price fluctuations in the cost of raw leather during times of high volatility. While we do not normally obtain possession of hides, we assist tanneries and factories in sourcing hides from all over the world, ensuring broad access to the marketplace. However, from time to time we purchase supplies of leather to take advantage of market opportunities to ensure reserves of quality materials at acceptable prices. Raw leather is primarily sourced in the United States, with additional product sourced from South America, Australia, New Zealand, the Middle East and Western Europe. Our buying strategies coupled with our expertise in leather development enable us to purchase entire lots of raw leather and use varying grades of raw leather in different products, providing us with significant price advantages.

Our sourcing infrastructure and strong relationships with our suppliers allow us to effectively control merchandise production without owning manufacturing facilities. Our designers and buyers work closely with our suppliers to identify and develop leather colors and finishes. We have a staff of 47 professionals located in China, India, Indonesia, Hong Kong and South Korea who are primarily responsible for overseeing the production and quality control process in overseas factories. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to our technical specifications and providing technical assistance and quality control through inspection in the factories.

Our merchandising department works closely with our overseas personnel to coordinate order fulfillment. Between 1992 and 2001, we reduced our merchandise production cycle from approximately 180 days to approximately 90 days. The reduced merchandise production cycle allows us to control our production needs and reorder faster-selling merchandise during our peak selling season. Our management believes that this strategy results in more effective and efficient inventory management and gives us the ability to tightly control our inventory and cancel production as the business climate changes, thus reducing our need for markdowns on merchandise at the end of our peak selling season.

Travel Stores.    Our travel stores depend, in part, upon our ability to offer premium-brand luggage, travel products and accessories to our customers through our strong supplier relationships. Our major suppliers include Tumi, Hartmann, Swiss Army, Travelpro, Kenneth Cole, Brighton, Dooney & Bourke, Zero Halliburton and Samsonite. We estimate that in our fiscal 2002, the top 10 El Portal and Bentley’s Luggage suppliers will account for over 63% of the merchandise supplied to our El Portal and Bentley’s Luggage stores. In addition, we intend to increase our private label offerings in our travel stores to 20% to 30% of our offerings in the future.

Store Formats and Locations

As of April 6, 2002, we operated 765 retail stores located in 46 states, the District of Columbia, Puerto Rico, Guam and Canada, including 488 mall stores, 96 outlet stores and 32 airport locations within our Wilsons Leather concept.

In addition, we operated 149 premium travel products and accessories stores in 26 states, Puerto Rico and Guam under the El Portal, Bentley’s Luggage and California Luggage Outlet names. We regularly supplement our permanent mall stores with temporary holiday stores during our peak selling season from October through January, and operated approximately 281 holiday stores in 2001.

Our e-commerce site at www.wilsonsleather.com offers leather outerwear, apparel and accessories, as well as company background and financial information. We also operate online Web sites at www.el-portal.com and www.travelsupplies.com for travel product offerings.

Store Locations

* Corporate Headquarters

State	Mall	Airport	Outlets	Travel	Total	State	Mall	Airport	Outlets	Travel	Total
Alabama	2	—	2	—	4	Nebraska	3	—	—	—	3
Arkansas	1	—	—	1	2	New Hampshire	4	—	2	—	6
Arizona	6	—	2	4	12	New Jersey	21	1	2	4	28
California	57	2	12	17	88	New Mexico	2	—	1	—	3
Colorado	9	—	2	—	11	Nevada	4	—	2	10	16
Connecticut	9	—	—	—	9	New York	32	—	5	1	38
Delaware	3	—	1	1	5	Ohio	25	1	4	3	33
Florida	18	3	8	44	73	Oklahoma	4	—	—	—	4
Georgia	16	3	5	7	31	Oregon	5	—	2	—	7
Hawaii	—	—	—	3	3	Pennsylvania	23	3	6	5	37
Iowa	6	—	1	—	7	Rhode Island	2	—	1	1	4
Idaho	1	—	—	—	1	South Carolina	2	—	2	—	4
Illinois	32	5	2	7	46	South Dakota	2	—	—	—	2
Indiana	14	—	1	2	17	Tennessee	9	—	4	2	15
Kansas	4	—	—	—	4	Texas	23	2	5	3	33
Kentucky	4	—	—	1	5	Utah	4	1	1	1	7
Louisiana	5	2	1	2	10	Virginia	10	2	2	4	18
Massachusetts	17	—	2	6	25	Washington	15	—	1	—	16
Maryland	14	2	2	3	21	Wisconsin	15	—	2	—	17
Maine	3	—	2	—	5	West Virginia	2	—	—	1	3
Michigan	23	—	3	8	34	DC	1	—	—	—	1
Minnesota	13	1	1	3	18
Missouri	9	—	3	—	12
Mississippi	—	—	1	1	2	Canada	—	2	—	—	2
North Carolina	11	2	3	1	17	Puerto Rico	—	—	—	2	2
North Dakota	3	—	—	—	3	Guam	—	—	—	1	1

						GRAND TOTAL	488	32	96	149	765

Site Selection. We utilize a detailed process to identify favorable store locations in existing or new markets. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics. Our site selection criteria include:

•	customer segment and demographic data derived from our point-of-sale network and outside sources;

•	information relating to population density in concentric circles surrounding the mall;

•	the performance of past holiday stores within the mall;

•	the proposed location within the mall; and

•	projected profitability, cost, return on investment and cash-flow objectives.

Our cross-functional review committee approves proposed store projects, including new sites and lease renewals. We continually evaluate our stores to assess the need for remodeling or the timing of possible closure based on economic factors. We use our knowledge of market areas and rely upon the familiarity of our name and our national reputation with landlords to enhance our ability to obtain prime store locations and negotiate favorable lease terms.

We maintain a dedicated staff that has extensive experience with opening and closing our temporary holiday stores, which we leverage in our other concepts. Once a holiday store site is selected and the lease is executed, we are able to open a store within three days after we are allowed to occupy the space in the mall.

Our real estate, store planning and executive management teams continually analyze the performance and profitability of our stores and markets to assess the potential for new and replacement stores and to identify underperforming stores. We estimate that our average net investment in our Wilsons Leather permanent mall stores is approximately $256,000 and approximately $336,000 for our outlet stores including inventory and capital investment, net of landlord contributions. In fiscal year 2002, we expect these stores to generate a cash return on investment of approximately 15% and have an average discounted payback period of two to three years. In our travel stores, we estimate that our average net investment will be approximately $600,000 including inventory and capital investment, net of landlord contributions. We expect our travel stores to break even in fiscal year 2002 and to have an average discounted payback period of less than 3 years. We cannot ensure that our future store openings will have similar results to those experienced in the past.

The following chart highlights the number of stores, by format, opened in each of the last four years and the current year to date.

	Mall	Outlet	Airport	Travel	Total
Store count as of January 30, 1999	438	52	28	—	518

Fiscal year ended January 29, 2000
Stores opened	27	8	4	—	39
Stores closed	(21)	(5)	(2)	—	(28)

End of year count	444	55	30	—	529

Fiscal year ended February 3, 2001
Stores opened	38	28	2	3	71
Stores acquired (El Portal)	—	—	—	36	36
Stores closed	(14)	(9)	(1)	(1)	(25)

End of year count	468	74	31	38	611

Fiscal year ended February 2, 2002
Stores opened	39	34	7	17	97
Stores acquired (Bentley’s Luggage)	—	—	—	107	107
Stores closed	(15)	(14)	(5)	(12)	(46)

End of year count	492	94	33	150	769

Period ended April 6, 2002
Stores opened	1	2	—	2	5
Stores closed	(5)	—	(1)	(3)	(9)

Period ended April 6, 2002 count	488	96	32	149	765

Wilsons Leather Mall Stores.    We operated 488 permanent Wilsons Leather mall stores in the United States as of April 6, 2002. Our mall stores showcase a full range of leather outerwear, apparel and accessories primarily under our proprietary labels. These stores average approximately 2,100 square feet and are located in all types of shopping malls, serving diverse demographics. A typical mall store will carry a selection of approximately 1,150 different styles of our merchandise.

We further supplement our permanent stores with temporary holiday stores to better capitalize on our peak selling season, operating 281 holiday stores in 2001. Our temporary holiday stores also provide us the opportunity to test prospective mall locations and are generally located in malls where there is not a permanent Wilsons Leather store. A typical holiday store will carry approximately 800 styles of our merchandise.

Outlet Stores.    Our 96 outlet stores are located in 35 states and operate under the names Wilsons Leather Outlet and Wallet Works. To maintain brand image, we generally locate outlet stores in large outlet centers in areas away from our permanent mall stores. Our Wilsons Leather Outlet stores offer clearance items and special outlet-only merchandise as well as certain key in-season products. Wilsons Leather Outlet stores average approximately 3,200 square feet and generally carry approximately 1,800 styles of merchandise. Our Wallet Works stores average 1,400 square feet and carry only accessories. We intend to convert many of the Wallet Works stores to our Wilsons Leather Outlet format and close the other remaining locations over time.

Airport Stores.    We launched our airport stores in an effort to showcase our Wilsons Leather brand and our travel products and accessories. Our 32 airport stores located in the United States and Canada play an instrumental role in growing brand awareness, showcasing our brand and products to millions of travelers who pass by our airport stores each year. These stores average approximately 700 square feet and carry approximately 750 of our best-selling styles.

Travel Stores.    Our 149 travel stores feature premium-branded travel products and accessories for business travelers and tourists. Our El Portal, Bentley’s Luggage, and California Luggage stores feature brand names such as Tumi, Hartmann, Swiss Army, Travelpro, Kenneth Cole, Brighton, Dooney & Bourke, Zero Halliburton, and Samsonite. We believe our travel stores will help us reduce overall seasonality because the demand for travel products and accessories tends to occur more evenly throughout the year. Our travel stores average approximately 2,600 square feet in size. Throughout our El Portal and Bentley’s Luggage stores, we carry a total of approximately 12,000 styles.

E-Commerce. Our e-commerce sites, including www.wilsonsleather.com and www.travelsupplies.com, offer an extension of our store experience and are intended to increase brand awareness, strengthen the relationship with our customers, drive customers to shop at our stores, make our products more accessible and facilitate cross-marketing efforts. The e-commerce sites feature key in-season merchandise as well as promotional merchandise and have been revamped to decrease cost structure and to improve customer service. In 2001, we had 1,036,000 unique visitors at our www.wilsonsleather.com e-commerce site, a 57% increase over 2000, and achieved $3.9 million in online sales. In 2001, we had 1,246,000 total visitors at our www.travelsupplies.com e-commerce site and achieved $472,000 in online sales, which is reported in travel store sales. We plan to continue to invest prudently in the development and maintenance of our online stores and expand our merchandise assortment offerings with the goal of utilizing the Internet as an additional tool for offering our customers another shopping format.

Store Operations.    Our store operations are organized by store format and by region. The largest of our formats, mall and airport stores, is divided into four regions with each region subdivided into districts. Each district manager is responsible for approximately 15 stores. Individual stores are staffed by a manager, an assistant manager, and a complement of full and part-time sales associates whose numbers fluctuate based upon expected and actual sales results. A typical store manager has an average of over four years of experience with our company. Store managers are responsible for sales and other operations including hiring and associate training, visual display and inventory control. All other aspects of store operations are administered centrally by our corporate offices. Temporary holiday stores have a dedicated staff with the same responsibilities as the staff of our permanent stores. Temporary holiday stores also provide an opportunity to develop and assess the skills of associates being considered for future permanent store management positions. Outlet and travel stores are managed in a similar fashion to our Wilsons Leather stores.

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

We regularly evaluate our customer service performance through customer comment cards, direct surveys of customers who return merchandise and mall intercept and telephone interview surveys. We also periodically hold customer focus groups. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.

Distribution

Merchandise for our Wilsons Leather stores is shipped directly from merchandise vendors or overseas manufacturers to distribution centers located in Brooklyn Park, Minnesota and Maple Grove, Minnesota. In addition, we currently use the warehouse facilities of El Portal and Bentley’s Luggage located in Las Vegas, Nevada and Miami, Florida, respectively, to service our travel stores.

We own a 289,000 square foot distribution center in Brooklyn Park, Minnesota, which is equipped with automated garment-sorting equipment and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 10% to 15% of the merchandise received in the distribution center is sent directly to our stores through cross-docking, which allows for minimal handling and storage. Additional merchandise is stored in the distribution center to replenish stores with key styles and to build inventory for the peak selling season. Through the integration of merchant and distribution systems, we are able to replenish goods frequently to ensure that stores maintain an appropriate level of inventory.

We have a five-year lease, which will expire in 2003, for a 45,600 square foot facility that supports the distribution requirements of our airport stores and certain accessory styles. The facility is located in Maple Grove, Minnesota, approximately two miles from the distribution center in Brooklyn Park, Minnesota. From time to time, we also use third-party distribution centers on the west coast during our peak selling season. During 2001 we leased a permanent distribution facility in Las Vegas, Nevada to consolidate distribution of our travel products and accessories.

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

Marketing to a customer’s lifestyle supports our proprietary label collections. Each label targets specific lifestyles and offers apparel and accessories ranging from classic to fashion-forward. Targeting the 30 million Americans currently between 15 and 22 years old is a key marketing initiative. Those consumers are the first wave of Generation Y, which is expected to peak at 79 million in 2010. Becoming “top of mind” as they mature will be important to our future success.

Advertising media efforts focus on national teen fashion magazines, promotional radio and professional sports marketing. In addition, we have teamed with tennis star Venus Williams to create and promote the Venus Williams Collection of spring and fall leather apparel. We believe cross-channel brand marketing will be a key driver in our future success. By leveraging our various selling formats—malls, outlets, airports and our e-commerce site—we intend to strengthen Wilsons Leather in the marketplace as the fashion leather leader and world brand.

Travel Stores.    We are applying El Portal’s marketing programs and strategies to our Bentley’s Luggage travel stores, with a goal of establishing our travel stores as a premier national specialty retailer of travel products and accessories. We maintain an extensive image advertising program, which characterizes the lifestyles and aspirations of our target customers. This imagery focuses on exotic travel destinations as well as a luxury standard of living.

Our print advertising consists of newspapers such as The Wall Street Journal Weekend Edition and The New York Times, which provide a base of strong brand awareness across the country in order to reach the highly mobile business traveler. We also feature our products in local fashion lifestyle magazines such as Style, Angeleno, Décor & Style, Las Vegas Life, San Francisco Life and Arizona Trends. In addition, twice each year we mail our “magalog,” Passages, which features a combination of merchandise images as well as articles on travel destinations and lifestyle features to more than 200,000 existing and potential customers. We are also featured in travel literature such as American Airlines Inflight Magazine, Hawaii Guidebook and Las Vegas Guidebook as well as Japanese language publications such as JTB Traveler.

We further supplement these marketing efforts with smaller, targeted mailings around events such as Valentine’s Day and Mother’s Day as well as a holiday mailing in November, and through a wide variety of collaborative events such as joint promotions with credit cards, premier screenings of films, celebrity appearances and event sponsorships, and charitable fundraising activities.

Management Information Systems

Since 1997, we have invested more than $26 million in improving our management information systems, completing the replacement of major operating platforms in the functional areas of merchandising, finance, human resources, manufacturing, and store point-of-sale and back-office systems. These systems provide all levels of our organization access to information, powerful analytical tools to improve our understanding of sales and operating trends and the flexibility needed to anticipate future business needs. We believe that our current systems, which are fully scalable to accommodate future growth, are adequate to meet our growth and expansion plans over the next several years.

Our point-of-sale and back-office systems have been designed to, among other things, free store employees’ time so that they can focus on serving our customers. Our point-of-sale system gives each store the ability to view inventory at other store locations, automates store operations, human resource and inventory management documentation and enables customer information collection. On a daily basis, we obtain sales and inventory data from stores, facilitating merchandising decisions regarding the allocation of inventory, pricing and inventory levels. Our connection to our overseas product sourcing offices provides both field management and home office personnel access to pertinent business information. The continuous flow of information to and from our overseas personnel permits us to better control inventory, plan manufacturing capacity, regulate merchandise flow and ensure product consistency among manufacturers.

In 2002, we intend to complete the full integration of all shared services for the travel business, including finance, information systems, human resources and real estate.

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

Trademarks

We conduct our business under various trade names, brand names, trademarks and service marks in the United States, including M. Julian®, Maxima®, Pelle Studio®, Wilsons The Leather ExpertsTM, Tannery West®, Georgetown Leather Design®, WalletWorksTM, Wilsons LeatherTM, Handcrafted by Wilsons The Leather  ExpertsTM, Vintage by Wilsons The Leather ExpertsTM, Day PartnerTM, El Portal®, California Luggage Outlet  CLO and Design®, Bentley's Luggage & Gifts and designTM, Bentley's Travelware and design™, Bentley's Executive and designTM, Mark Phillip®, Midnite®, Mirage®, SignatureTM and PrioritiesTM.

Employees

As of February 2, 2002, we had approximately 5,740 associates. During our peak selling season from October through January, we employ approximately 4,500 additional seasonal associates. We consider our relationships with our associates to be good. None of our associates are governed by collective bargaining agreements.

Risk Factors

The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer.

The decline in general economic conditions has led to reduced consumer demand for our leather apparel and accessories and travel goods, which could adversely affect our business and liquidity.

Our future capital requirements depend on the sustained demand for both our leather and travel products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war and other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer spending habits and mall traffic, causing us to delay or slow our expansion plans, and have resulted in lower net sales than expected on a quarterly and annual basis.

Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of existing debt or to obtain additional financing. There can be no assurance that any such refinancing or additional financing would be possible or could be obtained on terms that are favorable to us.

If at any time our comparable store sales and quarterly results of operations decline or do not meet the expectations of research analysts, the price of our common stock could decline dramatically.

Our quarterly results of operations for our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Comparable store sales include sales for stores that have been open more than one year. For instance, our quarterly comparable store sales increases have ranged as high as 7.5% and as low as a negative 16.0% over the past 8 quarters. Our net sales and operating results are typically lower in the second quarter of our fiscal year. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	general economic conditions and, in particular, the retail sales environment;

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	weather conditions;

•	maintaining appropriate inventory levels;

•	changes in our merchandise mix;

•	timing of promotional events; and

•	actions by competitors or mall anchor tenants.

An inability to generate comparable store increases could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to grow our business as planned.

Our future operating results will depend, in part, on our ability to successfully open new stores and to effectively manage a growing business. Our ability to grow our business will be limited, however, if we are unable to improve the sales performance and productivity of our existing stores. Our future growth will also depend on our ability to:

•	design products, merchandise stores, manage inventory levels and take timely and necessary markdowns;

•	introduce and expand new selling concepts;

•	identify, negotiate, lease and open stores in suitable locations on a profitable and timely basis;

•	ensure the availability of and obtain the necessary capital to operate our business;

•	build, expand, consolidate and upgrade our distribution centers and management information systems in an efficient and timely manner; and

•	hire, train and retain qualified personnel, including management executives and hourly sales associates.

We cannot assure you that we will be able to achieve all or any of these objectives.

The instruments governing our outstanding debt place certain obligations on us and restrictions on our operations which, if not met, could result in our inability to borrow under our senior credit facility or other penalties.

Covenants contained within our senior credit facility require us to meet certain financial tests and limit capital expenditures. The terms of our recently renegotiated senior credit facility also prohibit us from borrowing additional funds, other than letters of credit, until we have received $10 million in net proceeds from debt or equity financing, a sale leaseback transaction with respect to our Brooklyn Park distribution center and corporate offices, a sale or sale leaseback transaction with respect to our Miami distribution center or any combination of the above. In addition, certain covenants and restrictions under our senior credit facility and the indenture governing our 11¼% senior notes limit our ability to pay cash dividends or make other distributions, to acquire or merge with another entity, to make investments, loans or guarantees, to borrow additional funds or dispose of assets and to create liens or other encumbrances, possibly affecting our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities.

The senior credit facility also contains a requirement that we either amend, refund, renew, extend or refinance the outstanding 11¼% senior notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. The terms of any refunded, renewed, extended or refinanced notes cannot be more burdensome than the terms of the 11¼% senior notes and the rate of interest with respect to any such notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, refinancing or extension plus 7% per annum. There can be no assurance that it will be possible to obtain any such amendment, refunding, renewal, extension or refinancing on such terms.

The failure to obtain $10 million in net proceeds as required by the senior credit facility could result in our inability to borrow under the facility. In addition, a failure to comply with the covenants and restrictions contained in either the senior credit facility or the indenture governing our 11¼% senior notes could, if not cured or waived, result in a default permitting the senior lenders to accelerate payment of indebtedness (including letters of credit) under the senior credit facility and allowing them to pursue other remedies (including foreclosing their liens on our assets). Acceleration of the indebtedness under the senior credit facility or the occurrence of another event of default under the indenture governing our 11¼% senior notes would also permit the holders of the 11¼% notes to accelerate payment of such notes and allow such holders to pursue their remedies.

Our inability to effectively respond to changes in fashion trends and consumer demands could adversely affect our sales.

Our success depends on our ability to identify fashion and product trends as well as our ability to anticipate, gauge and react swiftly to changes in consumer demand. Our products must remain appealing for a broad range of consumers with diverse and changing preferences and our orders for products must be placed in advance of customer purchases. We cannot assure you that we will be able to identify new fashion trends and adjust our product mix in a timely manner. If we misjudge market preferences, we may be faced with significant excess inventories for some products and missed opportunities for other products. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventories, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, we cannot assure you that consumer sentiment towards and demand for leather will not change or that we will be able to react to any such changes effectively or at all. For example, certain countries supplying the hides used to make leather products have experienced outbreaks of certain highly publicized diseases, namely Bovine Spongiform Encephalopathy (so–called “mad–cow” disease) and hoof–and–mouth disease. There can be no assurance that demand for our leather products will not decline as a result of the publicity regarding these diseases or new scientific findings with respect to such diseases. If we are unable to anticipate, gauge and respond to changes in demand or if we misjudge fashion trends, our financial condition and operating results could be harmed.

The seasonality of our business could affect our profitability.

Since our leather outerwear and apparel products are most often purchased during the holiday season, we experience substantial fluctuations in our sales and profitability. We generate a significant portion of our sales from October through January, 59.5% in 2001, which includes the holiday selling season. We generated 31.0 % of our annual sales for 2001 in December. Because our profitability, if any, is historically derived in the fourth quarter, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through January.

Given the seasonality of our business, misjudgments in fashion trends, the outbreak of war and other significant national and international events or unseasonably warm or severe weather during our peak selling season could have a material adverse effect on our business, financial condition and results of operations. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including:

•	merchandise mix offered during the peak selling season;

•	the timing and level of markdowns and promotions during the peak selling season;

•	the net sales contributed by holiday stores;

•	the timing of certain holidays; and

•	the number of shopping days and weekends between Thanksgiving and Christmas.

We could have difficulty obtaining merchandise from our foreign suppliers.

We import our leather garments and accessories from independent foreign contract manufacturers located primarily in the countries of China, Indonesia and India. We do not have long–term contracts or formal supply arrangements with our contract manufacturers. In 2001, of the 8.4 million of our leather garments and accessories contracted for manufacture, we sourced approximately 84% from contract manufacturers located in The People’s Republic of China. Additionally, in 2001, of the leather garments and accessories that we contracted for manufacture, approximately 4% and 12% were from Indonesia and India, respectively. Trade relations with China, Indonesia and India have traditionally been unstable. If trade relations with these countries or any other country from which we source goods deteriorate, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise. Further, we cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States government, including the likelihood, type, or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to source products will occur. In addition, it will take time for us to transition our sourcing to other countries.

Certain other risks related to foreign sourcing include:

•	economic and political instability;

•	transportation delays and interruptions;

•	restrictive actions by foreign governments;

•	trade and foreign tax laws;

•	fluctuations in currency exchange rates and restrictions on the transfer of funds; and

•	the possibility of boycotts or other actions prompted by domestic concerns regarding foreign labor practices or other conditions beyond our control.

Any event causing a sudden disruption of imports from China or other foreign countries, including a disruption due to financial difficulties of a supplier, could have a material adverse effect on our business, financial condition and results of operations.

A loss of a significant supplier or a disruption in product supply in our travel stores could adversely affect our sales.

Our merchandising strategy in our travel stores depends, in part, upon our ability to offer a broad selection of name brand products to our customers and is, therefore, dependent upon satisfactory and stable supplier relationships. We have no significant long–term contracts for the purchase of merchandise from our suppliers. We estimate that in 2002 the top 10 El Portal and Bentley’s Luggage suppliers will account for over 63% of the merchandise supplied to our travel concept stores. Many factors beyond our control could affect the ability of our suppliers to provide us with quality products on a timely basis, including an increased price for or shortage of raw materials or an interruption in or cessation of their manufacturing capacity for any reason. The loss of, or disruption in, supply from any one of our major suppliers, especially during our peak selling season, could have a material adverse effect on our sales.

A decrease in the availability of leather or an increase in its price could harm our business.

The purchase of leather comprised approximately 65.2% and 60.0% of our costs of goods sold for leather apparel and 34.9% and 33.0% of the costs of goods sold for accessories in 2001 and 2000, respectively. A number of factors affect the price of leather, including the demand for leather in the shoe, furniture and automobile upholstery industries. In addition, leather supply is influenced by worldwide meat consumption and the availability of hides, including during times of rapid destruction of animals to contain the spread of disease. Fluctuations in leather supply and pricing, which can be significant, may have a material adverse effect on our business and profitability.

Changes in customer shopping patterns could harm our sales.

Most of our stores are located in enclosed shopping malls and regional outlet centers. Our ability to sustain or increase the level of sales depends in part on the continued popularity of malls and outlet centers as shopping destinations and the ability of malls and outlet centers, tenants and other attractions to generate a high volume of customer traffic. Many factors beyond our control may decrease mall traffic including, among other things, economic downturns, the closing of anchor department stores, weather, construction and accessibility to strip malls or alternative shopping formats (such as catalogs or e–commerce). Any changes in consumer preferences and shopping patterns could adversely affect our financial condition and operating results.

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

Our success depends largely on the efforts and abilities of our current senior management team. Their experience and worldwide contacts in the leather and travel products industries significantly benefit us. If we were to lose the benefit of their experience and contacts, our business could be adversely affected. We do not maintain key–man life insurance on any members of our senior management team.

We rely on third parties for upgrading and maintaining our management information systems.

The efficient operation of our business is heavily dependent on our information systems. In particular, we rely heavily on the automated sortation system used in our primary distribution center and the merchandise management system used to track sales and inventory. We also rely on a third–party package for our accounting, financial reporting and human resource functions. We depend on our vendors to maintain and periodically upgrade these systems so that these systems continue to support our business as we expand. The software programs supporting our automated sorting equipment and processing our inventory management information were licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade these software programs would disrupt our operations if we were unable to convert to alternate systems in an efficient and timely manner.

Ownership of our common stock is concentrated.

Our directors and executive officers beneficially own, in the aggregate, 30.9% of the outstanding shares of our common stock as of March 1, 2002. If these shareholders vote together as a group, they will be able to exert significant influence over our business and affairs, including the election of individuals to our board of directors. They will also be able to significantly affect the outcome of certain actions that require shareholder approval, including the adoption of amendments to our Amended and Restated Articles of Incorporation and the approval of certain mergers, sales of assets and other business acquisitions or dispositions. In addition, the ownership concentration of our stock may limit liquidity and cause shareholders to experience price fluctuations when selling large blocks of our stock.

The market price for our common stock may be volatile.

Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price due to:

•	a decline in any month or quarter of our revenues or earnings;

•	a decline in any month or quarter of comparable store sales;

•	a deviation in our revenues, earnings or comparable store sales from levels expected by securities analysts;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other companies in the same or similar markets; and

•	any future sales of our common stock or other securities.

In addition, the Nasdaq National Market® has experienced extreme volatility that has often been unrelated to the performance of particular companies. Future market fluctuations may cause our stock price to fall regardless of our performance. Such volatility may limit our ability in the future to raise additional capital.

War, acts of terrorism, or the threat of either may negatively impact the availability of merchandise and otherwise adversely impact our business.

In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale in our stores may be negatively impacted. We import a substantial portion of our merchandise from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

The majority of our stores are located in enclosed shopping malls and regional outlet centers. In response to the terrorist attacks of September 11, 2001, security is being heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls and outlet centers. In addition, local authorities or mall management could close shopping malls and outlet centers in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales that would have a material adverse affect on our business, financial condition and results of operations.

Any significant interruption in the operation of our corporate offices and distribution centers could have a material adverse effect on our business.

Our corporate offices and distribution centers are highly centralized in three main locations. Our operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes, floods or acts of terrorism) impacts the use of these facilities. There can be no assurances that we would be successful in obtaining alternative facilities in a timely manner if such a catastrophic event were to occur.

Item 2.    Properties

As of February 2, 2002, we operated 768 leased store locations and one owned store location. Substantially all of our stores were located in shopping malls, outlet malls or airport retail locations. Store leases with third parties are typically five to ten years in duration. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. As of February 2, 2002, of the 618 Wilsons Leather store leases open, an affiliate of CVS guaranteed approximately 156 leases, all of which were entered into before the management buyout, and of the 150 travel store leases, one contained guaranty provisions by Donald D. Borsack, a related party.

We own our Brooklyn Park distribution center and corporate offices and the land on which they are located. The combined Brooklyn Park distribution center and corporate offices total 353,184 square feet. We also own the Bentley’s Luggage distribution center, which is located in Miami, Florida and totals 100,000 square feet, and lease the El Portal corporate offices and distribution center, which are located in Las Vegas, Nevada and total 116,625 square feet. We are party to a five-year lease that expires in 2003 with a five-year renewal option for our 45,600 square foot distribution facility in Maple Grove, Minnesota.

Item 3.    Legal Proceedings

We are involved in various routine legal proceedings incidental to the conduct of our business. Although the outcome of these matters cannot be determined, we do not believe that any of these legal proceedings will have a material adverse effect on our financial condition or results of operation.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4a.    Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of April 1, 2002:

Name	Age	Position
Joel N. Waller	62	Chairman and Chief Executive Officer
David L. Rogers	59	President and Chief Operating Officer and Director
John Serino	52	Executive Vice President (Store Sales)
John A. Fowler	46	Executive Vice President (Merchandising)
Peter G. Michielutti	45	Senior Vice President and Chief Financial Officer
Brian R. Bootay	48	Vice President (Real Estate)
Betty A. Goff	45	Vice President (Human Resources)
Jenele C. Grassle	42	Vice President (Merchandising)
Jeffrey W. Orton	46	Vice President (Information Systems and Strategies and Logistics)
Arthur J. Padovese	51	Vice President (Outlets)
Henry L. Shemmer	52	Vice President (Store Sales)
Steven R. Waller	37	Vice President (Sourcing)

Joel N. Waller has served as Chairman and Chief Executive Officer of Wilsons Leather since April 1992. In 1983, CVS hired Mr. Waller as President of Wilsons Leather, and he served in such capacity until April 1992. Prior to joining Wilsons Leather, Mr. Waller served in several capacities at Bermans The Leather Experts Inc. (“Bermans”), a specialty leather retailer, including Senior Vice President, General Merchandise Manager from 1980 to 1983, Division Merchandise Manager from 1978 to 1980 and Buyer from 1976 to 1978.

David L. Rogers has served as President and Chief Operating Officer of Wilsons Leather since April 1992. In 1988, Mr. Rogers joined Wilsons Leather as Executive Vice President and Chief Operating Officer when Bermans was acquired by Wilsons Leather, and he served in such capacity until April 1992. Mr. Rogers served as Chief Operating Officer of Bermans The Leather Experts from 1984 to 1988 and Chief Financial Officer of Bermans from 1980 to 1984.

John Serino has served as our Executive Vice President responsible for our outlet and travel stores since May 2000, and served as our Executive Vice President, Store Sales from March 1998 to April 2000. Prior to rejoining Wilsons Leather, Mr. Serino served as President and Chief Operating Officer of Auto Palace, ADAP Inc., an auto parts retail company, from 1995 to 1998 and as Senior Vice President and Executive Vice President, Sales of Marshalls, Inc., an off–price retailer, from 1992 to 1995. Mr. Serino previously served with Wilsons Leather as President of Tannery West, a former Wilsons Leather upscale leather apparel and accessories division, in 1992 and as Senior Vice President, Stores from 1990 to 1992.

John A. Fowler has served as our Executive Vice President responsible for our mall, airport, holiday and e-commerce stores since May 2000 and served as our Vice President, General Merchandise Manager from May 1998 to January 1999. Mr. Fowler served as Overseas Merchant for Wilsons Leather from February 1993 to April 1998, as Vice President, Divisional Merchandise Manager of Tannery West from August 1989 to January 1993 and as General Merchandise Manager of Tannery West from October 1986 to July 1989.

Peter G. Michielutti has served as our Senior Vice President and Chief Financial Officer since March 2001. Prior to joining Wilsons Leather, Mr. Michielutti held various positions with US Bancorp, a financial institution, from 1998 to 2001, most recently as Executive Vice President of Information Services from 1999 to 2001, and as Senior Vice President of the business operations center and Senior Vice President of the group management office from 1998 to 1999. From 1995 to 1998, Mr. Michielutti held various positions with Fingerhut Companies, Inc., a direct marketing retail business, including Executive Vice President and Chief Operating Officer from 1995 to 1997. Prior to that he spent 16 years at Household International, Inc. in various finance-related positions.

Brian R. Bootay has served as our Vice President responsible for real estate and construction since October 2000. Prior to joining Wilsons Leather, Mr. Bootay was Vice President, Leasing at Venator Group Realty Corporation, a subsidiary of Venator Group, Inc., a specialty retailer of athletic footwear and apparel, from October 1996 to October 2000, Senior Vice President, Real Estate at CVS, a specialty retailer, from 1994 to 1996 and Vice President, Real Estate at Filene’s Basement, Inc., an off-price specialty retailer, from 1989 to 1994.

Betty A. Goff has served as our Vice President responsible for human resources since February 1992. Ms. Goff served as Director of Executive Recruitment and Placement of Wilsons Leather from October 1987 to February 1992. Prior to joining Wilsons Leather, Ms. Goff served in various human resource management positions with Fingerhut Corporation, a general merchandise catalog retailer and subsidiary of Fingerhut Companies, Inc., from June 1983 to October 1987.

Jenele C. Grassle has served as our Vice President responsible for merchandising for our mall, airport, and holiday stores since July 2000. Prior to joining Wilsons Leather, Ms. Grassle held various positions at Target Corporation, a general merchandise retailer (formerly Dayton Hudson Corporation), from 1988 to 2000 and most recently as Divisional Merchandise Manager from 1994 to 2000.

Jeffrey W. Orton has served as our Vice President responsible for information systems and logistics since October 1997. Mr. Orton served as Director of Strategic Analysis from March 1997 to October 1997, and Director of Business Process Reengineering from September 1993 to March 1997. Prior to joining Wilsons Leather, Mr. Orton held various management positions from 1986 to 1993 at United States Shoe Corporation, a manufacturing and retail apparel and footwear company, most recently as Director of Footwear Retail Systems from June 1992 to September 1993.

Arthur J. Padovese has served as our Vice President responsible for outlets since October 2000. Prior to joining Wilsons Leather, Mr. Padovese was an independent management consultant serving as Chief Operating Officer and Chief Financial Officer at Appraisal Enhancement Services, a property appraisal company, from 1999 to 2000, an investment banker for Green Tree Capital, a financial services company, from 1998 to 2000, and was co-founder of Jungle Adventures International Inc., a developer of entertainment centers for children, in 1998. He also served as President of Prints Plus, Inc., a specialty retailer, from 1986 to 1997.

Henry L. Shemmer has served as our Vice President responsible for store sales for our mall, airport and holiday stores since June 2000, and served as our Director, Store Operations from January 1996 to June 2000, and Director, Store Presentation from September 1994 to January 1996. Prior to joining Wilsons Leather, Mr. Shemmer was Vice President, Stores at Carroll Reed, a specialty women’s apparel retailer, from 1992 to 1994.

Steven R. Waller has served as our Vice President responsible for sourcing since January 1999, and served as our Director, Product Development from September 1998 to January 1999. Prior to joining Wilsons Leather, Mr. Waller served in various operations and import positions with G-III Apparel Group, Ltd., a leather and non-leather apparel manufacturer and distributor, most recently as Director of Imports from March 1987 to September 1998. Mr. Waller is the son of Joel N. Waller, our Chairman and Chief Executive Officer.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock, $.01 par value, trades on the Nasdaq National MarketSM under the symbol WLSN. As of April 19, 2002, the market price of the common stock was $13.76. The following table presents the high and low market prices from January 30, 2000 through February 2, 2002.

Quarterly Common Stock Price Ranges
Fiscal Quarter Ended	High	Low
April 29, 2000	$17.00	$11.69
July 29, 2000	19.44	12.25
October 28, 2000	20.75	14.88
February 3, 2001	17.25	12.13

May 5, 2001	24.00	15.89
August 4, 2001	22.91	15.12
November 3, 2001	19.25	8.46
February 2, 2002	14.10	11.06

There were 87 recordholders of our common stock as of April 19, 2002.

Dividends

We have not declared any cash dividends since our inception in May 1996. We currently intend to continue a policy of retaining all earnings to finance the continued growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by our board of directors. Our loan agreements contain certain covenants limiting, among other things, our ability to pay cash dividends or make other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

In a private placement transaction closing on January 23, 2002, we sold 1,900,000 shares of our common stock to an institutional purchaser for an aggregate purchase price of $20.9 million in cash pursuant to the terms of a stock purchase agreement dated January 10, 2002, as amended (the “Stock Purchase Agreement”) (the “First Placement”).

In April 2002, affiliates of such purchaser exercised the option under the Stock Purchase Agreement to purchase an additional 100,000 shares (the “Additional Shares”) for an aggregate purchase price of $1,100,000 (the “Second Placement”).

Because the sales of shares were made to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933 as amended (the “Act”), we believe they were exempt from the registration requirements of the Act. The shares sold in the First Placement were subsequently registered for resale pursuant to a Registration Statement on Form S–3. Within 15 days of the completion of the Second Placement, we are obligated under the Stock Purchase Agreement to file a registration statement for purposes of registering the resale of the Additional Shares. The proceeds have and will be used to bolster working capital and for general corporate purposes.

Item 6.    Selected Financial Data

You should read the selected historical consolidated financial data set forth below with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements of the Company”, beginning on page F-1. The selected historical consolidated financial data as of February 2, 2002, February 3, 2001, January 29, 2000, January 30, 1999 and January 31, 1998, and for the years then ended have been derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
(in thousands except per share amounts and operating data)

	Years Ended
	February 2, 2002(1) (2)	February 3, 2001 (3) (4)	January 29, 2000		January 30, 1999	January 31, 1998
Statement of Operations Data:
Net sales	$720,082	$636,941	$543,608		$459,372	$418,140
Gross margin	210,211	247,617	202,868		155,871	135,771
Income (loss) from operations	(14,907)	75,088	59,725		37,711	24,292	(5)
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(17,538)	42,531	33,058		18,177	7,075
Net income (loss)	(17,538)	41,908	30,651	(6)	18,177	10,838

Net income per common share:
Basic net income (loss) per common share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.02)	$2.54	$2.02		$1.17	$0.53
Net income (loss)	$(1.02)	$2.50	$1.87		$1.17	$0.81

Diluted net income (loss) per common share:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.02)	$2.45	$1.94		$1.11	$0.45
Net income (loss)	$(1.02)	$2.42	$1.80		$1.11	$0.69

Weighted average common shares outstanding:
Basic	17,172	16,732	16,408		15,536	13,366
Diluted	17,172	17,342	17,064		16,381	15,596

Selected Operating Data:(2) (4)
Number of permanent stores open at end of period	769	611	529		518	460
Change in comparable store sales(7)	(12.1%)	4.1%	11.5%		6.3%	0.4%
Net sales per square foot for stores open entire period	$424	$503	$478		$426	$393
Total selling square footage at end of period (in thousands)	1,751	1,350	1,046		1,024	950
Peak number of holiday stores during period	281	239	274		265	297

	At Year Ended
	February 2, 2002(2)	February 3, 2001(4)	January 29, 2000	January 30, 1999	January 31, 1998
Balance Sheet Data:
Working capital	$100,534	$100,664	$126,855	$131,549	$120,205
Inventories	128,555	129,412	79,221	84,971	77,911
Total assets	328,772	311,926	272,554	245,391	227,672
Total debt	55,590	30,590	43,890	70,000	75,000
Shareholders’ equity	182,767	176,183	131,207	98,177	72,652

1.
Includes a charge to operations, before tax, of $16.3 million, resulting from the impairment of goodwill and property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).

2.	Includes results of operations of Bentley’s Luggage since the date of acquisition (April 14, 2001), which acquisition was accounted for under the purchase method of accounting.

3.	Our results of operations for the year ended February 3, 2001 consisted of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-K.

4.	Includes results of operations of El Portal since the date of acquisition (October 31, 2000), which acquisition was accounted for under the purchase method of accounting.

5.	Includes noncash compensation charge of $8.5 million related to the vesting of restricted stock purchased by certain of our employees in connection with the management buyout.

6.	Includes a charge to operations, net of tax, of $1.4 million, resulting from the cumulative effect of the adoption of a new method of accounting for revenue recognition of layaway sales.

7.
A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read with our selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Our fiscal year-end is the Saturday closest to January 31. Unless otherwise indicated, references to 2001, 2000 and 1999 in this Form 10-K refer to the twelve months ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

Overview

At February 2, 2002, we operated 619 stores under the Wilsons Leather concept using various formats including mall stores, outlet stores and airport locations. In addition, we operated 150 premium travel products and accessories stores under the El Portal, Bentley’s Luggage and California Luggage Outlet names. We also operate temporary holiday stores to better capitalize on our peak selling season from October through December.

We generate a significant portion of our sales from October through January, 59.5% in 2001, which includes the holiday selling season. During December, we generated 31.0% of our annual sales for 2001. As part of our strategy to improve operating margins and maximize revenue and profitability during nonpeak selling seasons, we increased the number of outlet and airport locations, which are less seasonal, and modified our product mix to emphasize accessories. To drive accessories growth, we intend to create new styles designed to match our customers’ lifestyle needs. Accessory sales, including luggage, grew as a percentage of sales to 40.6% in 2001 from 24.4% in 1996. We have also recently expanded our business to include the travel retail concept with acquisitions of El Portal and Bentley’s Luggage.

Comparable store sales decreased 12.1% in 2001 and increased 4.1% and 11.5% in 2000 and 1999, respectively. Income (loss) from operations as a percentage of sales for the three years was (2.1%), 11.8% and 11.0%, respectively. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

The following table contains selected information for each of our store formats for 2001.

	Sales	Comparable Sales	Average Size	Sales per Square Foot(2)
	(in millions)		(in square feet)
Mall stores	$410.9	(13.9)%	2,100	$414.9
Outlet stores (Wilsons Leather Outlet and Wallet Works)	105.8	(0.1)	3,200	417.4
Airport stores	23.4	(9.6)	700	1,074.0
Travel(1)	121.8	(11.7)	2,600	407.3
E-commerce	3.9	—	—	—
Seasonal	52.7	—	—	—
Wholesale	1.6	—	—	—

Total	$720.1	—	—	—

The following table contains selected information for each of our store formats for 2000.

	Sales )	Comparable Sales	Average Size	Sales per Square Foot(2)
	(in millions		(in square feet)
Mall stores	$511.4	3.2%	2,100	$488.0
Outlet stores (Wilsons Leather Outlet and Wallet Works)	81.2	12.9	2,400	486.0
Airport stores	23.7	4.4	600	1,294.0
Travel(3)	17.1	—	3,800	416.0
E-commerce	3.5	—	—	—

Total	$636.9	—	—	—

(1)	Includes sales for Bentley’s Luggage from acquisition date through year-end.

(2)	Sales per square foot is defined as net sales for stores open a full 12 months divided by total selling square feet for stores open a full 12 months.

(3)	Includes sales for El Portal from acquisition date through year-end.

Critical Accounting Policies

On December 12, 2001, the United States Securities and Exchange Commission (the “SEC”) issued Financial Reporting Release (“FRR”) No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, which encourages the identification and disclosure of the most critical accounting policies applied in the preparation of a company’s financial statements. In response to FRR No. 60, management has determined that our most critical accounting policies are those related to inventories, recorded goodwill, and property and equipment impairment.

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventories

We value our inventories, consisting primarily of finished goods held for sale purchased from domestic and foreign vendors and which are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis and approximated first-in, first-out (FIFO) cost as of February 2, 2002 and February 3, 2001. The cost includes the cost of both merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Goodwill

We carry goodwill relating to the 2000 acquisition of El Portal and 2001 acquisition of Bentley’s Luggage totaling $28.2 million at February 2, 2002. Accumulated amortization at February 2, 2002 and February 3, 2001 was $1.7 million and $0.4 million, respectively.

In the event that facts and circumstances indicate that goodwill may be impaired, we follow SFAS No. 121 and perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset’s carrying value to determine if a write-down to recoverable value is necessary.

During our fourth quarter of 2001, we recorded a charge of $7.4 million for impaired goodwill.

Property and Equipment Impairment

Our property and equipment consist principally of store leasehold improvements and are included in the “Property and Equipment” line item in our consolidated balance sheets included in our consolidated financial statements. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. In assessing potential impairment of these assets, we will periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Our estimate of future cash flows is based on our experience, knowledge, and third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand, and economic conditions that can be difficult to predict. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store location (e.g., urban versus suburban), current marketplace awareness of the Wilsons Leather and El Portal brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. During our fourth quarter of 2001, we recorded a charge of $8.9 million for impaired assets.

Results of Operations

The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of net sales:

	Years Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.8	61.1	62.7

Gross profit	29.2	38.9	37.3
Selling, general and administrative expenses	26.1	25.3	25.0
Goodwill and property and equipment impairment	2.3	—	—
Depreciation and amortization	2.9	1.8	1.3

Income (loss) from operations	(2.1)	11.8	11.0
Interest expense, net	1.3	0.7	0.9
Income tax provision (benefit)	(1.0)	4.4	4.0

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(2.4)	6.7	6.1
Extraordinary loss on early extinguishment of debt, net of tax	—	(0.1)	(0.2)
Cumulative effect of change in accounting	—	—	(0.3)

Net income (loss)	(2.4)%	6.6%	5.6%

2001 Compared to 2000

Net sales increased 13.1% to $720.1 million in 2001 from $636.9 million in 2000. The $83.2 million sales increase was due to: (i) a $148.0 million increase in non-comparable store sales due to $106.0 million in sales from the El Portal and Bentley’s Luggage acquisitions, $36.1 million from 80 new Wilsons Leather stores offset by 34 stores closing for a net additional 46 stores during 2001, and $5.9 million in increased seasonal sales from 42 additional seasonal stores operated in 2001 as compared to 2000, offset by (ii) a $64.8 million decrease associated with a 12.1% comparable store sales decrease which was the result of weakness in all merchandise categories. Causes for this decrease were threefold: (i) at the onset of our peak season, severe damage was done to consumer spending and retail traffic levels by the tragic events of September 11th, (ii) we had recently acquired Bentley’s Luggage and El Portal, two travel-related retailers, and anxiety over air travel made business in these stores much more difficult than for most retailers, and (iii) results for our Wilsons Leather stores for the fourth quarter were adversely affected by one of the warmest, driest winters on record for the continental United States.

We opened 97 stores, acquired 107 Bentley’s Luggage stores, and closed 46 stores in 2001 compared to 71 store openings, the acquisition of 36 El Portal stores, and 25 store closings in 2000. As of February 2, 2002, we operated 769 stores compared to 611 stores at February 3, 2001. Our selling square footage increased 29.6% to 1,751,000 from 1,350,000 in 2000. We operated 281 holiday stores during the 2001 holiday season compared to 239 holiday stores during 2000.

Costs of goods sold, buying and occupancy costs increased to 70.8% of net sales, from 61.1% of net sales, in 2000. This $120.5 million increase from 2000 was due to: (i) $87.6 million from the acquisition of Bentley’s Luggage and El Portal, (ii) $2.0 million for inventory impairment at Bentley’s Luggage and El Portal, (iii) a one-time $5.4 million charge for previously under-absorbed freight and customs charges, (iv) $16.9 million from clearance activity which necessitated higher markdowns to generate sales, and (v) $8.6 million from higher buying and occupancy expenses from the increased store count in 2001 compared to 2000. Our inventories are valued under the retail inventory method using the LIFO basis. The difference in inventories between the LIFO and the FIFO methods was not material as of February 2, 2002.

Selling, general and administrative expenses increased to $188.1 million in 2001 from $161.4 million in 2000, and increased as a percentage of net sales to 26.1% from 25.3%. The increase was primarily due to (i) an $8.8 million increase in general administrative expense levels from the acquisitions of Bentley’s Luggage and El Portal, and (ii) a $21.0 million increase in store selling expenses, primarily from the acquisitions of Bentley’s Luggage and El Portal, partially offset by (iii) a $3.1 million decrease for general administrative cost savings initiatives.

During our fourth quarter of 2001, our long-term forecast for the profitability of certain stores decreased significantly due to industry trends and revised company forecasts. We prepared an analysis in accordance with SFAS No. 121 to determine if there was impairment of certain store property and equipment and goodwill. The analysis resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting identifiable cash flows at a discount rate commensurate with the risks involved. Based on the analysis that we performed, we recorded a charge in 2001 of $16.3 million for impaired assets and goodwill.

Depreciation and amortization increased to $20.8 million in 2001 from $11.2 million in 2000, and increased as a percentage of net sales to 2.9% from 1.8%. The increase resulted from $31.5 million in capital expenditures for the construction of 97 new stores and the renovation of 35 existing stores. In addition, $11.2 million was spent on administrative projects, for a total of $42.7 million. Finally, amortization increased as a result of goodwill from the El Portal and Bentley’s Luggage acquisitions.

As a result of the above, income (loss) from operations decreased to a net loss of ($14.9 million) or (2.1%) of net sales in 2001 from $75.1 million, or 11.8% of net sales in 2000.

Net interest expense increased to $9.6 million in 2001 from $4.2 million in 2000 due to additional financing required for the acquisitions of Bentley’s Luggage in 2001 and El Portal in 2000.

The income tax benefit was $7.0 million in 2001 compared to a $28.4 million tax provision in 2000. The effective rate differences between years is primarily a result of the pre-tax net loss offset by the non-deductible portion of goodwill amortization associated with the travel acquisitions.

Net income (loss) for 2001 was ($17.5) million compared to net income of $41.9 million in 2000. Excluding the impairment and other one-time charges, net income for 2001 would have been at break even. Excluding the $0.6 million extraordinary loss on early extinguishment of debt, net income for 2000 would have been $42.5 million.

2000 Compared to 1999

Net sales increased 17.2% to $636.9 million in 2000 from $543.6 million in 1999. The $93.3 million increase was due to: (i) a $19.9 million increase associated with a 4.1% comparable store sales increase which was the result of sales gains in all core businesses, with particularly strong increases in Wilsons Leather Outlet store sales, which increased 17.6%, and (ii) a $73.4 million increase in non-comparable store sales due to 71 new store openings and the annualized effect of 1999 store openings offset by 25 store closings during 2000.

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

Cost of goods sold, buying and occupancy costs decreased to 61.1% of net sales, from 62.7% of net sales in 1999. Stronger product mark-up related to a higher mix of fashion merchandise and a lower markdown rate due to strong comparable store sales produced a 1.3 point improvement in gross margin net of buying and occupancy costs compared to 1999. The difference in inventories between the LIFO and the FIFO methods was not material as of February 3, 2001.

Selling, general and administrative expenses increased to $161.4 million in 2000 from $136.3 million in 1999, and increased as a percentage of net sales to 25.3% from 25.0%. The increase was primarily due to $3.9 million in increased sales promotion costs, $12.7 million in selling costs and $5.1 million in other store expenses related to the additional stores in 2000.

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

Net interest expense decreased to $4.2 million from $5.0 million in 1999. The decrease was due to repurchasing $13.3 million of the 11¼% senior notes due 2004 during the year.

The income tax provision increased to $28.4 million from $21.7 million in 1999 due to increased income before income taxes and an increase in the effective tax rate to 40.0% from 39.6%.

In 2000, we realized a $0.6 million extraordinary loss on the early extinguishment of debt, net of tax, compared to $1.0 million in 1999, due to the repurchase of 11¼% senior notes.

Net income for 2000 was $41.9 million compared to net income of $30.7 million in 1999. Excluding the non-recurring $0.6 million extraordinary loss on early extinguishment of debt, net income for 2000 would have been $42.5 million. Excluding the $1.0 million extraordinary loss on early extinguishment of debt and the $1.4 million loss on cumulative effect of a change in accounting principle, net income for 1999 would have been $33.1 million.

Liquidity and Capital Resources

Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems and increasing capacity for our distribution centers. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.

Our future capital requirements depend on the sustained demand for both our leather and travel products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war and other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits and mall traffic, causing us to delay or slow our expansion plans and has resulted in lower net sales than expected on a quarterly and annual basis.

Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of existing debt or to obtain additional financing. There can be no assurance that any such refinancing or additional financing would be possible or could be obtained on terms that are favorable to us.

General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

•
65% of net inventories of the type that we sold before the acquisitions of El Portal and Bentley’s Luggage, which increases to 70% during the months of August, September and October, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation;

•
plus 55% of net inventories of the type traditionally sold by El Portal and Bentley’s Luggage, which increases to 65% during the months of August, September and October, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation;

•
plus 60% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of credit card receivables; and

•	minus $10 million ($5 million during the months of August, September and October).

In addition, borrowings under the senior credit facility are subject to the further limitations that:

•
the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis; and

•
the total borrowings cannot exceed the sum of 85% of the book value of credit card receivables, plus 95% (100% during August, September and October) of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis.

As of February 2, 2002, we had no borrowings under the senior credit facility, except for the Term B promissory note, and we had $10.4 million in outstanding letters of credit. The terms of the senior credit facility prohibit us from borrowing additional funds, other than letters of credit, until we have received $10 million in net proceeds from debt or equity financing, a sale leaseback transaction with respect to our Brooklyn Park distribution center and corporate offices, a sale or sale leaseback transaction with respect to our Miami distribution center or any combination of the above. Any financing involving debt will require the consent of the senior lenders under the senior credit facility and may require the consent of the holders of the senior notes described below. On April 12, 2002, we received approximately $1.0 million in net proceeds, which can be applied to the $10 million financing requirement, from the exercise of the option for 100,000 shares of common stock granted to the institutional purchaser in the First Placement. In addition, we have entered into a definitive stock purchase agreement for the sale in a private placement of up to 900,000 shares of our common stock at a purchase price of $11.00 per share, subject to certain closing conditions, and we are currently evaluating other alternatives to obtain the necessary $10 million in financing. Although we anticipate that the private placement will be completed before we would need to begin to borrow under the revolving credit portion of our senior credit facility in preparation for our peak selling season, there can be no assurance that it will be completed, or if not completed, that we will obtain such other financing as necessary or, if applicable, any required consent prior to the time when we will need to borrow under the senior credit facility in order to meet our working capital requirements.

Interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 2.75%, the commercial paper rate plus 2.75% or the “prime” rate plus 1.50%. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 2% prepayment fee if prepaid on or after July 1, 2002 but on or prior to November 30, 2003, and a 1% prepayment fee thereafter. The Term B promissory note is prepayable on or after July 1, 2002 only with the consent of the senior lenders under the senior credit facility.

The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11¼% senior notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. We are currently in compliance with all covenants under the recently amended senior credit facility.

The senior credit facility also contains a requirement that we either amend, refund, renew, extend or refinance the outstanding 11¼% senior notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. The terms of any refunded, renewed, extended or refinanced notes cannot be more burdensome than the terms of the 11¼% senior notes and the rate of interest with respect to any such notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, refinancing or extension plus 7% per annum.

We plan to use the senior credit facility for our immediate and future working capital needs. Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We are also currently evaluating opportunities to access the capital markets to replenish working capital depleted in previous acquisitions, as well as finance our other capital needs. We believe that borrowing capacity under the senior credit facility, assuming we obtain the necessary $10 million in additional financing, together with current and anticipated cash flow from operations, will be adequate to meet our working capital and capital expenditure requirements during the term of the senior credit facility, provided that we either amend, refund, renew, extend or refinance the outstanding 11¼% senior notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. For 2001, the peak borrowings and letters of credit outstanding under the senior credit facility were $145.2 million and $47.9 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $65.2 million and $25.9 million, respectively. For 2000, the peak borrowings and letters of credit outstanding under the senior credit facility were $128.8 million and $57.2 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $68.4 million and $33.9 million, respectively. For 1999, the peak borrowings and letters of credit outstanding under the senior credit facility were $47.7 million and $52.6 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $8.1 million and $28.0 million, respectively.

On August 18, 1997, we completed a private offering of $75 million of 11¼% senior notes due 2004, referred to above, to certain institutional buyers. Interest on the 11¼% senior notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11¼% senior notes mature on August 15, 2004. The indenture governing the 11 1/4% senior notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The 11¼% senior notes are callable subsequent to August 15, 2001, at a defined premium. The 11¼% senior notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment will all of our other current and future unsubordinated indebtedness. During 2000 and 1999, we repurchased $13.3 million and $26.1 million, respectively, of our 11¼% senior notes. As of February 2, 2002, we had $30.6 million of 11¼% senior notes outstanding.

During 1999, the underwriters of our initial public offering exercised the outstanding underwriter warrants that were issued to them in connection with the offering. The net proceeds that we received from the exercise of such warrants were approximately $1.2 million.

We entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union) whereby First Union paid us interest at a fixed rate of 11.25% and we paid First Union interest at a commercial paper rate plus 5.37%. The agreement terminated on August 15, 2001. The transaction did not have a material impact on our financial position or results of operations.

On October 31, 2000, we acquired El Portal, a specialty retailer of premium travel products and accessories, for approximately $17.8 million. The acquisition was funded with cash from working capital and our senior credit facility. On April 13, 2001, we acquired Bentley’s Luggage, a specialty retailer of travel products and accessories, for $34.3 million. The acquisition was funded with cash from working capital and our senior credit facility.

During the third quarter of 2001, we completed the offering of unsecured short-term promissory notes in the principal amount of $20.0 million at an interest rate of 7.9%, which matured on January 15, 2002. The notes were paid in full at maturity.

In January 2002, we sold 1,900,000 shares of common stock in a private placement for a price of $11.00 per share for net proceeds of approximately $20.0 million.

In April 2002, we sold 100,000 shares of common stock in a private placement for a price of $11.00 per share for net proceeds of approximately $1.0 million.

On April 24, 2002, we entered into a new definitive stock purchase agreement for the sale in a private placement of up to 900,000 shares of our common stock at a purchase price of $11.00 per share, subject to certain closing conditions, which sale is expected to close within one week. The stock purchase agreement provides that one of the investors may purchase an additional 100,000 shares of common stock at $11.00 per share at any time within 75 days after the closing of the initial sale.

Cash Flow Analysis

Operating activities for 2001 resulted in cash provided of $21.6 million compared to cash provided of $4.9 and $64.5 million in 2000 and 1999, respectively. We had $21.6 million in cash provided by operating activities in 2001 despite the net loss of $17.5 million primarily as a result of lower sales levels and increased expenses from the Bentley’s Luggage acquisition, offset by non-cash adjustments for depreciation and amortization, goodwill and property and equipment impairment, and loss on disposal of assets of $38.7 million, and the $0.5 million used by changes related to various current assets and liabilities. The $4.9 million in cash provided by operating activities in 2000 was primarily a result of net income of $42.5 million, excluding the $0.6 million extraordinary loss on early extinguishment of debt, and offset by the $52.8 million used by changes in various current assets and liabilities.

Investing activities for 2001 were comprised of $44.2 million in capital expenditures and additions to other assets used primarily for the construction of new stores, the renovation of and improvements to existing stores, and the implementation of certain new information systems. Capital expenditures for 2001 and 2000 totaled $42.7 and $32.6 million, respectively. In addition, for 2001 $34.3 million was used for the acquisition of Bentley’s Luggage, offset by a $750,000 adjustment to the purchase price of the El Portal acquisition. For 2002, we expect capital expenditures to be approximately $10.0 million.

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations

Payments Due by Period (in thousands)

	Total Obligations	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Operating leases(1)	$411,545	$64,968	$160,139	$81,961	$104,477
Long-term debt	55,590	—	55,590	—	—

Total contractual cash obligations	$467,135	$64,968	$215,729	$81,961	$104,477

(1)
Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments

Amount of Commitment Per Period (in thousands)

	Total Amounts Committed	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Documentary letters of credit	$6,356	$6,356	$—	$—	$—
Standby letters of credit	4,044	4,044	—	—	—

Total commercial commitments	$10,400	$10,400	$—	$—	$—

Cash provided by financing activities in 2001 was $47.4 million, $25.0 million from the issuance of debt net of repayments, and $22.4 million from the issuance of common stock and exercise of stock options. Cash used in financing activities in 2000 was $25.7 million, of which $13.3 million was used to repurchase 11¼% senior notes and $13.8 million was used to pay off long-term debt assumed with the El Portal purchase. Cash used in financing activities in 1999 was $24.6 million, $26.1 million of which was used to repurchase 11¼% senior notes partially offset by $2.2 million from the exercise of common stock warrants issued in our initial public offering and employee stock options.

Seasonality and Inflation

A majority of our net sales and operating profit is generated in the peak selling period from October through January, which includes the holiday selling season. As a result, our annual operating results have been, and will continue to be, heavily dependent on the results of our peak selling period. Net sales are generally lowest during the period from April through July, and we typically do not become profitable, if at all, until the fourth quarter of a given year. Most of our stores are unprofitable during the first three quarters. Conversely, nearly all of our stores are typically profitable during the fourth quarter, even those that may be unprofitable for the full year. Historically, we have opened most of our stores during the last half of the year. As a result, new mall stores opened just prior to the fourth quarter produce profits in excess of their annualized profits since the stores typically generate losses in the first nine months of the year.

We do not believe that inflation has had a material effect on the results of operations during the past three years, however, there can be no assurance that our business will not be effected by inflation in the future.

The following table sets forth certain unaudited financial information from our historical consolidated statements of operations for each fiscal quarter of 2001 and 2000. This quarterly information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto.

	Quarter Ended(3)
	Fiscal 2001				Fiscal 2000
	Feb. 2, 2002(2)	Nov. 3, 2001	Aug. 4, 2001	May 5, 2001	Feb. 3, 2001(1)	Oct. 28, 2000	July 29, 2000	Apr. 29, 2000
Net sales	$367,440	$141,000	$94,165	$117,477	$381,490	$108,592	$56,551	$90,308
Gross profit	128,555	35,881	10,126	36,010	173,764	36,822	6,918	30,114
Income (loss) from operations	42,531	(19,298)	(35,890)	(5,368)	103,918	(1,912)	(25,184)	(1,734)
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	22,674	(13,738)	(22,796)	(3,678)	61,052	(2,364)	(15,403)	(754)
Net income (loss)	$22,674	$(13,738)	$(22,796)	$(3,678)	$61,052	$(2,364)	$(15,403)	$(1,377)

Net income (loss) per common share before extraordinary item and cumulative effect of change in accounting principle	$1.30	$(0.80)	$(1.32)	$(0.22)	$3.62	$(0.14)	$(0.92)	$(0.05)

Net income (loss) per common share	$1.30	$(0.80)	$(1.32)	$(0.22)	$3.62	$(0.14)	$(0.92)	$(0.08)

Net income (loss) per diluted share before extraordinary item and cumulative effect of change in accounting principle	$1.26	$(0.80)	$(1.32)	$(0.22)	$3.51	$(0.14)	$(0.92)	$(0.05)

Net income (loss) per diluted share	$1.26	$(0.80)	$(1.32)	$(0.22)	$3.51	$(0.14)	$(0.92)	$(0.08)

(1)	Consisted of a 14-week period.

(2)	Includes $16.3 million in loss on asset impairments for store goodwill and property and equipment impaired under SFAS No. 121.

(3)	The sum of the per share amount for the quarters does not equal the total for the year due to the application of the treasury stock method.

Recently Issued Accounting Pronouncements

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, became effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative’s gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS No. 133 on February 4, 2001, and the adoption did not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based on its fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although earlier adoption is permitted. We plan to adopt these standards effective February 3, 2002, which will result in no goodwill being amortized in fiscal 2002. As part of adopting these standards, we are required to assess the fair value of our business to determine whether goodwill carried on our books has been impaired and the extent of such impairment, if any. We have not determined the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

We had goodwill amortization of $1.7 million in 2001. We estimate the amount of goodwill amortization would have been approximately $1.4 million in 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We will apply this standard beginning in fiscal 2002 and do not expect the adoption to have a material impact on our financial position or its results of operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

At February 2, 2002, we had cash and cash equivalents totaling $43.3 million. The effect of a 100 basis point change in interest rates would have an estimated $652,000 pre-tax earnings and cash flow impact, assuming other variables are held constant.

Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the facility, interest expense would increase or decrease accordingly. As of February 2, 2002, there were no outstanding borrowings under the senior credit facility and $10.4 million in outstanding letters of credit.

We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At February 2, 2002, we had fixed rate debt of $25.0 and $30.6 million maturing in June and August 2004, respectively. We entered into a $40.0 million interest rate swap transaction whereby a financial institution paid us interest at a fixed rate of 11.25%, and we paid the financial institution interest at a commercial paper rate plus 5.37% (10.78% at February 3, 2001). The agreement terminated on August 15, 2001. The effect of a 100 basis point change in interest rates would have had an estimated $0.2 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

Item 8.    Financial Statements

Financial statements required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, we are not required to provide supplementary data.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002 (the Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after February 2, 2002.

Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference in this Form 10-K is the information appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. For information concerning executive officers and family relationships between any director or executive officer, see “Item 4a. Executive Officers of the Registrant” in this Form 10-K.

Item 11.    Executive Compensation

Incorporated by reference in this Form 10-K is the information appearing under the headings “Election of Directors—Director Compensation” and “Executive Compensation—Summary Compensation Table,—Stock Options,—Option Grants in Last Fiscal Year,—Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,—Employment Contracts and—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference in this Form 10-K is the information appearing under the heading “Security Ownership of Principal Shareholders and Management” in our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference in this Form 10-K is the information appearing under the heading “Certain Relationships and Related Transactions” in our Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Report of independent public accountants

To Wilsons The Leather Experts Inc.:

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. We have audited in accordance with the auditing standards generally accepted in the United States, the consolidated financial statements of Wilsons the Leather Experts Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated April 23, 2002. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,
April 23, 2002

Schedule II

Valuation and Qualifying Accounts		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions
Year ended January 29, 2000:
Allowance for doubtful accounts deducted from accounts receivable	1,122	1,437	—	(1,436)
Year ended February 3, 2001:
Allowance for doubtful accounts deducted from accounts receivable	1,123	891	459	(1,211)
Restructuring liabilities—El Portal	—	—	1,536	—
Year ended February 2, 2002:
Allowance for doubtful accounts deducted from accounts receivable	1,262	1,011	—	(1,862)

(b)	Reports on Form 8-K:

Form 8-K filed January 23, 2002 regarding the sale of 1,900,000 shares of common stock on January 23, 2002 pursuant to the Common Stock Purchase Agreement dated January 10, 2002 between Wilsons Leather and the Investors named therein, as amended by the Side Letter dated January 14, 2002.

(c)	Exhibits:

The following exhibits are filed as part of this Form 10-K for the year ended February 2, 2002.

Exhibit No.	Description	Method of Filing
2.1	Sale Agreement dated as of May 24, 1996 by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons Center Inc. and Wilsons The Leather Experts Inc.(1)	Incorporated by Reference

2.2	Agreement and Plan of Merger dated as of April 6, 2001 by and among WWT, Inc., Wilsons Acquisition Corporation, Bentley’s Luggage Corp. and Bain Capital, Inc.(2)	Incorporated by Reference

2.3	Letter Agreement dated April 13, 2001 regarding Agreement and Plan of Merger by and among WWT, Inc., Wilsons Acquisition Corporation, Bentley’s Luggage Corp. and Bain Capital, Inc.(3)	Incorporated by Reference

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998 as amended by the Articles of Amendment dated February 17, 2000.(4)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998 and January 25, 2000.(4)	Incorporated by Reference

4.1	Specimen of common stock certificate.(5)	Incorporated by Reference

4.2
Indenture dated as of August 18, 1997 by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11¼% Series A Senior Notes due 2004 and specimen Certificate of 11¼% Series B Senior Notes due 2004.(6)
Incorporated by Reference

4.3	Purchase Agreement dated as of August 14, 1997 by and among Wilsons The Leather Experts Inc., the Subsidiary Guarantors party thereto and BancAmerica Securities, Inc.(7)	Incorporated by Reference

4.4
Registration Rights Agreement dated as of May 25, 1996 by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(8)
Incorporated by Reference

4.5	Amendment to Registration Rights Agreement dated as of August 12, 1999 by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(4)	Incorporated by Reference

4.6	Common Stock Purchase Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signature pages thereto(9)	Incorporated by Reference

4.7	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto(10)	Incorporated by Reference

4.8
Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC(11)
Incorporated by Reference

Exhibit No.	Description	Method of Filing

10.1
Parent Guaranty dated as of May 25, 1996 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation.(12)
Incorporated by Reference

*10.2	Wilsons The Leather Experts Inc. Amended Executive and Key Management Incentive Plan.(13)	Incorporated by Reference

*10.3	Wilsons The Leather Experts Inc. 401(k) Plan.	Electronic Transmission

*10.4	Employment Agreement dated as of May 25, 1996 between Wilsons The Leather Experts Inc. and Joel Waller.(1)	Incorporated by Reference

*10.5	Employment Agreement dated as of May 25, 1996 between Wilsons The Leather Experts Inc. and David Rogers.(1)	Incorporated by Reference

10.6
Third Amended and Restated Credit Agreement dated as of June 19, 2001, among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Lender and Swing Line Lender (the “Credit Agreement”)(14)
Incorporated by Reference

10.7
Store Guarantors’ Guaranty dated as of May 25, 1996 by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation.(15)
Incorporated by Reference

*10.8	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan.(5)	Incorporated by Reference

10.9	Joinder Agreement dated as of May 24, 1999 by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(16)	Incorporated by Reference

10.10
Pledge Agreement dated as of May 24, 1999 by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(17)
Incorporated by Reference

10.11	Pledge Agreement dated as of May 24, 1999 between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(18)	Incorporated by Reference

10.12
Pledge Agreement dated as of May 25, 1996 between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(19)
Incorporated by Reference

10.13	Pledge Agreement dated as of May 25, 1996 between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(20)	Incorporated by Reference

10.14	Pledge Agreement dated as of May 25, 1996 between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(21)	Incorporated by Reference

Exhibit No.	Description	Method of Filing

10.15	Pledge Agreement dated as of May 25, 1996 between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(22)	Incorporated by Reference

10.16
Reaffirmation of Guaranty dated as of May 24, 1999 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(23)
Incorporated by Reference

10.17	Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation.(24)	Incorporated by Reference

10.18	Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation.(25)	Incorporated by Reference

10.19
Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(26)
Incorporated by Reference

10.20	Wilsons The Leather Experts Inc. 1998 Stock Option Plan.(27)	Incorporated by Reference

10.21	Reaffirmation of Guaranty dated September 24, 1999 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc.(28)	Incorporated by Reference

*10.22	First Amendment to Employment Agreement dated as of April 3, 2000 between Wilsons The Leather Experts Inc. and Joel N. Waller.(29)	Incorporated by Reference

*10.23	First Amendment to Employment Agreement as of March 23, 2000 between Wilsons The Leather Experts Inc. and David L. Rogers.(30)	Incorporated by Reference

10.24
Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders(31)
Incorporated by Reference

10.25	Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation(32)	Incorporated by Reference

10.26	Pledge Amendment dated as of October 31, 2000 by River Hills Wilsons, Inc.(33)	Incorporated by Reference

10.27	Pledge Agreement dated as of October 31, 2000 by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement(34)	Incorporated by Reference

10.28
Reaffirmation of Guaranty dated as of October 31, 2000 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation(35)
Incorporated by Reference

Exhibit No.	Description	Method of Filing

10.29	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000 and March 21, 2002	Electronic Transmission

*10.30	Unqualified Release Agreement dated as of November 2, 2000 by and between Lisa Stanley and River Hills Wilsons, Inc.(36)	Incorporated by Reference

10.31	Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation(37)	Incorporated by Reference

10.32	Pledge Amendment, dated as of April 13, 2001, by WWT, Inc.(38)	Incorporated by Reference

10.33	Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement(39)	Incorporated by Reference

10.34
Reaffirmation Of Guaranty dated as of April 13, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation(40)
Incorporated by Reference

10.35
Reaffirmation Of Guaranty dated as of June 19, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation(41)
Incorporated by Reference

10.36
Mortgage, Security Agreement, Assignment Of Leases And Rents And Financing Statement dated as of June 19, 2001, by Bermans The Leather Experts, Inc., to General Electric Capital Corporation, as Agent, on behalf of itself and for the lenders signatory to the Credit Agreement(42)
Incorporated by Reference

10.37
Mortgage, Security Agreement, Assignment Of Leases And Rents, Financing Statement And Fixture Filing dated as of June 19, 2001, by Bentley’s Luggage Corp. to General Electric Capital Corporation, as Agent(43)
Incorporated by Reference

10.38
First Amendment And Waiver With Respect To Third Amended And Restated Credit Agreement dated as of October 17, 2001, by and among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Lender, Swing Line Lender and as Agent and the Credit Parties signatory thereto(44)
Incorporated by Reference

21.1	Subsidiaries of Wilsons The Leather Experts Inc.	Electronic Transmission

23.1	Consent of Arthur Andersen LLP	Electronic Transmission

99.1	Letter Regarding Arthur Andersen LLP	Electronic Transmission

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10–K.
(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S–1 (333–13967) filed with the Commission on October 11, 1996.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed with the Commission on April 19, 2001.

(3)	Incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K filed with the Commission on April 19, 2001.
(4)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(5)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S–1 (333–13967) filed with the Commission on December 24, 1996.
(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(8)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.
(10)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.
(11)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10–K for the fiscal year ended January 30, 1999 filed with the Commission.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(15)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 1O–Q for the quarter ended August 2, 1997 filed with the Commission.
(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(17)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(18)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(19)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S–1 (333–13967) filed with the Commission on May 27, 1997.
(20)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(21)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(22)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(23)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(24)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(25)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(26)	Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(27)	Incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10–K for the fiscal year ended January 31, 1998 filed with the Commission.
(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended October 30, 1999 filed with the Commission.

(29)	Incorporated by reference to Exhibit 10.27 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(30)	Incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(32)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(33)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(34)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(35)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(36)	Incorporated by reference to Exhibit 10.32 to the Company’s Report on Form 10-K for the fiscal year ended February 3, 2001 filed with the Commission
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001 filed with the Commission.
(38)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001 filed with the Commission.
(39)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001 filed with the Commission.
(40)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001 filed with the Commission.
(41)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(42)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(43)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended November 3, 2001 filed with the Commissioner.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTE:    The page numbers of the consolidated financial statements will be changed to correspond with the index above.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilsons The Leather Experts Inc.:

We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. (a Minnesota corporation) and Subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and Subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 31, 1999, the Company changed its method of accounting for layaway sales.

AR	THUR ANDERSEN LLP

Minneapolis, Minnesota,
April 23, 2002

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	February 2, 2002	February 3, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,329	$52,122
Accounts receivable, net	10,255	11,640
Inventories	128,555	129,412
Prepaid expenses and other current assets	4,450	9,564

Total current assets	186,589	202,738
PROPERTY AND EQUIPMENT, net	109,827	82,428
GOODWILL AND OTHER ASSETS, net	28,772	26,760
DEFERRED TAXES	3,584	—

Total assets	$328,772	$311,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,685	$17,803
Accrued expenses	33,572	45,999
Income taxes payable	11,824	38,025
DEFERRED TAXES	1,974	247

Total current liabilities	86,055	102,074
LONG-TERM DEBT	55,590	30,590
DEFERRED TAXES	—	388
OTHER LONG-TERM LIABILITIES	4,360	2,691

Total liabilities	146,005	135,743

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 19,204,545 and 16,885,750 shares issued and outstanding at February 2, 2002 and February 3, 2001, respectively	192	169
Additional paid-in capital	85,896	60,495
Retained earnings	97,952	115,490
Unearned compensation	(1,243)	—
Cumulative other comprehensive income (loss)	(30)	29

Total shareholders’ equity	182,767	176,183

Total liabilities and shareholders’ equity	$328,772	$311,926

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	February 2, 2002	February 3, 2001	January 29, 2000
NET SALES	$720,082	$636,941	$543,608
COSTS OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	509,871	389,324	340,740

Gross margin	210,211	247,617	202,868
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	188,050	161,363	136,267
GOODWILL AND PROPERTY AND EQUIPMENT IMPAIRMENT	16,250	—	—
DEPRECIATION AND AMORTIZATION	20,818	11,166	6,876

Income (loss) from operations	(14,907)	75,088	59,725
INTEREST EXPENSE, net	9,581	4,205	4,993

Income (loss) before income taxes	(24,488)	70,883	54,732
INCOME TAX PROVISION (BENEFIT)	(6,950)	28,352	21,674

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(17,538)	42,531	33,058
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, net of tax of $410 and $626	—	(623)	(958)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax of $950	—	—	(1,449)

Net income (loss)	$(17,538)	$41,908	$30,651

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.02)	$2.54	$2.02
Extraordinary loss on early extinguishment of debt, net of tax	—	(0.04)	(0.06)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.09)

Basic net income (loss) per common share	$(1.02)	$2.50	$1.87

Weighted average common shares outstanding	17,172	16,732	16,408

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.02)	$2.45	$1.94
Extraordinary loss on early extinguishment of debt, net of tax	—	(0.03)	(0.06)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.08)

Diluted net income (loss) per common share	$(1.02)	$2.42	$1.80

Weighted average common shares outstanding—assuming dilution	17,172	17,342	17,064

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deferred compensation	Retained earnings	Cumulative other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
BALANCE, January 30, 1999	16,250,135	$163	$55,125	$—	$42,931	$(42)	$98,177
Net income	—	—	—	—	30,651	—	30,651
Other comprehensive income-
Foreign currency translation adjustment	—	—	—	—	—	16	16

Comprehensive income							30,667

Stock options exercised,	160,062	1	1,081	—	—	—	1,082
Exercise of underwriters’ warrants	165,000	2	1,187	—	—	—	1,189
Shares issued under the Company’s employee stock purchase plan	10,037	—	92	—	—	—	92

BALANCE, January 29, 2000	16,585,234	166	57,485		73,582	(26)	131,207
Net income	—	—	—	—	41,908	—	41,908
Other comprehensive
Foreign currency translation adjustment	—	—	—	—	—	55	55

Comprehensive income							41,963

Stock options exercised	256,398	3	2,496	—	—	—	2,499
Shares issued under the Company’s employee stock purchase plan	44,118	—	514	—	—	—	514

BALANCE, February 3, 2001	16,885,750	169	60,495	—	115,490	29	176,183
Net loss	—	—	—	—	(17,538)	—	(17,538)
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	—	—	(59)	(59)

Comprehensive loss							(17,597)

Stock options exercised	281,921	2	1,874	—	—	—	1,876
Tax benefit on employee stock options	—	—	1,412	—	—	—	1,412
Shares issued under employee stock purchase plan	54,374	1	526	—	—	—	527
Restricted stock issued to employees	82,500	1	1,569	(1,570)	—	—	—
Compensation expense for restricted stock issued to employees	—	—	—	327	—	—	327
Private placement of common stock, net of issuance costs	1,900,000	19	20,020	—	—	—	20,039

BALANCE, February 2, 2002	19,204,545	$192	$85,896	$(1,243)	$97,952	$(30)	$182,767

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	February 2, 2002	February 3, 2001	January 29, 2000
OPERATING ACTIVITIES:
Net income (loss)	$(17,538)	$41,908	$30,651
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Extraordinary loss on early extinguishment of debt	—	623	958
Cumulative effect of change in accounting principle	—	—	1,449
Depreciation and amortization	20,818	11,166	6,876
Amortization of deferred financing costs	728	460	724
Loss (gain) on disposal of assets	877	(232)	3,050
Impairment of goodwill and property and equipment	16,250	—	—
Restricted stock compensation expense	327	—	—
Deferred income taxes (benefit)	895	3,716	(4,951)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	2,878	(3,609)	(3,794)
Inventories	20,481	(36,973)	7,776
Prepaid expenses	5,560	(715)	(2,344)
Accounts payable and accrued expenses	(7,658)	(12,829)	9,442
Income taxes payable and other liabilities	(21,992)	1,354	14,646

Net cash provided by operating activities	21,626	4,869	64,483

INVESTING ACTIVITIES:
Additions to property and equipment and other assets, net	(44,244)	(32,553)	(23,214)
Acquisitions, net of cash acquired	(33,552)	(19,376)	—

Net cash used in investing activities	(77,796)	(51,929)	(23,214)

FINANCING ACTIVITIES:
Repayment of short-term debt	(20,000)	—	—
Repayment of long-term debt	—	(27,100)	(26,110)
Proceeds from issuance of debt	45,000	—	—
Proceeds from sale of common stock and exercise of options	22,442	1,992	2,164
Other	(65)	(636)	(632)

Net cash provided by (used in) financing activities	47,377	(25,744)	(24,578)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,793)	(72,804)	16,691
CASH AND CASH EQUIVALENTS, beginning of year	52,122	124,926	108,235

CASH AND CASH EQUIVALENTS, end of year	$43,329	$52,122	$124,926

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for-
Interest	$8,478	$7,281	$8,126

Income taxes	$14,823	$23,619	$12,282

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2, 2002 and February 3, 2001

1	Nature of organization

Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), a Minnesota corporation, acquired 100 percent of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies prior to the Management Buyout) in a management-led buyout (the Management Buyout) from CVS New York, Inc. (CVS) (formerly Melville Corporation, the parent company to the Predecessor Companies), a New York corporation. In May 1996, pursuant to a sale agreement between Wilsons Leather and CVS, Wilsons Leather acquired the common stock for (i) $2.0 million, (ii) a 10 percent senior secured subordinated note due December 31, 2000 in the principal amount of $55.8 million, (iii) a warrant to purchase 2,025,000 shares of common stock, (iv) a warrant to purchase 1,620,000 shares of common stock (reduced by terms of the restricted stock agreement), (v) 6,480,000 shares of common stock, and (vi) 7,405 shares of preferred stock (Series A Preferred). As part of the Management Buyout, the Leather Investors Limited Partnerships I and II (LILP) in turn purchased from CVS the 6,480,000 shares of common stock and the 7,405 shares of Series A Preferred stock for $10.0 million.

The Company is the leading specialty retailer of quality leather outerwear, apparel, accessories and travel products in the United States. At February 2, 2002, Wilsons Leather operated 619 stores located in 46 states, the District of Columbia, Guam and Canada, including 492 Wilsons Leather mall stores, 94 Wilsons Leather outlet stores and 33 airport locations. In addition, at February 2, 2002, the Company operated 150 premium travel products and accessories stores in 25 states, Puerto Rico and Guam under the El Portal, Bentley’s Luggage, and California Luggage Outlet names. The Company supplemented permanent mall stores with 281, 239, and 274 seasonal stores during its peak selling season from October through January during fiscal years 2001, 2000, and 1999, respectively.

2	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

Wilsons Leather operates in one segment: selling leather outerwear, accessories, apparel and travel-related products. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

Year-end

Wilsons Leather’s fiscal year ends on the Saturday closest to January 31. The periods ended February 2, 2002, February 3, 2001, and January 29, 2000 are referred to herein as fiscal years 2001, 2000, and 1999, respectively. The results of operations for fiscal year 2000 consisted of 53 weeks, as compared to 52 weeks for fiscal years 2001 and 1999.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets, such as accounts receivable and inventories, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

Reclassifications

Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the fiscal 2001 financial statement presentation. These amounts had no effect on previously reported shareholders’ equity or net income.

Fair values of financial instruments

The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of the Company’s long-term debt issued in August 1997 approximated fair value because of the variability of the interest costs associated with these instruments as of February 2, 2002 and February 3, 2001.

Cash and cash equivalents

Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist primarily of commercial paper and money market funds. Interest income of $0.4 million, $2.8 million and $3.8 million in fiscal years 2001, 2000 and 1999, respectively, is included in interest expense, net in the accompanying statements of operations.

Inventories

We value our inventories, which consist primarily of finished goods held for sale, purchased from domestic and foreign vendors and are carried at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis and approximated first-in, first-out (FIFO) cost as of February 2, 2002 and February 3, 2001. The cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

The Company recognized a $5.4 million inventory valuation charge during the fourth quarter of 2001 related to under absorbed freight and customs expenses that had previously been capitalized. The charge was included in costs of goods sold, buying and occupancy costs in the consolidated statement of operations for 2001.

Inventories consisted of the following (in thousands):

	February 2, 2002	February 3, 2001
Raw materials	$11,613	$30,716
Finished goods	116,942	98,696

	$128,555	$129,412

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our property and equipment consist principally of store leasehold improvements and are included in the “Property and Equipment” line item in our consolidated balance sheets included in this report. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. In assessing potential impairment of these assets, we will periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store location (e.g., urban are versus suburb), current marketplace awareness of the Wilsons Leather and El Portal brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.

Goodwill

The excess of acquisition cost over the fair value of net assets acquired is included in goodwill and other assets in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over periods not exceeding 20 years. Accumulated amortization was approximately $1,691,000 (net of impairments) and $407,000 at February 2, 2002 and February 3, 2001, respectively. Amortization expense was $1,682,000, $350,000, and $57,000 for 2001, 2000 and 1999, respectively.

Debt issuance costs

Debt issuance costs are being amortized over the life of the related debt. Accumulated amortization amounted to approximately $1,774,000 and $1,046,000 at February 2, 2002 and February 3, 2001, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of income.

Revenue Recognition

The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are included in net sales and the related costs are included in costs of goods sold, buying and occupancy costs. Revenue for gift certificate sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience.

Store opening and closing costs

New store opening costs are charged to expense as incurred. In the event a store is planned to close before its lease has expired, the total lease obligation less sublease income is provided for in the period the decision to close the store is made.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising costs

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

Foreign currency translation

The functional currency for the Company’s foreign store operations (Canada and the United Kingdom) is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity. Transaction gains and losses are reflected in income. The Company did not enter into any hedging transactions during 2001.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the net income (loss) per common share calculations (in thousands):

	For the years ended
	February 3, 2002	February 3, 2001	January 29, 2000
Net income (loss)	$(17,538)	$41,908	$30,651

Weighted average common shares outstanding	17,172	16,732	16,408
Effect of stock options	—	610	656

Weighted average common shares outstanding—assuming dilution	17,172	17,342	17,064

Diluted net income (loss) per common share	$(1.02)	$2.42	$1.80

Recently issued accounting pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, became effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative’s gains or losses to offset related results on the hedged item in the income statement and requires that a

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on February 4, 2001, and the adoption did not have a material effect on the Company’s financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based on its fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although earlier adoption is permitted. We plan to adopt these standards effective February 3, 2002, which will result in no goodwill being amortized in fiscal 2002. As part of adopting these standards, we are required to assess the fair value of our business to determine whether goodwill carried on our books has been impaired and the extent of such impairment, if any. The Company has not determined the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

The Company had goodwill amortization of $1,682,000 in fiscal 2001. The Company estimates the amount of goodwill amortization would have been approximately $1.4 million in fiscal 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company will apply this standard beginning in 2002 and do not expect the adoption to have a material impact on its financial position or its results of operations.

Change in accounting method—layaway sales

Effective January 31, 1999, the Company changed its method of accounting for layaway sales in accordance with Staff Accounting Bulletin (SAB) No. 101. “Revenue Recognition in Financial Statements.” Historically, the Company recognized revenue from layaway sales in full upon the initial customer down payment. Under the new accounting method adopted retroactive to January 31, 1999, the Company now recognizes layaway sales in full upon final payment and delivery of merchandise to the customer. The Company recorded an after-tax charge of $1.4 million as the cumulative effect of this change in accounting in the first quarter of 1999. The effect of the change for the year ended January 29, 2000 was to decrease income before extraordinary item and cumulative effect of change in accounting principle by $0.3 million ($0.01 per diluted common share).

3	Acquisitions

The following acquisitions were accounted for as purchases. The purchase prices assigned to the net assets acquired were based on the fair value of such assets and liabilities at the respective acquisition dates. Tangible net assets acquired include accounts receivable, inventories, prepaid expenses, other current assets and fixed assets. Liabilities assumed principally include accounts payable and accrued expenses. The operating results of these acquired companies have been included in the consolidated statements of operations from the dates of acquisition.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2000, the Company acquired all of the outstanding common shares of the El Portal Group, Inc. (El Portal), a specialty retailer of premium travel products and accessories, for approximately $17.8 million, including transaction costs.

Allocation of the purchase price (in millions):
Tangible net assets acquired	$(5.1)
Goodwill acquired	22.9

Total purchase price allocation	$17.8

In conjunction with the acquisition, the Company decided to close certain stores and established a restructuring reserve of $1.5 million. Costs incurred and charged to these reserves associated with the closure of acquired facilities amounted to $1.5 million for fiscal year 2001. As of February 2, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $39,000. The remaining closures of facilities are expected to be completed by the end of fiscal year 2002.

On April 14, 2001, the Company acquired all of the outstanding shares of Bentley’s Luggage Corp. (Bentley’s), a specialty retailer of travel products and accessories, for approximately $34.3 million.

Allocation of the purchase price (in millions):
Tangible net assets acquired	$21.6
Goodwill acquired	12.7

Total purchase price allocation	$34.3

In conjunction with the acquisition, the Company decided to close certain stores and facilities as well as terminate certain related employees and established a restructuring reserve of $4.0 million. Costs incurred and charged to these reserves associated with the closure of acquired facilities and termination of employees amounted to $1.4 million and $2.6 million, respectively for fiscal year 2001. As of February 2, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $1.2 million. The remaining closures of facilities are expected to be completed by the middle of fiscal year 2003.

The following unaudited pro-forma consolidated financial information does not purport to represent what the Company’s financial position or results of operations would actually have been if these transactions had occurred at such dates or project the Company’s future results of operations. The unaudited pro-forma results of operations of Wilsons Leather, El Portal and Bentley’s Luggage for 2001 and 2000 are as follows (in thousands, except per share amounts):

	Fiscal Year
	2001	2000
Revenue	$736,330	$772,073
Net income (loss) before extraordinary item	(20,322)	39,758
Net income (loss)	(20,322)	39,135
Net income (loss) before extraordinary item per common share—basic	$(1.18)	$2.38
Net income (loss) per common share—basic	(1.18)	2.34
Net income (loss) before extraordinary item per common share—diluted	$(1.18)	$2.29
Net income (loss) per common share—diluted	(1.18)	2.26
Weighted average common shares outstanding	17,172	16,732
Weighted average common shares outstanding—assuming dilution	17,172	17,342

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4	Accounts receivable

Accounts receivable consisted of the following (in thousands):

	February 2, 2002	February 3, 2001
Trade receivables	$4,375	$7,154
Other receivables	6,291	5,748

Total	10,666	12,902
Less — Allowance for doubtful accounts	(411)	(1,262)

Total	$10,255	$11,640

5	Property and equipment, goodwill and other assets

Property and equipment consisted of the following (in thousands):

	February 2, 2002	February 3, 2001
Land	$1,868	$1,340
Buildings and improvements	3,620	1,021
Equipment and furniture	93,935	71,711
Leasehold improvements	47,134	31,626

Total	146,557	105,698
Less— Accumulated depreciation and amortization	(36,730)	(23,270)

Total	$109,827	$82,428

Goodwill and other assets consisted of the following (in thousands):

	February 2, 2002	February 3, 2001
Goodwill, net	$26,474	$24,796
Debt issuance costs, net	2,094	1,236
Other, net	204	728

	$28,772	$26,760

The Company follows SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Accordingly, in the event that facts and circumstances indicate that property, equipment, goodwill and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset’s carrying value to determine if a write-down to recoverable value is necessary.

During its fourth quarter of 2001, the Company’s long-term forecast for the profitability of certain stores decreased significantly due to industry trends and revised company forecasts. The Company prepared analysis in accordance with SFAS No. 121 to determine if there was impairment of certain store property and equipment and

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. The analysis resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting identifiable cash flows at a discount rate commensurate with the risks involved. Based on the analysis performed by the Company, the Company recorded a charge in 2001 of $16.3 million for impaired assets and goodwill.

6	Accrued expenses

Accrued expenses consisted of the following (in thousands):

	February 2, 2002	February 3, 2001
Compensation and benefits	$10,395	$15,225
Taxes other than income taxes	3,897	7,646
Rent	3,199	5,085
Interest	1,953	1,621
Other	14,128	16,422

	$33,572	$45,999

7	Long-term debt

On August 18, 1997, the Company issued $75.0 million of 11¼% Senior Notes due August 15, 2004 (the Senior Notes). Interest on the Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. As of February 2, 2002, the outstanding balance on the Senior Notes was $30.6 million. The Company repurchased $13.3 million and $26.1 million of Senior Notes during 2000 and 1999, respectively. As a result of repurchasing the Senior Notes in 2000 and 1999, the Company realized an extraordinary loss on the early extinguishment of debt of approximately $623,000 and $958,000, respectively, net of tax.

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

A syndicate of banks had provided the Company with a $125.0 million revolving credit agreement (the Revolver) with certain banks which extended through May 2002 and included an $85.0 million letter-of-credit subfacility as of January 29, 2000 (collectively referred to as the Senior Credit Facility). In October 2000, the Company amended the Senior Credit Facility to increase the Revolver to $165.0 million and also to add a $20.5 million seasonal over-advance for November 2000, only with interest on the over-advance at 100 basis points over the Senior Credit Facility interest rate. This agreement was amended again on June 19, 2001 to increase the Revolver to $190 million, reduce and extend the seasonal over-advance to $15 million during July through October and to add a Term B promissory note of $25 million. The Term B note is collateralized by the Company’s inventory and buildings and is due June 18, 2004. The Senior Credit Facility is collateralized by the Company’s inventory. Interest on cash borrowings under the Senior Credit Facility is at LIBOR plus 2.75 percent or prime plus 1.50 percent. With respect to the Term B note, the interest rates is prime plus 4 percent. The

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate is dependent upon the Company’s financial results. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month. As of February 2, 2002 and February 3, 2001, there were no cash borrowings under the Revolver, and there were $10.4 million and $23.6 million in letters of credit outstanding, respectively. In April 2002, the Senior Credit Facility was extended and renewed (see Note 14).

The Senior Credit Facility contains restrictions and covenants which, among other things, restrict the ability of the Company to, above certain thresholds, incur indebtedness; to make capital expenditures, acquisitions, investments, stock redemptions and dispositions of assets; and to pay dividends. The Senior Credit Facility also requires the Company to maintain certain financial covenants. At February 2, 2002, the Company was in compliance with or had received waivers for all covenants of the Senior Notes and the Senior Credit Facility. During the third quarter of 2001, the Company completed the offering of unsecured short-term promissory notes in the principal amount of $20.0 million at an interest rate of 7.9%, which matured on January 15, 2002. The notes were paid in full at maturity.

The Company entered into a $40.0 million interest rate swap transaction on July 7, 1999 with First Union National Bank (First Union), whereby First Union paid the Company interest at a fixed rate of 11.25 percent and the Company paid First Union interest at a commercial paper rate plus 5.37 percent (10.78 percent at February 3, 2001). The agreement terminated on August 15, 2001. The transaction did not have a material effect on the Company’s financial position or results of operations.

8	Income taxes

The income tax provision (benefit) is comprised of the following (in thousands):

	For the years ended
	February 2, 2002	February 3, 2001	January 29, 2000
Current:
Federal	$(7,039)	$22,110	$23,896
State	(806)	2,526	2,729
Deferred	895	3,716	(4,951)
Total	$(6,950)	$28,352	$21,674

Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows (in thousands):

	For the years ended
	February 2, 2002	February 3, 2001	January 29, 2000
U.S. federal statutory income tax (benefit) rate	$(8,571)	$24,809	$19,156
State income taxes	(713)	2,835	2,190
Non-deductible goodwill amortization	2,089	—	—
Other	245	708	328

Effective tax rate	$(6,950)	$28,352	$21,674

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the years ended
	February 2, 2002	February 3, 2001	January 29, 2000
U.S. federal statutory income tax (benefit) rate	(35.0%)	35.0%	35.0%
State income taxes	(2.9)	4.0	4.0
Non-deductible goodwill amortization	8.5	—	—
Other	1.0	1.0	0.6

Effective tax rate	(28.4%)	40.0%	39.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset and liability were as follows (in thousands):

	February 2, 2002	February 3, 2001
Net deferred tax asset (long term)
Accrued liabilities	$1,991	$—
Net operating loss carryforwards	1,600	—
Property and equipment	(7)	—

Total	3,584	—

Net deferred tax liability (current)
Accrued liabilities	4,255	4,692
Net operating loss carryforwards	332	882
Allowances	160	337
Inventories	(5,980)	(5,889)
Intangibles	(1,016)	(543)
Other	275	274

Total	(1,974)	(247)
Net deferred tax liability (long term)
Accrued liabilities	—	1,008
Net operating loss carryforwards	—	1,969
Property and equipment	—	(3,286)
Inventories	—	(79)

Total	—	(388)

Net deferred tax asset (liability)	$1,610	$(635)

Included in the deferred tax asset is $3,140 for the deferred taxes from the acquisition, offset by the $895,000 from current year operations, to equal the net change of $2,245 for 2001.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9	Capital stock

Stock split

On February 15, 2000, the board of directors declared a 3 for 2 stock split. The stock split became effective March 15, 2000 to shareholders of record on February 29, 2000. The common stock share and per share information in the accompanying consolidated financial statements and notes, for all periods presented, reflects the effect of the stock split.

Private Placement Offering

In January 2002, the Company sold 1,900,000 shares of common stock in a private placement (the Placement) at $11.00 per share for total proceeds, net of offering costs, of $20.0 million.

10	Stock options

The Company has adopted the 1996 stock option plan, the 1998 stock option plan and the 2000 long term incentive plan (collectively referred to as the Plans), pursuant to which options to acquire an aggregate of 3,500,000 shares of the Company’s common stock may be granted.

The Company’s compensation committee is responsible for administering the Company’s Plans and approves grants in connection therewith. All outstanding stock options granted since the Company became a publicly held corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of the grant.

A summary of the status of the Plans is presented in the table below:

	As of and for the years ended
	February 2, 2002		February 3, 2001		January 29, 2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	1,742,117	$8.45	1,848,446	$6.86	1,840,619	$5.94
Granted	562,585	13.74	269,200	17.78	323,249	10.78
Exercised	(281,921)	6.66	(256,398)	5.79	(160,062)	4.76
Forfeited	(39,799)	13.69	(119,131)	10.42	(155,360)	6.32

Outstanding, end of year	1,982,982	$10.11	1,742,117	$8.45	1,848,446	$6.86

Exercisable, end of year	1,200,782	$7.38	1,225,160	$6.32	946,378	$5.77

Weighted average fair value of options granted	$8.15		$3.91		$2.48

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options Outstanding and Exercisable by Price Range
as of February 2, 2002

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of February 2, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of February 2, 2002	Weighted- Average Exercise Price
$ 2.07 - $ 4.14	31,590	4.5	$2.96	31,590	$2.96
$ 4.14 - $ 6.21	758,999	5.7	$5.83	758,999	$5.83
$ 6.21 - $ 8.28	187,280	5.3	$6.94	177,151	$6.95
$ 8.28 - $10.34	21,566	7.1	$9.22	16,390	$9.35
$10.34 - $12.41	491,362	8.7	$11.26	138,754	$11.29
$12.41 - $14.48	69,201	9.2	$13.70	6,512	$13.55
$14.48 - $16.55	180,409	8.8	$15.77	23,894	$15.32
$16.55 - $18.62	41,575	8.5	$17.20	13,892	$17.20
$18.62 - $20.69	201,000	8.9	$19.82	33,600	$20.69

	1,982,982	7.2	$10.11	1,200,782	$7.38

The Company accounts for the Plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per common share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the years ended
	February 2, 2002	February 3, 2001	January 29, 2000
Net income (loss):
As reported	$(17,538)	$41,908	$30,651

Pro forma	$(19,034)	$41,153	$30,026

Diluted net income (loss) per common share:
As reported	$(1.02)	$2.42	$1.80

Pro forma	$(1.11)	$2.37	$1.76

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999: weighted average risk-free interest rates of 3.5 percent, 6.2 percent and 6.1 percent, respectively; no expected dividend yields; expected lives of 5.5 years, 6 years and 6 years, respectively; and expected volatility of 59.9 percent, 51.7 percent and 39.8 percent, respectively.

11	Employee benefit plans

The 2000 long term incentive plan provides that the Company’s Compensation Committee may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In March 2001, 82,500 shares of restricted stock were issued under this plan.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These restricted stock awards outstanding vest ratably over four years from the date of grant. When restricted shares are issued, deferred compensation is recorded as a reduction of shareholders’ equity. Annual compensation is charged to expense over the vesting period. During 2001, $327,000 was charged to expense for vested restricted shares.

401(k) Profit sharing plan

The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax-deferred contributions of up to 15 percent of their eligible compensation (10 percent for those employees whose compensation in the previous year exceeded $80,000). For employees who have worked less than three years, the Company matches 25 percent of contributions, up to a maximum of 4 percent of the employee’s eligible compensation. For employees who have worked three years or more, the Company matches 50 percent of contributions, up to a maximum of 4 percent of the employee’s eligible compensation. The Company may also, at its discretion, make a profit-sharing contribution to the 401(k) plan for each plan year. The Company’s contributions vest after five years of service, at age 65 regardless of service or upon the death of the employee.

The Company’s contributions to the 401(k) profit-sharing plan were $487,000, $2.1 million and $3.8 million in 2001, 2000, and 1999, respectively.

Employee stock purchase plan

The Company has an employee stock purchase plan which is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15 percent discount at defined times during the year. The Company has allowed for 375,000 shares of common stock to be purchased under this plan.            As of February 2, 2002, 108,529 shares had been issued under the plan.

12	Commitments and contingencies

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

	For the years ended
	February 2, 2002	February 3, 2001	January 29, 2000
Minimum rentals	$74,929	$48,433	$42,399
Contingent rentals	3,240	4,515	4,390

	78,169	52,948	46,789
Less—Sublease rentals	—	—	(317)

Total	$78,169	$52,948	$46,472

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 2, 2002, the future minimum rental payments due under operating leases, excluding lease obligations for closed stores, were as follows (in thousands):

Fiscal years ending:
2003	$58,876
2004	53,100
2005	48,163
2006	42,893
2007	39,068
Thereafter	104,476

Total	$346,576

As of February 2, 2002, 156 of the Company’s 769 leases continued to be guaranteed by CVS and one was guaranteed by an officer of El Portal. Leases entered into subsequent to the Management Buyout are no longer guaranteed by CVS.

Litigation

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations. Pursuant to the sale agreement entered into in connection with the Management Buyout, CVS has agreed to indemnify the Company for certain claims. For certain other claims, CVS’s indemnification liability is limited to claims in the aggregate which exceed $1.2 million, but not to exceed $12.0 million.

Guarantees

As of February 2, 2002 and February 3, 2001, the Company had outstanding letters of credit of approximately $10.4 million and $23.6 million, respectively (see Note 7), which were primarily used to guarantee foreign purchase orders.

13	Related-party transactions

The Company regularly conducts business with G-III Apparel Group, Ltd. (G-III), of which a director of Wilsons Leather is the chief executive officer and chairman of the board of directors. Purchases from G-III totaled $2.3 million, $4.9 million and $5.9 million for 2001, 2000, and 1999, respectively. The Company believes that transactions with G-III are on terms no less favorable to the Company than those obtainable in arm’s-length transactions with unaffiliated third parties.

14	Subsequent events (unaudited)

On April 8, 2002, affiliates of the purchasers in the Placement exercised the option under the stock purchase agreement relating to the Placement, to purchase an additional 100,000 shares (the “Additional Shares”) for an aggregate purchase price of $1,100,000, which sale was completed on April 12, for net proceeds of approximately $1.0 million.

On April 23, 2002, the senior credit facility was amended to increase the borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subfacility. Based on defined levels of inventory and receivables reduced by outstanding and undrawn trade letters of credit and $10 million ($5 million during the months of August, September and October) as specified in the agreement.

The terms of the senior credit facility prohibit us from borrowing additional funds, other than letters of credit, until we have received $10 million in net proceeds from debt or equity financing, a sale-leaseback transaction with respect to our Brooklyn Park distribution center and corporate offices, a sale or sale-leaseback transaction with respect to our Miami distribution center or any combination of the above. Any financing involving debt will require the consent of the senior lenders under the senior credit facility and may require the consent of the holders of the senior notes described above. The senior credit facility also contains a requirement that we either amend, refund, renew, extend or refinance the outstanding 11¼% senior notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. Although we anticipate we will be able to obtain such financing before we would being to borrow under the revolving credit portion of our senior credit facility in preparation for our peak selling season, there can be no assurance that we will obtain such financing or consent prior to the time when we will need to borrow under the senior credit facility in order to meet our working capital requirements.

On April 24, 2002, we entered into a new definitive stock purchase agreement for the sale in a private placement of up to 900,000 shares of our common stock at a purchase price of $11.00 per share, subject to certain closing conditions, which sale is expected to close within one week. The stock purchase agreement provides that one of the investors may purchase an additional 100,000 shares of common stock at $11.00 per share at any time within 75 days after the closing of the initial sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2002:

WILSONS THE LEATHER EXPERTS INC. (registrant)

By:	/s/ JOEL N. WALLER Joel N. Waller, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

By:	/s/ PETER G. MICHIELUTTI Peter G. Michielutti, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 24, 2002 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ JOEL N. WALLER JOEL N. WALLER	Director

/s/ DAVID L. ROGERS DAVID L. ROGERS	Director

/s/ LYLE BERMAN LYLE BERMAN	Director

/s/ THOMAS J. BROSIG THOMAS J. BROSIG	Director

/s/ GARY L. CRITTENDEN GARY L. CRITTENDEN	Director

/s/ MORRIS GOLDFARB MORRIS GOLDFARB	Director

/s/ MARVIN W. GOLDSTEIN MARVIN W. GOLDSTEIN	Director

/s/ CHERYL L. VITALI CHERYL L. VITALI	Director

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Sale Agreement dated as of May 24, 1996 by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons Center Inc. and Wilsons The Leather Experts Inc.(1)	Incorporated by Reference

2.2	Agreement and Plan of Merger dated as of April 6, 2001 by and among WWT, Inc., Wilsons Acquisition Corporation, Bentley’s Luggage Corp. and Bain Capital, Inc.(2)	Incorporated by Reference

2.3	Letter Agreement dated April 13, 2001 regarding Agreement and Plan of Merger by and among WWT, Inc., Wilsons Acquisition Corporation, Bentley’s Luggage Corp. and Bain Capital, Inc.(3)	Incorporated by Reference

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998 as amended by the Articles of Amendment dated February 17, 2000.(4)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998 and January 25, 2000.(4)	Incorporated by Reference

4.1	Specimen of common stock certificate.(5)	Incorporated by Reference

4.2
Indenture dated as of August 18, 1997 by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11¼% Series A Senior Notes due 2004 and specimen Certificate of 11¼% Series B Senior Notes due 2004.(6)
Incorporated by Reference

4.3	Purchase Agreement dated as of August 14, 1997 by and among Wilsons The Leather Experts Inc., the Subsidiary Guarantors party thereto and BancAmerica Securities, Inc.(7)	Incorporated by Reference

4.4
Registration Rights Agreement dated as of May 25, 1996 by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(8)
Incorporated by Reference

4.5	Amendment to Registration Rights Agreement dated as of August 12, 1999 by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(4)	Incorporated by Reference

4.6	Common Stock Purchase Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signature pages thereto(9)	Incorporated by Reference

4.7	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto(10)	Incorporated by Reference

4.8
Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC(11)
Incorporated by Reference

Exhibit No.	Description	Method of Filing

10.1
Parent Guaranty dated as of May 25, 1996 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation.(12)
Incorporated by Reference

*10.2	Wilsons The Leather Experts Inc. Amended Executive and Key Management Incentive Plan.(13)	Incorporated by Reference

*10.3	Wilsons The Leather Experts Inc. 401(k) Plan.	Electronic Transmission

*10.4	Employment Agreement dated as of May 25, 1996 between Wilsons The Leather Experts Inc. and Joel Waller.(1)	Incorporated by Reference

*10.5	Employment Agreement dated as of May 25, 1996 between Wilsons The Leather Experts Inc. and David Rogers.(1)	Incorporated by Reference

10.6
Third Amended and Restated Credit Agreement dated as of June 19, 2001, among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Lender and Swing Line Lender (the “Credit Agreement”)(14)
Incorporated by Reference

10.7
Store Guarantors’ Guaranty dated as of May 25, 1996 by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation.(15)
Incorporated by Reference

*10.8	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan.(5)	Incorporated by Reference

10.9	Joinder Agreement dated as of May 24, 1999 by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(16)	Incorporated by Reference

10.10
Pledge Agreement dated as of May 24, 1999 by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(17)
Incorporated by Reference

10.11	Pledge Agreement dated as of May 24, 1999 between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(18)	Incorporated by Reference

10.12
Pledge Agreement dated as of May 25, 1996 between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(19)
Incorporated by Reference

10.13	Pledge Agreement dated as of May 25, 1996 between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(20)	Incorporated by Reference

10.14	Pledge Agreement dated as of May 25, 1996 between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(21)	Incorporated by Reference

Exhibit No.	Description	Method of Filing

10.15	Pledge Agreement dated as of May 25, 1996 between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(22)	Incorporated by Reference

10.16
Reaffirmation of Guaranty dated as of May 24, 1999 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(23)
Incorporated by Reference

10.17	Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation.(24)	Incorporated by Reference

10.18	Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation.(25)	Incorporated by Reference

10.19
Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(26)
Incorporated by Reference

10.20	Wilsons The Leather Experts Inc. 1998 Stock Option Plan.(27)	Incorporated by Reference

10.21	Reaffirmation of Guaranty dated September 24, 1999 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc.(28)	Incorporated by Reference

*10.22	First Amendment to Employment Agreement dated as of April 3, 2000 between Wilsons The Leather Experts Inc. and Joel N. Waller.(29)	Incorporated by Reference

*10.23	First Amendment to Employment Agreement as of March 23, 2000 between Wilsons The Leather Experts Inc. and David L. Rogers.(30)	Incorporated by Reference

10.24
Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders(31)
Incorporated by Reference

10.25	Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation(32)	Incorporated by Reference

10.26	Pledge Amendment dated as of October 31, 2000 by River Hills Wilsons, Inc.(33)	Incorporated by Reference

10.27	Pledge Agreement dated as of October 31, 2000 by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement(34)	Incorporated by Reference

10.28
Reaffirmation of Guaranty dated as of October 31, 2000 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation(35)
Incorporated by Reference

Exhibit No.	Description	Method of Filing

10.29	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000 and March 21, 2002	Electronic Transmission

*10.30	Unqualified Release Agreement dated as of November 2, 2000 by and between Lisa Stanley and River Hills Wilsons, Inc.(36)	Incorporated by Reference

10.31	Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation(37)	Incorporated by Reference

10.32	Pledge Amendment, dated as of April 13, 2001, by WWT, Inc.(38)	Incorporated by Reference

10.33	Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement(39)	Incorporated by Reference

10.34
Reaffirmation Of Guaranty dated as of April 13, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation(40)
Incorporated by Reference

10.35
Reaffirmation Of Guaranty dated as of June 19, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation(41)
Incorporated by Reference

10.36
Mortgage, Security Agreement, Assignment Of Leases And Rents And Financing Statement dated as of June 19, 2001, by Bermans The Leather Experts, Inc., to General Electric Capital Corporation, as Agent, on behalf of itself and for the lenders signatory to the Credit Agreement(42)
Incorporated by Reference

10.37
Mortgage, Security Agreement, Assignment Of Leases And Rents, Financing Statement And Fixture Filing dated as of June 19, 2001, by Bentley’s Luggage Corp. to General Electric Capital Corporation, as Agent(43)
Incorporated by Reference

10.38
First Amendment And Waiver With Respect To Third Amended And Restated Credit Agreement dated as of October 17, 2001, by and among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Lender, Swing Line Lender and as Agent and the Credit Parties signatory thereto(44)
Incorporated by Reference

21.1	Subsidiaries of Wilsons The Leather Experts Inc.	Electronic Transmission

23.1	Consent of Arthur Andersen LLP	Electronic Transmission

99.1	Letter Regarding Arthur Andersen LLP	Electronic Transmission

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10–K.
(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S–1 (333–13967) filed with the Commission on October 11, 1996.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed with the Commission on April 19, 2001.

(3)	Incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K filed with the Commission on April 19, 2001.
(4)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(5)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S–1 (333–13967) filed with the Commission on December 24, 1996.
(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(8)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.
(10)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.
(11)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10–K for the fiscal year ended January 30, 1999 filed with the Commission.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(15)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 1O–Q for the quarter ended August 2, 1997 filed with the Commission.
(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(17)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(18)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(19)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S–1 (333–13967) filed with the Commission on May 27, 1997.
(20)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(21)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(22)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.
(23)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999 filed with the Commission.
(24)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(25)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.
(26)	Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10–Q for the quarter ended August 2, 1997 filed with the Commission.
(27)	Incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10–K for the fiscal year ended January 31, 1998 filed with the Commission.
(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended October 30, 1999 filed with the Commission.

(29)	Incorporated by reference to Exhibit 10.27 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(30)	Incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Commission.
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(32)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(33)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(34)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(35)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000 filed with the Commission.
(36)	Incorporated by reference to Exhibit 10.32 to the Company’s Report on Form 10-K for the fiscal year ended February 3, 2001 filed with the Commission
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001 filed with the Commission.
(38)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001 filed with the Commission.
(39)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001 filed with the Commission.
(40)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001 filed with the Commission.
(41)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(42)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(43)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.
(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended November 3, 2001 filed with the Commissioner.