Form 10-K/A
period 2002-02-02
WILSONS THE LEATHER EXPERTS INC
filed 2002-04-30
CIK 1016607

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
TO
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

This Amendment on Form 10-K/A is being filed for the purpose of amending and restating Schedule II, Valuation and Qualifying Accounts (“Schedule II”), filed as part Item 14(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002. The only revision being made to Item 14(a) is to add two line items, “Restructuring Liabilities—El Portal” and “Restructuring liabilities—Bentley’s Luggage”, under the “Year ended February 2, 2002” period in Schedule II and to add an additional column, “Balance at end of period,” for all periods presented in Schedule II. The two line items and the column were inadvertently omitted by the Registrant’s financial printer in the EDGAR filing of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

The following amends and restates Item 14(a) in its entirety:

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

Arthur Andersen LLP

Minneapolis, Minnesota,
April 23, 2002

Schedule II

Valuation and Qualifying Accounts		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended January 29, 2000:
Allowance for doubtful accounts deducted from accounts receivable	1,122	1,437	—	(1,436)	1,123
Year ended February 3, 2001:
Allowance for doubtful accounts deducted from accounts receivable	1,123	891	459	(1,211)	1,262
Restructuring liabilities—El Portal	—	—	1,536	—	1,536
Year ended February 2, 2002:
Allowance for doubtful accounts deducted from accounts receivable	1,262	1,011	—	(1,862)	411
Restructuring liabilities—El Portal	1,536	—	—	(1,497)	39
Restructuring liabilities—Bentley’s Luggage	—	—	3,991	(2,756)	1,235

37

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

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

As of February 2, 2002
(In thousands, except share and per share amounts)

	Rosedale Wilsons, Inc.	Wilsons Center, Inc.		Wilsons The Leather Experts Inc.		Eliminations		Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,329	$		$		$		$43,329
Accounts receivable, net	10,255							10,255
Inventories	128,555							128,555
Prepaid expenses and other current assets	4,450							4,450
Deferred taxes	—				(5,422)		5,422	—
Intercompany receivables			87,010				(87,010)	—

Total current assets	186,589		87,010		(5,422)		(81,588)	186,589
PROPERTY AND EQUIPMENT, net	109,827							109,827
GOODWILL AND OTHER ASSETS, net	28,320				452			28,772
DEFERRED TAXES	7,938				1,068		(5,422)	3,584
INVESTMENT IN SUBSIDIARIES			28,520		74,310		(102,830)	—

Total assets	$332,674		$115,530		$70,408		$(189,840)	$328,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,685	$		$		$		$38,685
Accrued expenses	31,686				1,886			33,572
Income taxes payable	(5,966)				17,790			11,824
Deferred taxes					1,974			1,974
Intercompany payables	16,058				70,952		(87,010)	—

Total current liabilities	80,463		—		92,602		(87,010)	86,055
LONG-TERM DEBT	25,000				30,590			55,590
OTHER LONG-TERM LIABILITIES	4,360				—			4,360

Total liabilities	109,823		—		123,192		(87,010)	146,005

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 19,204,545 shares issued and outstanding	—				192			192
Additional paid-in capital	28,520		74,310		85,896		(102,830)	85,896
Retained earnings (deficit)	194,361		41,220		(137,629)			97,952
Unearned compensation					(1,243)			(1,243)
Cumulative other comprehensive income (loss)	(30)							(30)
Total shareholders’ equity	222,851		115,530		(52,784)		(102,830)	182,767

Total liabilities and shareholders’ equity	$332,674		$115,530		$70,408		$(189,840)	$328,772

The accompanying notes are an integral part of this consolidating financial statement.

S-1

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the year ended February 2, 2002
(In thousands)

	Rosedale Wilsons, Inc.	Wilsons Center, Inc.	Wilsons The Leather Experts Inc.	Eliminations	Consolidated
NET SALES	$720,082	$—	$—	$—	$720,082
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	509,871	—	—	—	509,871

Gross margin	210,211	—	—	—	210,211
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	187,902	—	148		188,050
GOODWILL AND PROPERTY AND EQUIPMENT IMPAIRMENT	16,250	—	—	—	16,250
DEPRECIATION AND AMORTIZATION	20,818	—	—	—	20,818

Income (loss) from operations	(14,759)	—	(148)	—	(14,907)
INTEREST EXPENSE (INCOME), net	10,418	(8,910)	8,073	—	9,581

Income (loss) before income taxes	(25,177)	8,910	(8,221)	—	(24,488)
INCOME TAX (BENEFIT) PROVISION	(7,226)	3,564	(3,288)	—	(6,950)

Income (loss) before extraordinary item	(17,951)	5,346	(4,933)	—	(17,538)

Net income (loss)	$(17,951)	$5,346	$(4,933)	$—	$(17,538)

The accompanying notes are an integral part of this consolidating financial statement.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002:

WILSONS THE LEATHER EXPERTS INC. (registrant)

By:	/s/ JOEL N. WALLER Joel N. Waller, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

By:	/s/ PETER G. MICHIELUTTI Peter G. Michielutti, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 2002 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ JOEL N. WALLER JOEL N. WALLER	Director

/s/ DAVID L. ROGERS DAVID L. ROGERS	Director

/s/ LYLE BERMAN LYLE BERMAN	Director

/s/ THOMAS J. BROSIG THOMAS J. BROSIG	Director

/s/ GARY L. CRITTENDEN GARY L. CRITTENDEN	Director

/s/ MORRIS GOLDFARB MORRIS GOLDFARB	Director

/s/ MARVIN W. GOLDSTEIN MARVIN W. GOLDSTEIN	Director

/s/ CHERYL L. VITALI CHERYL L. VITALI	Director