Form 10-Q
period 2002-05-04
WILSONS THE LEATHER EXPERTS INC
filed 2002-06-18
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of June 1, 2002, there were 20,266,123 shares of common stock, $0.01 par value per share, outstanding.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of May 4, 2002 and
              February 2, 2002                                                3

              Consolidated Statements of Operations for the
              three months ended May 4, 2002 and May 5, 2001                  4

              Consolidated Statements of Cash Flows for the
              three months ended May 4, 2002 and May 5, 2001                  5

              Notes to Consolidated Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     19


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities                                          21

     Item 6.  Exhibits and Reports on Form 8-K                               21

     Signature                                                               24

     Index to Exhibits                                                       25

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         MAY 4,      FEBRUARY 2,
                   ASSETS                                 2002          2002*
                   ------                               --------     -----------
                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                            $ 14,772      $ 43,329
   Accounts receivable, net                                8,826        10,255
   Inventories                                           111,392       128,555
   Prepaid expenses and other current assets               9,681         4,450
                                                        --------      --------
      Total current assets                               144,671       186,589

Property and equipment, net                              107,050       109,827
Goodwill and other assets, net                            29,896        28,772
Deferred taxes                                             3,584         3,584
                                                        --------      --------
      Total assets                                      $285,201      $328,772
                                                        ========      ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                     $ 16,422      $ 38,685
   Accrued expenses                                       25,265        33,572
   Income taxes payable                                    1,085        11,824
   Deferred income taxes                                   1,974         1,974
                                                        --------      --------
      Total current liabilities                           44,746        86,055

Long-term debt                                            55,590        55,590
Other long-term liabilities                                5,267         4,360
                                                        --------      --------
      Total liabilities                                  105,603       146,005
                                                        --------      --------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 150,000,000 shares
    authorized, 20,250,748 and 19,204,545 shares
    issued and outstanding on May 4, 2002 and
    February 2, 2002, respectively                           203           192
   Additional paid-in capital                             97,295        85,896
   Retained earnings                                      83,275        97,952
   Unearned compensation                                  (1,145)       (1,243)
   Cumulative other comprehensive income (loss)              (30)          (30)
                                                        --------      --------
      Total shareholders' equity                         179,598       182,767
                                                        --------      --------
      Total liabilities and shareholders' equity        $285,201      $328,772
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                           --------------------
                                                            MAY 4,      MAY 5,
                                                             2002        2001
                                                           --------    --------
NET SALES                                                  $119,261    $117,477
  Cost of goods sold, buying and occupancy costs             94,654      81,827
                                                           --------    --------
  Gross margin                                               24,607      35,650

  Selling, general and administrative expenses               42,398      36,685
  Depreciation and amortization                               4,966       4,333
                                                           --------    --------
     Loss from operations                                   (22,757)     (5,368)
  Interest expense, net                                       1,704         762
                                                           --------    --------
     Loss before income taxes                               (24,461)     (6,130)
  Income tax benefit                                         (9,784)     (2,452)
                                                           --------    --------
     Net loss                                              $(14,677)   $ (3,678)
                                                           ========    ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 (0.76)      (0.22)
                                                           ========    ========

Weighted average common shares outstanding                   19,214      16,940
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                           MAY 4,        MAY 5,
                                                            2002          2001
                                                         ---------     ---------
OPERATING ACTIVITIES:
  Net loss                                               $(14,677)     $ (3,678)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
    Depreciation and amortization                           4,966         4,332
    Amortization of deferred financing costs                  221           157
    Loss on disposal of assets                                331           206
    Restricted stock compensation expense                      98            --
    Deferred income taxes                                      --         2,024
    Changes in operating assets and liabilities:
      Accounts receivable, net                              1,429          (948)
      Inventories                                          17,163        (3,895)
      Prepaid expenses                                     (5,231)         (652)
      Accounts payable and accrued expenses               (30,533)      (16,878)
      Income taxes payable and other liabilities           (9,741)      (18,652)
                                                         --------      --------
        Net cash used in operating activities             (35,974)      (37,984)
                                                         --------      --------

INVESTING ACTIVITIES:
  Additions to property, equipment and other assets        (3,901)       (9,096)
  Acquisitions                                                 --       (33,652)
                                                         --------      --------
    Net cash used in investing activities                  (3,901)      (42,748)
                                                         --------      --------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net             11,318         1,095
   Change in notes payable                                     --        28,140
   Other financing                                             --           (23)
                                                         --------      --------
      Net cash provided by financing activities            11,318        29,212
                                                         --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (28,557)      (51,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             43,329        52,122
                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 14,772      $    602
                                                         ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for
    Interest                                             $  2,726      $  2,241
                                                         ========      ========
    Income taxes                                         $    786      $ 14,203
                                                         ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories, apparel and travel products in the United States. As of May 4, 2002, the Company operated 757 retail stores located in 46 states, the District of Columbia, Guam, Puerto Rico and Canada, including 486 mall stores, 97 outlet stores and 30 airport locations under the Wilsons Leather format and 144 premium travel products and accessories stores under the El Portal, Bentley's Luggage and California Luggage Outlet names. The Company supplemented permanent mall stores with 281 seasonal stores during its peak selling season from October through January during the year ended February 2, 2002.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in its 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company's business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

     RECLASSIFICATIONS

     Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the fiscal 2002 financial statement presentation. These amounts had no effect on previously reported shareholders' equity or net income (loss).

     INVENTORIES

     The Company values its inventories, which consist primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis and approximated first-in, first-out (FIFO) cost as of May 4, 2002 and February 2, 2002. The cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of its inventories and its reported operating results.

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

                                                      Three Months  Three Months
                                                          Ended        Ended
                                                       May 4, 2002  May 5, 2001
                                                      ------------  ------------
     Net loss                                           $(14,677)     $(3,678)
                                                        ========      =======
     Weighted average common shares outstanding -
       basic                                              19,214       16,940
     Weighted average common shares outstanding -
       basic and diluted                                  19,214       16,940
                                                        --------      -------
     Basic and diluted net loss per common share        $  (0.76)     $ (0.22)
                                                        ========      =======

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on February 4, 2001, and the adoption did not have a material effect on the Company's financial position or results of operations.

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company. As a result and from that date forward, goodwill will no longer be amortized against earnings and goodwill balances will be subject to impairment review on at least an annual basis. The pro forma effect of cessation of goodwill amortization would have increased earnings from continuing operations for the first quarter of 2001 by $0.3 million or $0.01 per diluted common share.

     In connection with the transitional goodwill impairment evaluation, the Company must perform an assessment by August 3, 2002 to determine whether goodwill was impaired as of the effective date of SFAS No. 141 and SFAS No. 142. Any transitional impairment loss will be measured as of February 3, 2002 and reported as a first quarter 2002 cumulative effect of a change in accounting principle in the Company's statement of operations as soon as practicable but not later than February 1, 2003. The Company has not determined the impact of adopting SFAS No. 142 on its statement of operations and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. The Company applied this standard beginning in the first quarter of 2002 and did not expect the adoption to have a material impact on its financial position or its results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no impact on the Company's consolidated financial statements.

3.   ACQUISITIONS

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

     ALLOCATION OF THE PURCHASE PRICE (IN MILLIONS):
     Inventory                                                    $13.2
     Other current assets                                           2.6
     Property and equipment                                        11.8
     Goodwill and other assets, net                                25.4
                                                                  -----
              Total assets                                        $53.0

     Accounts payable                                              16.4
     Notes payable                                                 13.8
     Accrued taxes                                                  3.0
     Other current liabilities                                      2.0
                                                                  -----
              Total liabilities                                   $35.2

                   Total purchase price allocation                $17.8
                                                                  =====

     In conjunction with the acquisition, the Company decided to close certain stores and established a restructuring reserve of $1.5 million. As of May 4, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $0.4 million. The remaining closures of facilities are expected to be completed by the end of fiscal year 2002.

     On April 14, 2001, the Company acquired all of the outstanding shares of Bentley's Luggage Corp. (Bentley's), a specialty retailer of travel products and accessories, for approximately $34.3 million.

     ALLOCATION OF THE PURCHASE PRICE (IN MILLIONS):
     Inventory                                                    $18.2
     Other current assets                                           6.9
     Property and equipment                                        13.5
     Goodwill and other assets, net                                12.7
                                                                  -----
              Total assets                                        $51.3

     Accounts payable                                             $ 6.9
     Accrued expense                                               10.1
                                                                  -----
              Total liabilities                                   $17.0

                   Total purchase price allocation                $34.3
                                                                  =====

     In conjunction with the acquisition, the Company decided to close certain stores and facilities as well as terminate certain related employees and established a restructuring reserve of $4.0 million. The $4.0 million is comprised of costs associated with the closure of acquired facilities and termination of employees, which amounted to $2.6 million and $1.4 million, respectively. As of May 4, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $1.1 million. The remaining closures of facilities are expected to be completed by the end of fiscal year 2002.

     The following additional pro forma information presents the results of operations of the Company as if the acquisitions had been completed as of February 3, 2001 (in thousands, except per share amounts):

                                                                   Three months
                                                                       ended
                                                                    May 5, 2001
                                                                   ------------
     Revenue                                                         $133,725
     Net income (loss)                                                 (6,462)
     Net income (loss) per common share--basic and diluted           $  (0.38)

     Weighted average common shares outstanding--basic and diluted     16,940

     This unaudited pro-forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such date or project the Company's future results of operations.

4.   OTHER COMPREHENSIVE INCOME (LOSS)

     The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income (loss) consists of foreign currency translation adjustments. For the quarter ending May 4, 2002, there was no comprehensive income (loss). For the quarter ending May 5, 2001, there was other comprehensive loss of $21,000.

5.   LONG-TERM DEBT

     SENIOR NOTES

     On August 18, 1997, the Company issued $75.0 million of 11 1/4% Senior Notes due August 15, 2004 (the Senior Notes). Interest on the Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased $44.4 million of the Senior Notes in the years 1998 through 2000. As of May 4, 2002, the outstanding balance on the Senior Notes was $30.6 million.

     The Senior Notes are general unsecured obligations of the Company that rank senior in right of payment to all existing and future subordinated indebtedness of the Company, and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and that place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. At May 4, 2002, the Company was in compliance with all covenants of the Senior Notes.

     REVOLVING CREDIT AGREEMENT

     A syndicate of banks originally provided the Company with a $125.0 million revolving credit agreement (the Revolver) which extended through May 2002 and included an $85.0 million letter-of-credit subfacility as of January 29, 2000 (collectively referred to as the Senior Credit Facility). In October 2000, the Company amended the Senior Credit Facility to increase the Revolver to $165.0 million and also to add a $20.5 million seasonal over-advance for November 2000 only, with interest on the over-advance at 100 basis points over the Senior Credit Facility interest rate. This agreement was amended again on June 19, 2001 to increase the Revolver to $190 million, reduce and extend the seasonal over-advance to $15 million during July through October and to add a Term B promissory note of $25 million.

     On April 23, 2002, the Senior Credit Facility was amended again to decrease the borrowings to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The aggregate principal amount available for borrowing at any one time is based on defined levels of inventory and receivables reduced by outstanding and undrawn trade letters of credit and $10 million ($5 million during the months of August, September and October) as specified in the agreement. At May 4, 2002, there were no cash borrowings under the Revolver, and there were $15.3 million in letters of credit outstanding.

     The Term B note is collateralized by the Company's inventory and buildings and is due in June 2005. The Senior Credit Facility is collateralized by the Company's inventory, equipment and credit card receivables and expires in June 2005. Interest on cash borrowings under the Senior Credit Facility is at LIBOR plus 2.75%, the commercial paper rate plus 2.75%, or prime plus 1.50%. With respect to the Term B note, the interest rate is prime plus 4%, plus an additional 5% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month.

     The Senior Credit Facility contains restrictions and covenants which, among other things, restrict the ability of the Company to make capital expenditures; acquire or merge with another company; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on the 11 1/4% Senior Notes, except pursuant to a permitted refinancing; create liens or other encumbrances, and pay dividends or make other distributions. The Senior Credit Facility also requires the Company to maintain certain financial covenants. The aggregate principal amount available for borrowing at any one time is also subject to limitations based on credit card receivables and the value of inventories as if sold on a going-out-of-business basis, as specified in the agreement. At May 4, 2002, the Company was in compliance with all covenants of the Senior Credit Facility.

     The Senior Credit facility contains a requirement that the Company either amend, refund, renew, extend or refinance the outstanding 11 1/4% Senior Notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005.

     The terms of the Senior Credit Facility prohibited the Company from borrowing additional funds, other than letters of credit, until it had received $10 million in net proceeds from certain permitted financings. On April 12, 2002, the Company received approximately $1.0 million in net proceeds, which was applied to the $10 million financing requirement, from the exercise of an option for 100,000 shares of common stock granted to an institutional purchaser. On April 30, 2002, the Company received $9.9 million, which was also applied to the $10.0 million financing requirement, from the private placement of 900,000 shares of its common stock at a purchase price of $11.00 per share. This fulfilled the requirements of the Senior Credit Facility and allows immediate access to the credit line as needed.

6.   SUBSEQUENT EVENTS

     In May 2002, the Company internally communicated the closing of the El Portal headquarters in Las Vegas, Nevada, which will reduce the administrative overhead associated with the Company's travel concept and will result in a second quarter pretax charge of $2.4 million. The charge would be taken to cover the one-time costs of reducing excess administrative capacity and is expected to be completed by August 1, 2002.

     In June 2002, the purchasers in the April 30, 2002 private placement of the Company's common stock exercised the option under the stock purchase agreement relating to the placement to purchase an additional 100,000 shares, which sale was completed on June 13, 2002, for net proceeds of approximately $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations of Wilsons The Leather Experts Inc. and our wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K.

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

     At May 4, 2002, we operated a total of 757 stores located in 46 states, the District of Columbia, Guam, Puerto Rico and Canada. Our Wilsons Leather concept included 486 mall stores, 97 outlet stores and 30 airport locations and our travel concept included 144 El Portal, Bentley's Luggage and California Leather Outlet stores. Each year we supplement our permanent stores with temporary holiday stores during our peak holiday season, which totaled 281 in 2001. Our Wilsons Leather mall stores average approximately 2,100 square feet and feature a large assortment of both classic and fashion-forward leather outerwear, apparel and accessories. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 3,200 square feet, and offer a combination of clearance-priced merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 square feet, feature travel products as well as leather accessories, and provide us the opportunity to showcase our products and the WILSONS LEATHER brand to millions of potential customers each year in some of the world's busiest airports. Our proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons Leather(TM), are positioned to appeal to identified customer lifestyle segments.

     Through our acquisitions of Bentley's Luggage Corp. ("Bentley's Luggage") and the El Portal Group, Inc. ("El Portal"), we created the leading specialty retail chain of travel products and accessories in the United States. At May 4, 2002, we operated 144 premium travel products and accessories stores in 25 states, Puerto Rico and Guam under the El Portal, Bentley's Luggage, and California Luggage Outlet names. Our travel stores average approximately 2,600 square feet and feature premium nationally branded merchandise, including Tumi(R), Hartmann(R), Swiss Army(R), Travelpro(R), Kenneth Cole(R), Brighton(R), Dooney & Bourke(R), Zero Halliburton(R) and Samsonite(R), as well as our growing assortment of private labels, including El Portal(R), Signature(TM), Bentley's Luggage(TM) and Priorities(TM).

     Comparable store sales decreased 10.3% in the three months ended May 4, 2002, compared to an increase of 2.1% in the same period of the prior year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

     CRITICAL ACCOUNTING POLICIES

     We consider our critical accounting policies to be those related to inventories, recorded goodwill, and property and equipment impairment as discussed in the section with this title in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appears on page 24 of our Annual Report on Form 10-K for the year ended February 2, 2002. No material changes occurred to these policies in the periods covered by this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 4, 2002 COMPARED TO THE THREE MONTHS ENDED MAY 5, 2001

     Net sales increased 1.5% to $119.3 million in 2002 from $117.5 million in 2001. This increase reflects additional sales from our travel-related stores, offset by a 10.3% decline in comparable store sales during the quarter.

     We opened six stores and closed 18 stores in the first quarter ended May 4, 2002, compared to opening 23 stores, acquiring 106 stores with the acquisition of Bentley's Luggage, and closing nine stores in the first quarter ended May 5, 2001. Included in the six stores opened in the first quarter of 2002 are one mall, three outlet and two travel stores. As of May 4, 2002, Wilsons Leather operated 757 stores compared to 731 stores at May 5, 2001.

     Cost of goods sold, buying and occupancy costs for the first quarter of 2002 were 79.4% of net sales, or $94.7 million, compared to 69.7% of sales, or $81.8 million, for the same period a year ago. The increase of 9.7 points as a percentage of net sales is related to a decrease in gross margin and an increase in occupancy and buying costs. Gross margin net of occupancy and buying costs decreased by 4.2% of net sales for the quarter as compared to last year due primarily to decreased sales of higher margin fashion merchandise and higher markdowns as a result of higher levels of clearance merchandise at the beginning of the quarter. Our inventories are valued under the retail inventory method on the LIFO basis. The difference in inventories between LIFO and the FIFO method was not material as of May 4, 2002 and February 2, 2002. Buying and occupancy costs increased by 5.6% of net sales over the prior year due to the 3.6% increase in the number of open stores in 2002 versus 2001.

     Selling, general and administrative expenses for the first quarter of 2002 were 35.6% of net sales, or $42.4 million, compared to 31.2% of net sales, or $36.7 million, for the same period last year. The increase of $5.7 million was due mainly to payroll expense associated with the operation of an additional 26 stores during the first quarter of 2002 as compared to the same period last year, as a result of the acquisition of the Bentley's Luggage stores in the last two weeks of the first quarter of 2001.

     Depreciation and amortization expense increased to $5.0 million from $4.3 million last year, and increased as a percentage of net sales to 4.2% from 3.7%. The increase in depreciation and amortization resulted primarily from capital expenditures for new store construction, the Bentley's Luggage stores acquisition and the renovation of existing stores.

     Net interest expense was $1.7 million for the first quarter of 2002 as compared to $0.8 million during the same period last year due to the $25 million in new term debt from the acquisition of Bentley's Luggage.

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

     Our future capital requirements depend on the sustained demand for both our leather and travel products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, and interruption in the operation of corporate offices and distribution centers, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits and mall traffic, causing us to delay or slow our expansion plans and has resulted in lower net sales than expected on a quarterly and annual basis.

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

     General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

     o 65% of net inventories of the type that we sold before the acquisitions of El Portal and Bentley's Luggage, which increases to 70% during the months of August, September and October, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation;

     o plus 55% of net inventories of the type traditionally sold by El Portal and Bentley's Luggage, which increases to 65% during the months of August, September and October, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation;

     o plus 60% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

     o    plus 85% of credit card receivables; and

     o minus $10 million ($5 million during the months of August, September and October).

     In addition, borrowings under the senior credit facility are subject to the further limitations that:

     o the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis; and

     o the total borrowings cannot exceed the sum of 85% of the book value of credit card receivables, plus 95% (100% during August, September and October) of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis.

     As of May 4, 2002, we had no borrowings under the senior credit facility, except for the Term B promissory note, and we had $15.3 million in outstanding letters of credit. The terms of the senior credit facility prohibited us from borrowing additional funds, other than letters of credit, until we had received $10 million in net proceeds from certain permitted financings. On April 12, 2002, we received approximately $1.0 million in net proceeds, which was applied to the $10 million financing requirement, from the exercise of an option for 100,000 shares of common stock granted to an institutional purchaser. On April 30, 2002, we received $9.9 million, which was also applied to the $10.0 million financing requirement, from the private placement of 900,000 shares of our common stock at a purchase price of $11.00 per share. This fulfilled the requirements of the Senior Credit Facility, allowing immediate access to our credit line as needed.

     Interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 2.75%, the commercial paper rate plus 2.75% or the "prime" rate plus 1.50%. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the "prime" rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 2% prepayment fee if prepaid on or after July 1, 2002 but on or prior to November 30, 2003, and a 1% prepayment fee thereafter. The Term B promissory note is prepayable on or after July 1, 2002 only with the consent of the senior lenders under the senior credit facility.

     The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11 1/4% senior notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. We are currently in compliance with all covenants under the recently amended senior credit facility.

     The senior credit facility also contains a requirement that we either amend, refund, renew, extend or refinance the outstanding 11 1/4% senior notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. The terms of any refunded, renewed, extended or refinanced notes cannot be more burdensome than the terms of the 11 1/4% senior notes and the rate of interest with respect to any such notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, refinancing or extension plus 7% per annum.

     We plan to use the senior credit facility for our immediate and future working capital needs. Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We are also currently evaluating opportunities to access the capital markets to replenish working capital depleted in previous acquisitions, as well as finance our other capital needs. We believe that borrowing capacity under the senior credit facility, together with current and anticipated cash flow from operations, will be adequate to meet our working capital and capital expenditure requirements during the term of the senior credit facility, provided that we either amend, refund, renew, extend or refinance the outstanding 11 1/4% senior notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005.

     On August 18, 1997, we completed a private offering of $75 million of 11 1/4% senior notes due 2004, referred to above, to certain institutional buyers. Interest on the 11 1/4% senior notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% senior notes mature on August 15, 2004. The indenture governing the 11 1/4% senior notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The 11 1/4% senior notes are callable subsequent to August 15, 2001, at a defined premium. The 11 1/4% senior notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. During the years 1998-2000, we repurchased $44.4 million of our 11 1/4% senior notes. As of May 4, 2002, we had $30.6 million of 11 1/4% senior notes outstanding.

     On October 31, 2000, we acquired El Portal, a specialty retailer of premium travel products and accessories, for approximately $17.8 million. The acquisition was funded with cash from working capital and our senior credit facility. On April 13, 2001, we acquired Bentley's Luggage, a specialty retailer of travel products and accessories, for $34.3 million. The acquisition was funded with cash from working capital and our senior credit facility.

     During the third quarter of 2001, we completed the offering of unsecured short-term promissory notes in the principal amount of $20.0 million at an interest rate of 7.9%, which matured on January 15, 2002. The notes were paid in full at maturity.

     In January 2002, we sold 1,900,000 shares of common stock to an institutional investor in a private placement for a price of $11.00 per share for net proceeds of approximately $20.0 million. In April 2002, affiliates of the institutional investor exercised the option to purchase 100,000 shares of our common stock at a purchase price of $11.00 per share, which sale was completed on April 12, 2002 for net proceeds of approximately $1.0 million.

     On April 30, 2002, we sold 900,000 shares of our common stock in a private placement at a purchase price of $11.00 per share, for net proceeds of approximately $9.9 million. The stock purchase agreement provided that the investors may purchase an additional 100,000 shares of common stock at $11.00 per share at any time within 75 days after the closing of the initial sale. On June 10, 2002, the purchasers in the April placement exercised the option, which sale was completed on June 13, 2002, for net proceeds of approximately $1.1 million.

     CASH FLOW ANALYSIS

     Operating activities for the three months ended May 4, 2002 resulted in cash used of $36.0 million compared to cash used of $38.0 million in the corresponding period of 2001. We had a net loss of $14.7 million in 2002, primarily as a result of increased expenses from the Bentley's Luggage acquisition. Additionally, in 2002 there was a $17.2 million decrease in inventories, a $30.5 million decrease in accounts payable and accrued expenses, a $9.7 million decrease in taxes payable, a $5.2 million increase in prepaid expenses and $6.9 million in cash provided by depreciation, amortization and other operating activities.

     Changes in certain balance sheet accounts between February 2, 2002, and May 4, 2002, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of our operations.

     Investing activities for the three months ended May 4, 2002 were comprised of $3.9 million in capital expenditures and additions to other assets used primarily for the construction of new stores, the renovation of and improvements to existing stores, and the implementation of certain new information systems. Capital expenditures and additions to other assets for the same period last year totaled $9.1 million. In addition, for 2001 $34.3 million was used for the acquisition of Bentley's Luggage. For 2002, we expect capital expenditures to be approximately $10.0 million.

     Cash provided by financing activities for the three months ended May 4, 2002 was $11.3 million from the issuance of common stock and exercise of stock options. Cash provided by financing activities for the same period last year was $28.1 million from the issuance of notes, which was used mainly for the acquisition of Bentley's Luggage and $1.1 million from the issuance of common stock and exercise of stock options.

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

     We do not believe that inflation has had a material effect on the results of operations during the past three years, however, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings, and long-term debt obligations. We do not use derivative financial instruments in our available for sale securities. We are averse to principal loss and ensure the safety and preservation of our investments by limiting default risk and market risk.

     We mitigate default risk by investing in high quality credit securities. Market risk is limited by including only securities with active markets in our portfolio. All short-term investments mature within one year.

     At May 4, 2002, we had cash and cash equivalents totaling $14.8 million. The effect of a 100 basis point change in interest rates would have had an estimated $0.1 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

     Our senior credit facility carries interest rate risk that is generally related to either LIBOR, commercial paper rates or the prime rate. The Term B promissory note also has a fluctuating interest rate. If any of those rates were to change while we were borrowing under the facility or while we had an outstanding balance on the Term B promissory note, interest expense would increase or decrease accordingly. As of May 4, 2002, there were no borrowings under the senior credit facility, $15.3 million in outstanding letters of credit, and $25.0 million outstanding under the Term B promissory note.

     We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At May 4, 2002, we had fixed rate debt of $30.6 million maturing in August 2004.

                          ----------------------------

     Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: economic downturns; changes in customer shopping patterns; unseasonable weather; risks associated with our debt service; risks associated with future growth; failure of results of operations to meet expectations of research analysts; change in consumer preferences and fashion trends away from leather; seasonality of the business; risks associated with foreign sourcing and international business; disruptions in product supplies to our travel stores; decreased availability and increased cost of leather; competition in our markets; loss of key members of our management team; reliance on third parties for maintaining our management information systems; concentration of our common stock; anti-takeover effects of classified board provisions in our articles of incorporation and by-laws; volatility of our common stock; war, acts of terrorism or the threat of either; and interruption in the operation of corporate offices and distribution centers. Certain of these risk factors are more fully discussed in the Company's 2001 Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I., Item 2., of the document for a description of limitations upon the payment of dividends.

     Recent Sales of Unregistered Securities

     On April 8, 2002, affiliates of the institutional purchasers in the January 2002 placement exercised the option under the stock purchase agreement to purchase an additional 100,000 shares of our common stock for an aggregate purchase price of $1.1 million, which sale was completed on April 12, 2002 for net proceeds of approximately $1.0 million.

     On April 30, 2002, we sold 900,000 shares of common stock in a private placement at a purchase price of $11.00 per share, for net proceeds of $9.9 million, to Copwell Holdings LTD and Flying Colours Profits Ltd. The stock purchase agreement provided that the investors may purchase an additional 100,000 shares of common stock at $11.00 per share at any time within 75 days after the closing of the initial sale.

         Because these sales of shares were made to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"), we believe they are exempt from the registration requirements of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          EXHIBIT     DESCRIPTION

          3.1 Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000 and May 23, 2002.

          3.2 Restated Bylaws of Wilsons The Leather Experts Inc., as amended June 16, 1998, January 25, 2000 and May 23, 2002.

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

          4.6 Registration Rights Agreement dated as of January 10, 2002, by and among the Company and the investors signatory thereto.

          4.7 Registration Rights Agreement dated as of April 24, 2002, by and among the Company and the investors signatory thereto.

          10.1 Fourth Amended and Restated Credit Agreement dated as of April 23, 2002 among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, GECC Capital Markets Group, Inc., as Lead Arranger, The CIT Group/Business Credit, Inc., as Lender and Documentation Agent and Wells Fargo Retail Finance LLC, as Lender and Syndication Agent.

          10.2 Reaffirmation of Guaranty dated as of April 23, 2002 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.

          10.3 Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Financing Statement dated as of April 23, 2002 by Bermans The Leather Experts Inc. in favor of General Electric Capital Corporation as Agent for Lenders.

          10.4 Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of April 23, 2002, by Bentley's Luggage Corp. in favor of General Electric Capital Corporation as Agent for Lenders.

          10.5 Wilsons The Leather Experts Inc. Amended Executive and Key Management Incentive Plan, as amended May 23, 2002.


     B. Exhibits and Reports on Form 8-K: The Company filed two reports on Form 8-K during the first quarter ended May 4, 2002, as follows:

          Form 8-K filed May 3, 2002, announcing the sale in a private placement of 900,000 shares of newly issued common stock to two investors.

          Form 8-K filed May 15, 2002, announcing that the Company had discontinued the engagement of Arthur Andersen LLP and engaged KPMG LLP as the Company's independent accountants.

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

Date:    June 18, 2002

                                INDEX TO EXHIBITS

Exhibit No.          Description                                                       Method of Filing
-----------          -----------                                                       ----------------
3.1                  Amended and Restated Articles of Incorporation of Wilsons The
                     Leather Experts Inc. adopted June 16, 1998, as amended by the
                     Articles of Amendment dated February 17, 2000 and May 23, 2002    Electronic Transmission

3.2                  Restated Bylaws of Wilsons The Leather Experts Inc., as
                     amended June 16, 1998, January 25, 2000 and May 23, 2002 ......   Electronic Transmission

4.1                  Specimen of Common Stock Certificate. (1) .....................   Incorporated by Reference

4.2                  Indenture dated as of August 18, 1997 by and among Wilsons The
                     Leather Experts Inc., the other corporations listed
                     on the signature pages thereof, and Norwest Bank Minnesota,
                     National Association, including specimen Certificate of 11 1/4%
                     Series A Senior Notes due 2004 and specimen Certificate of
                     11 1/4% Series B Senior Notes due 2004. (2) ...................   Incorporated by Reference

4.3                  Purchase Agreement dated as of August 14, 1997 by and among
                     Wilsons The Leather Experts Inc., the Subsidiary Guarantors
                     party thereto and BancAmerica Securities, Inc. (3) ............   Incorporated by Reference

4.4                  Registration Rights Agreement dated as of May 25, 1996 by
                     and among CVS New York, Inc., Wilsons The Leather Experts
                     Inc., the Managers listed on the signature pages thereto,
                     Leather Investors Limited Partnership I and the Partners
                     listed on the signature pages thereto. (4) ....................   Incorporated by Reference

4.5                  Amendment to Registration Rights Agreement dated as of
                     August 12, 1999 by and among Wilsons The Leather Experts Inc.
                     and the Shareholders listed on the attachments thereto. (5)....   Incorporated by Reference

4.6                  Registration Rights Agreement dated as of January 10, 2002, by and among the Company and the investors signatory
                     thereto. (5) ..................................................   Incorporated by Reference

4.7                  Registration Rights Agreement dated as of April 24, 2002, by
                     and among the Company and the investors signatory thereto. (4)    Incorporated by Reference

10.1                 Fourth Amended and Restated Credit Agreement dated as of
                     April 23, 2002 among Wilsons Leather Holdings Inc., as
                     Borrower, the Lenders signatory thereto from time to time, as
                     Lenders, General Electric Capital Corporation, as Agent,
                     Lender, Term Lender and Swing Line Lender, GECC Capital
                     Markets Group, Inc., as Lead Arranger, The CIT Group/Business
                     Credit, Inc., as Lender and Documentation Agent and Wells
                     Fargo Retail Finance LLC, as Lender and Syndication Agent......   Electronic Transmission

10.2                 Reaffirmation of Guaranty dated as of April 23, 2002 by
                     Wilsons The Leather Experts Inc., Wilsons Center, Inc.,
                     Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the
                     Store Guarantors listed on the signature pages thereto in
                     favor of General Electric Capital Corporation as Agent for
                     Lenders. ......................................................    Electronic Transmission

10.3                 Amendment No. 1 to Mortgage, Security Agreement, Assignment
                     of Leases and Rents and Financing Statement dated as of April
                     23, 2002 by Bermans The Leather Experts Inc. in favor of
                     General Electric Capital Corporation as Agent for Lenders. ....   Electronic Transmission

10.4                 Amendment No. 1 to Mortgage, Security Agreement, Assignment
                     of Leases and Rents, Financing Statement and Fixture Filing
                     dated as of April 23, 2002, by Bentley's Luggage Corp. in
                     favor of General Electric Capital Corporation as Agent for
                     Lenders........................................................   Electronic Transmission

10.5                 Wilsons The Leather Experts Inc. Amended Executive and Key
                     Management Incentive Plan, as amended May 23, 2002.............   Electronic Transmission



(1) Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(2) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(3) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997 filed with the Commission.

(4) Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(5) Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2002.

(6) Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on May 3, 2002.