Form 10-Q
period 2002-08-03
WILSONS THE LEATHER EXPERTS INC
filed 2002-09-16
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 3, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of September 3, 2002, there were 20,383,081 shares of common stock, $0.01 par value per share, outstanding.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of August 3, 2002 and
              February 2, 2002                                               3

              Consolidated Statements of Operations for the
              three months ended August 3, 2002 and August 4, 2001           4

              Consolidated Statements of Operations for the year to date
              period ended August 3, 2002 and August 4, 2001                 5

              Consolidated Statements of Cash Flows for the year to date
              period ended August 3, 2002 and August 4, 2001                 6

              Notes to Consolidated Financial Statements                     7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    27

     Item 4.  Controls and Procedures                                       27

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities                                         29

     Item 4.  Submission of Matters to a Vote of Security Holders           29

     Item 6.  Exhibits and Reports on Form 8-K                              30

     Signature                                                              32

     Certifications                                                         33

     Index to Exhibits                                                      34

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               AUGUST 3,    FEBRUARY 2,
                                     ASSETS                                      2002          2002*
                                     ------                                    ---------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $     63      $ 43,329
  Accounts receivable, net                                                        5,841        10,255
  Inventories                                                                   154,076       128,555
  Prepaid expenses and other current assets                                      13,849         4,450
  Refundable income taxes                                                        10,489           --
                                                                               --------      --------
    Total current assets                                                        184,318       186,589


Property and equipment, net                                                     101,297       109,827
Goodwill and other assets, net                                                    3,521        28,772
Deferred taxes                                                                   11,249         3,584
                                                                               --------      --------
    Total assets                                                               $300,385      $328,772
                                                                               ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                             $ 32,414      $ 38,685
  Accrued expenses                                                               24,907        33,572
  Notes payable                                                                  45,620           --
  Income taxes payable                                                              --         11,824
  Deferred income taxes                                                           2,694         1,974
                                                                               --------      --------
    Total current liabilities                                                   105,635        86,055

Long-term debt                                                                   50,895        55,590
Other long-term liabilities                                                      14,442         4,360
                                                                               --------      --------
    Total liabilities                                                           170,972       146,005
                                                                               --------      --------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 150,000,000 shares authorized, 20,382,931 and 19,204,545 shares issued and outstanding on August 3, 2002 and
    February 2, 2002, respectively                                                  204           192
  Additional paid-in capital                                                     98,629        85,896
  Retained earnings                                                              31,591        97,952
  Unearned compensation                                                            (981)       (1,243)
  Cumulative other comprehensive income (loss)                                      (30)          (30)
                                                                               --------      --------
    Total shareholders' equity                                                  129,413       182,767
                                                                               --------      --------
    Total liabilities and shareholders' equity                                 $300,385      $328,772
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                           ---------------------------------
                                                           AUGUST 3, 2002     AUGUST 4, 2001
                                                           --------------     --------------
NET SALES                                                     $ 89,382           $ 94,165
   Cost of goods sold, buying and occupancy costs               83,446             84,039
                                                              --------           --------
      Gross margin                                               5,936             10,126

   Selling, general and administrative expenses                 43,742             40,556
   Depreciation and amortization                                 4,882              5,460
                                                              --------           --------
      Loss from operations                                     (42,688)           (35,890)
   Interest expense, net                                         2,374              2,103
                                                              --------           --------
      Loss before income taxes                                 (45,062)           (37,993)
   Income tax benefit                                          (18,025)           (15,197)
                                                              --------           --------
      Net loss                                                $(27,037)          $(22,796)
                                                              ========           ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
   Net loss per common share - basic and diluted              $  (1.33)          $  (1.32)
                                                              ========           ========

Weighted average common shares outstanding                      20,267             17,210
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             YEAR TO DATE PERIOD ENDED
                                                           -------------------------------
                                                           AUGUST 3,             AUGUST 4,
                                                              2002                  2001
                                                           ---------             ---------
NET SALES                                                  $208,643              $211,642
    Cost of goods sold, buying and occupancy costs          178,100               165,866
                                                           --------              --------
       Gross margin                                          30,543                45,776

    Selling, general and administrative expenses             86,141                77,241
    Depreciation and amortization                             9,848                 9,793
                                                           --------              --------
       Loss from operations                                 (65,446)              (41,258)
    Interest expense, net                                     4,078                 2,865
                                                           --------              --------
       Loss before income taxes                             (69,524)              (44,123)
    Income tax benefit                                      (27,809)              (17,649)
                                                           --------              --------
    Loss before cumulative effect of
       change in accounting principle                       (41,715)              (26,474)
    Cumulative effect of change
       in accounting principle, net of tax                  (24,567)                  --
                                                           --------              --------
       Net loss                                            $(66,282)             $(26,474)
                                                           ========              ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
    Loss before cumulative effect of
       change in accounting principle                      $  (2.11)             $  (1.55)
    Cumulative effect of change
       in accounting principle, net of tax                    (1.25)                  --
                                                           --------              --------
    Net loss per common share - basic and diluted          $  (3.36)             $  (1.55)
                                                           ========              ========

Weighted average common shares
    outstanding                                              19,742                17,092
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 YEAR TO DATE PERIOD ENDED
                                                                            -----------------------------------
                                                                             AUGUST 3, 2002      AUGUST 4, 2001
                                                                            -----------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                    $(66,282)            $(26,474)
   Adjustments to reconcile net loss to net cash used in
      operating activities-
      Cumulative effect of change in accounting principle                        24,567                  --
      Depreciation                                                                9,827                8,759
      Amortization                                                                   21                1,034
      Amortization of deferred financing costs                                      491                  314
      Loss on disposal of assets                                                  1,132                  250
      Restricted stock compensation expense                                         190                  131
      Deferred income taxes                                                      (5,217)               2,936
      Changes in operating assets and liabilities:
         Accounts receivable, net                                                 4,414               (2,269)
         Inventories                                                            (25,521)             (36,981)
         Prepaid expenses                                                        (9,400)              (2,927)
         Refundable income taxes                                                (10,489)                 --
         Accounts payable and accrued expenses                                  (15,565)             (25,777)
         Income taxes payable and other liabilities                             (10,376)             (34,388)
                                                                               --------             --------
            Net cash used in operating activities                              (102,208)            (115,392)
                                                                               --------             --------
INVESTING ACTIVITIES:
   Additions to property and equipment                                           (5,552)             (20,451)
   Net proceeds from sale leaseback                                              12,546                  --
   Changes in other assets                                                         (179)                 --
   Acquisitions                                                                     --               (33,452)
                                                                               --------             --------
      Net cash provided by (used in) investing activities                         6,815              (53,903)
                                                                               --------             --------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                   12,656                2,027
   Changes in notes payable                                                      40,000               86,200
   Checks written in excess of cash balance                                       5,575                5,173
   Debt acquisition costs                                                        (1,454)              (1,422)
   Additions to long-term debt                                                      150               25,000
   Payments of long-term debt                                                    (4,800)                 --
   Other financing                                                                  --                     6
                                                                               --------             --------
      Net cash provided by financing activities                                  52,127              116,984
                                                                               --------             --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (43,266)             (52,311)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   43,329               52,311
                                                                               --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     63             $    --
                                                                               ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest                                                                 $  3,586             $  4,261
                                                                               ========             ========
      Income taxes                                                             $  1,581             $ 14,362
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

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories, apparel and travel products in the United States. As of August 3, 2002, the Company operated 756 permanent retail stores located in 46 states, the District of Columbia, Puerto Rico and Canada, including 489 mall stores, 101 outlet stores and 27 airport locations under the Wilsons Leather format and 139 premium travel products and accessories stores in 25 states under the El Portal, Bentley's Luggage and California Luggage Outlet names. The Company supplemented permanent mall stores with 281 seasonal stores during its peak selling season from October through January during the year ended February 2, 2002 and plans to open 325-350 seasonal stores this fiscal year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include all accounts of Wilsons Leather and its wholly owned subsidiaries. All material inter-company balances and transactions between the entities have been eliminated in consolidation.

     Wilsons Leather operates in two segments: (1) selling leather outerwear, apparel, and accessories under its Wilsons Leather format (Wilsons) and (2) selling travel-related products at its El Portal, Bentley's Luggage and California Luggage Outlet stores (Travel). The Company's chief operating decision-maker evaluates revenue and profitability performance for both Wilsons and Travel to make operating and strategic decisions.

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

     INVENTORIES

     The Company values its inventories, which consist primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis which approximated first-in, first-out (FIFO) cost as of August 3, 2002 and February 2, 2002. The cost includes the cost of merchandise and freight. A periodic review of inventory on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of its inventories and its reported operating results.

     REVENUE RECOGNITION

     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in costs of goods sold, buying and occupancy costs. Revenue for gift certificate sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board (FOB) destination.

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

                                                     Three Months  Three Months  Year to Date  Year to Date
                                                         Ended         Ended     Period Ended  Period Ended
                                                       August 3,     August 4,     August 3,     August 4,
                                                         2002          2001          2002          2001
                                                       ----------  ------------  --------------------------
Net loss                                               $(27,037)     $(22,796)     $(66,282)     $(26,474)
                                                       ========      ========      ========      ========

Weighted average common shares outstanding - basic       20,267        17,210        19,742        17,092
Weighted average common shares outstanding - basic
  and diluted                                            20,267        17,210        19,742        17,092
                                                       --------      --------      --------      --------
Basic and diluted net loss per common share            $  (1.33)     $  (1.32)     $  (3.36)     $  (1.55)
                                                       ========      ========      ========      ========

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company. As a result and from that date forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis.

     Under the transitional provisions of SFAS No. 142, the Company's goodwill related to the travel stores was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below an operating segment. For purposes of our company, reporting units are defined as Wilsons and Travel. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, "guideline company" (comparable companies) and similar transaction methods. As a result of the Company's impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel segment by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the cumulative effect of this accounting change was reported in the Company's statement of operations net of a $1.7 million tax benefit.

     GOODWILL

     A summary of changes in goodwill during 2002 by reportable operating segment is as follows (in thousands):

                 February 3,                    August 3,
                   2002         Impairment        2002
                 -----------    ----------      ---------
Wilsons           $   179        $    --          $179
Travel             26,294         (26,294)/1/      --
                  -------        --------         ----
Total             $26,473        $(26,294)        $179
                  =======        ========         ====
1    Represents cumulative effect of adoption of SFAS No. 142.

     Wilsons Leather's adoption of SFAS No. 142 eliminates the amortization of goodwill beginning in the first quarter of 2002. The following table adjusts net loss and net loss per share for the adoption of SFAS No. 142 (in thousands):

                                                                  Three Months Ended
                                                         August 3, 2002     August 4, 2001
                                                         --------------     --------------
Reported net loss                                           $(27,037)          $(22,796)
Add back:
   Goodwill amortization                                         --                 586
                                                            --------           --------
Adjusted net loss                                           $(27,037)          $(22,210)
                                                            ========           ========

BASIC AND DILUTED LOSS PER SHARE:
   Reported net loss                                        $  (1.33)          $  (1.32)
   Add back:
      Goodwill amortization                                      --                0.03
                                                            --------           --------
   Adjusted net loss per share                              $  (1.33)          $  (1.29)
                                                            ========           ========

                                                             Year to Date Period Ended
                                                         August 3, 2002     August 4, 2001
                                                         --------------     --------------
Reported net loss                                           $(66,282)          $(26,474)
Add back:
   Goodwill amortization                                         --                 895
   Cumulative effect of accounting change                     24,567                --
                                                            --------           --------
Adjusted net loss                                           $(41,715)          $(25,579)
                                                            ========           ========

BASIC AND DILUTED LOSS PER SHARE:
   Reported net loss                                        $  (3.36)          $  (1.55)
   Add back:
      Goodwill amortization                                      --                0.05
      Cumulative effect of accounting change                    1.25                --
                                                            --------           --------
   Adjusted net loss per share                              $  (2.11)          $  (1.50)
                                                            ========           ========

     OTHER INTANGIBLES

     Information regarding the Company's other intangible assets are as follows (in thousands):

                                                As of August 3, 2002
                                      --------------------------------------
                                      Carrying       Accumulated    Net Book
                                       Amount       Amortization      Value
                                      --------      ------------    --------
             Trademarks                $ 10              $ 3          $  7
             Other intangibles          325               56           269
                                       ----              ---          ----
                                       $335              $59          $276
                                       ====              ===          ====

     Amortization expense for the three months and six months ended August 3, 2002 was (in thousands) $12 and $20, respectively.

     Estimated amortization expense for each of the five succeeding fiscal years, based on the intangible assets as of August 3, 2002, is as follows (in thousands):

                       Fiscal Year   Estimated Expense
                       -----------   -----------------
                           2002             $42
                           2003             $43
                           2004             $42
                           2005             $30
                           2006             $30


     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. The Company applied this standard beginning in the first quarter of 2002 and it did not have a material impact on its financial position or its results of operations.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability recognition for Certain employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet determined what impact, if any, this statement will have on the Company's consolidated financial statements.


3.   ACQUISITIONS

     The following acquisitions were accounted for as purchases. The purchase prices assigned to the net assets acquired were based on the fair value of such assets and liabilities at the respective acquisition dates. Due to the implementation of SFAS No. 142, as discussed in Note 2, the Company has written off all of its goodwill related to these acquisitions. Tangible net assets acquired include accounts receivable, inventories, prepaid expenses, other current assets and fixed assets. Liabilities assumed principally include accounts payable and accrued expenses. The operating results of these acquired companies have been included in the consolidated statements of operations from the dates of acquisition.

     On October 31, 2000, the Company acquired all of the outstanding common shares of the El Portal Group, Inc. (El Portal), a specialty retailer of premium travel products and accessories, for approximately $17.8 million, including transaction costs.

        ALLOCATION OF THE PURCHASE PRICE (IN MILLIONS):
        Inventory                                                 $13.2
        Other current assets                                        2.6
        Property and equipment                                     11.8
        Goodwill and other assets, net                             25.4
                                                                  -----
                 Total assets                                     $53.0
                                                                  =====

        Accounts payable                                          $16.4
        Notes payable                                              13.8
        Accrued taxes                                               3.0
        Other current liabilities                                   2.0
                                                                  -----
                 Total liabilities                                $35.2
                                                                  -----
                      Total purchase price allocation             $17.8
                                                                  =====

     In conjunction with the acquisition, the Company decided to close certain stores and established a restructuring reserve of $1.5 million at the time of acquisition. As of August 3, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition approximated $0.1 million. The remaining closures of facilities are expected to be completed by the end of fiscal year 2002.

     On April 14, 2001, the Company acquired all of the outstanding shares of Bentley's Luggage Corp. (Bentley's), a specialty retailer of travel products and accessories, for approximately $34.3 million, including transaction costs.

       ALLOCATION OF THE PURCHASE PRICE (IN MILLIONS):
        Inventory                                                 $18.2
        Other current assets                                        6.9
        Property and equipment                                     13.5
        Goodwill and other assets, net                             12.7
                                                                  -----
                 Total assets                                     $51.3
                                                                  =====

        Accounts payable                                          $ 6.9
        Accrued expense                                            10.1
                                                                  -----
                 Total liabilities                                $17.0
                                                                  -----
                      Total purchase price allocation             $34.3
                                                                  =====

     In conjunction with the acquisition, the Company decided to close certain stores and facilities as well as terminate certain related employees and established a restructuring reserve of $4.0 million at the time of acquisition. The $4.0 million is comprised of costs associated with the closure of acquired facilities and termination of employees, which amounted to $2.6 million and $1.4 million, respectively. As of August 3, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition approximated $1.0 million. The remaining balance relates to closures of facilities that are expected to be completed by the end of fiscal year 2002.

     The following additional pro forma information presents the results of operations of the Company as if the acquisitions had been completed as of February 3, 2001 (in thousands, except per share amounts):

                                                       Year to Date Period Ended
                                                            August 4, 2001
                                                       -------------------------

      Revenue                                                    $227,890
      Net loss                                                   $(28,859)
      Net loss per common share--basic and diluted               $  (1.69)

      Weighted average common shares outstanding--
        basic and diluted                                          17,092



     This unaudited pro-forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such date or project the Company's future results of operations.

4.   OTHER COMPREHENSIVE INCOME (LOSS)

     The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income (loss) consists of foreign currency translation adjustments. For the quarter ending August 3, 2002, there was other comprehensive loss of $30,000. For the quarter ending August 4, 2001, there was other comprehensive income of $28,000.

NOTE 4.  COMPREHENSIVE LOSS

                                                                    YEAR TO DATE
                                          THREE MONTHS ENDED        PERIOD ENDED
(In thousands)                           AUGUST 3,   AUGUST 4,   AUGUST 3,  AUGUST 4,
                                            2002        2001       2002        2001
                                         ---------   ---------   ---------  ---------
Net loss                                 $(27,037)   $(22,796)   $(66,282)  $(26,474)
Foreign currency translation
   adjustment                                 --           20         --          (1)
                                         --------    --------    --------   --------
Comprehensive loss                       $(27,037)   $(22,776)   $(66,282)  $(26,475)
                                         ========    ========    ========   ========

5.   LONG-TERM DEBT

     SENIOR NOTES

     On August 18, 1997, the Company issued $75.0 million of 11 1/4% Senior Notes due August 15, 2004 (the Senior Notes). Interest on the Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased $44.4 million of the Senior Notes in the years 1998 through 2000. As of August 3, 2002, the outstanding balance on the Senior Notes was $30.6 million.

     The Senior Notes are general unsecured obligations of the Company that rank senior in right of payment to all existing and future subordinated indebtedness of the Company, and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and that place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. At August 3, 2002, the Company was in compliance with all covenants of the Senior Notes.

     REVOLVING CREDIT AGREEMENT

     A syndicate of banks originally provided the Company with a $125.0 million revolving credit agreement (the Revolver) which extended through May 2002 and included an $85.0 million letter-of-credit subfacility as of January 29, 2000 (collectively referred to as the Senior Credit Facility). In October 2000, the Company amended the Senior Credit Facility to increase the Revolver to $165.0 million and also to add a $20.5 million seasonal over-advance for November 2000 only, with interest on the over-advance at 100 basis points over the Senior Credit Facility interest rate. This agreement was amended again on June 19, 2001 to increase the Revolver to $190 million, reduce and extend the seasonal over-advance to $15 million during July through October and to add a Term B promissory note of $25 million. At August 3, 2002 there was a balance of $20.2 million on the Term B promissory note.

     On April 23, 2002, the Senior Credit Facility was amended again to decrease the available borrowings to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The aggregate principal amount available for borrowing at any one time is based on defined levels of inventory and receivables reduced by outstanding and undrawn trade letters of credit and $10 million ($5 million during the months of August, September and October) as specified in the agreement. The aggregate principal amount available for borrowing at any one time is also subject to limitations based on credit card receivables and the value of inventories as if sold on a going-out-of-business basis, as specified in the agreement. At August 3, 2002, there was $40.0 million in cash borrowings under the Revolver, and there were $29.7 million in letters of credit outstanding.

     The Term B note is collateralized by the Company's inventory and owned buildings and is due in June 2005. The Senior Credit Facility is collateralized by the Company's inventory, equipment and credit card receivables and expires in June 2005. Interest on cash borrowings under the Senior Credit Facility is at LIBOR plus 2.75%, the commercial paper rate plus 2.75%, or prime plus 1.50%. With respect to the Term B note, the interest rate is prime plus 4%, plus an additional 5% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month.

     The Senior Credit Facility contains restrictions and covenants which, among other things, restrict the ability of the Company to make capital expenditures; acquire or merge with another company; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on the 11 1/4% Senior Notes, except pursuant to a permitted refinancing; create liens or other encumbrances, and pay dividends or make other distributions. The Senior Credit Facility also requires the Company to maintain certain financial covenants. At August 3, 2002, the Company was in compliance with all covenants of the Senior Credit Facility.

     The Senior Credit facility contains a requirement that the Company either amend, refund, renew, extend or refinance the outstanding 11 1/4% Senior Notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005.

     The terms of the Senior Credit Facility prohibited the Company from borrowing additional funds, other than letters of credit, until it had received $10 million in net proceeds from certain permitted financings. On April 12, 2002, the Company received approximately $1.0 million in net proceeds, which was applied to the $10 million financing requirement, from the exercise of an option for 100,000 shares of common stock granted to an institutional purchaser. On April 30, 2002, the Company received $9.9 million, which was also applied to the $10.0 million financing requirement, from the private placement of 900,000 shares of its common stock at a purchase price of $11.00 per share. This fulfilled the requirements of the Senior Credit Facility and allows immediate access to the credit line as needed. In addition, in June 2002, the purchasers in the April 30, 2002 private placement of the Company's common stock exercised the option under the stock purchase agreement relating to the placement to purchase an additional 100,000 shares, which sale was completed on June 13, 2002, for net proceeds of approximately $1.1 million.

     During June 2002, the Company completed a sale leaseback transaction for its headquarters facility and distribution center in Brooklyn Park, Minnesota for net proceeds of $12.5 million. Proceeds of $4.8 million from the sale leaseback were used to pay down the Term B note from $25.0 million to $20.2 million in accordance with the Senior Credit Facility agreement.

6.   SALE LEASEBACK OF HEADQUARTERS FACILITY

     During June 2002, the Company entered into an agreement for the sale and leaseback of the Company's corporate headquarters and distribution center in Brooklyn Park, Minnesota for net proceeds of $12.5 million. The initial term of the lease is 15 years, with an option to renew for an additional five-year period. The agreement includes an option for the Company to buy out the lease at the end of the term for a price of $500,000. The lease is classified as an operating lease in accordance SFAS No. 13, "Accounting for Leases".

     The net book value of the buildings approximated $3.1 million and has been removed from the accounts. The $9.4 million gain on the sale has been deferred and the appropriate amounts properly classified under short and long-term liabilities. The short-term portion is included in "accrued expenses" and the long-term portion is included in "other long-term liabilities" on the balance sheet. The deferred gain will be credited to income as an offset to rent expense over the 15-year term of the lease. Payments under the lease approximate $1.37 million for the first year, with an annual increase of 2.5% each year thereafter.

7.   SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company operates its business in two reportable segments: Wilsons and Travel. Wilsons includes the sale of leather garments and accessories for men and women sold through the Wilsons Leather stores in malls, outlets, airports, the Company's E-Commerce site, and seasonal channels. Travel includes the sale of luggage and travel-related accessories through El Portal, Bentley's Luggage, and California Luggage Outlet stores.

     After operating the newly acquired Travel businesses for a period of time, the Company has determined that the economic characteristics of Wilsons and Travel differ in certain material respects. The Travel division relies heavily on premium nationally branded merchandise obtained from third party vendors, in contrast to Wilsons, which purchases substantially all of its products from contract manufacturers and sells such products under its own private labels. In addition, Wilsons is a more seasonal business, with the peak in sales from October to January, whereas Travel sales are more constant throughout the year. The Company maintains a management team and financial results for the Travel business that are separate and distinct from Wilsons. The Company's chief operating decision-maker evaluates the financial results for each of the segments to make operating and strategic decisions. It is for these reasons that the Company has changed its reportable segments from one to two segments for SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" purposes. Prior period financial data has been restated to reflect this change.

     The following table sets forth the information for the Company's reportable segments (in thousands, except percentages):

                                                  THREE MONTHS ENDED              YEAR TO DATE PERIOD ENDED
                                              AUGUST 3,        AUGUST 4,         AUGUST 3,         AUGUST 4,
                                                2002             2001              2002              2001
                                              ---------        ---------         ---------         ---------
REVENUES
Wilsons                                       $ 63,196         $ 58,895          $158,253          $156,107
Travel                                          26,186           35,270            50,390            55,535
                                              --------         --------          --------          --------
Total                                         $ 89,382         $ 94,165          $208,643          $211,642

LOSS FROM OPERATIONS
Wilsons                                       $(32,426)        $(31,806)         $(48,132)         $(36,554)
Travel                                         (10,262)          (4,084)          (17,314)           (4,704)
                                              --------         --------          --------          --------
Total                                         $(42,688)        $(35,890)         $(65,446)         $(41,258)

INTEREST EXPENSE, NET
Wilsons                                       $    866         $    943          $  1,382          $  1,095
Travel                                           1,508            1,160             2,696             1,770
                                              --------         --------          --------          --------
Total                                         $  2,374         $  2,103          $  4,078          $  2,865

LOSS BEFORE INCOME TAXES
Wilsons                                       $(33,292)        $(32,749)         $(49,514)         $(37,649)
Travel                                         (11,770)          (5,244)          (20,010)           (6,474)
                                              --------         --------          --------          --------
Total                                         $(45,062)        $(37,993)         $(69,524)         $(44,123)

CAPITAL EXPENDITURES
Wilsons                                       $  2,136         $ 10,287          $  3,978          $ 18,517
Travel                                             872            1,479             1,574            15,687
                                              --------         --------          --------          --------
Total                                         $  3,008         $ 11,766          $  5,552          $ 34,204

DEPRECIATION AND AMORTIZATION EXPENSE
Wilsons                                       $  3,766         $  3,262          $  7,558          $  6,400
Travel                                           1,116            2,198             2,290             3,393
                                              --------         --------          --------          --------
Total                                         $  4,882         $  5,460          $  9,848          $  9,793

NUMBER OF STORES
Wilsons                                                                               617               607
Travel                                                                                139               144
                                                                                 --------          --------
Total                                                                                 756               751

COMPARABLE STORE SALES
Wilsons                                           1.90%           -7.60%            -4.50%            -1.80%
Travel                                          -21.90%             N/A            -22.80%              N/A

                                                                                 AUGUST 3,        FEBRUARY 2,
                                                                                   2002               2002
                                                                                 ---------        -----------
INVENTORY
Wilsons                                                                          $121,787          $ 92,940
Travel                                                                             32,289            35,615
                                                                                 --------          --------
Total                                                                            $154,076          $128,555

TOTAL ASSETS
Wilsons                                                                          $231,204          $231,262
Travel                                                                             69,181            97,510
                                                                                 --------          --------
Total                                                                            $300,385          $328,772

8.   SUBSEQUENT EVENTS

     On September 9, 2002, the Company sold the "Desert Passage" El Portal store in Las Vegas, Nevada to Bribor, LLC for approximately $255,000. A principal of Bribor, LLC is Donald D. Borsack, who was formerly a Vice President of Wilsons Leather and President of the El Portal Group, prior to its acquisition by Wilsons Leather. This transaction was in compliance with the terms of the non-competition agreement between Borsack and the Company, which was signed upon Borsack's termination from Wilsons Leather in March 2002. The sale included the leasehold improvements and inventory at the store upon termination of Wilsons Leather's lease.

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

     At August 3, 2002, we operated a total of 756 permanent retail stores located in 46 states, the District of Columbia, Puerto Rico, and Canada. Our Wilsons Leather concept ("Wilsons") included 489 mall stores, 101 outlet stores and 27 airport locations and our travel concept ("Travel") included 139 El Portal, Bentley's Luggage and California Leather Outlet stores. Each year we supplement our permanent stores with seasonal stores during our peak selling season, which totaled 281 in 2001. We plan to open 325-350 seasonal stores in 2002.

     Our Wilsons mall stores average approximately 2,100 square feet and feature a large assortment of both classic and fashion-forward leather outerwear, apparel and accessories. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 3,200 square feet, and offer a combination of clearance-priced merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 square feet, feature travel products as well as leather accessories, and provide us the opportunity to showcase our products and the WILSONS LEATHER brand to millions of potential customers each year in some of the world's busiest airports. Our proprietary labels, including M. Julian(R), Maxima(R), Pelle Studio(R) and Wilsons Leather(TM), are positioned to appeal to identified customer lifestyle segments.

     Through our acquisitions of Bentley's Luggage Corp. ("Bentley's Luggage") and the El Portal Group, Inc. ("El Portal"), we created the leading specialty retail chain of travel products and accessories in the United States. At August 3, 2002, we operated 139 premium travel products and accessories stores in 25 states and Puerto Rico under the El Portal, Bentley's Luggage, and California Luggage Outlet names. Our travel stores average approximately 2,600 square feet and feature premium nationally branded merchandise, including Tumi(R), Hartmann(R), Swiss Army(R), Travelpro(R), Kenneth Cole(R), Brighton(R), Dooney & Bourke(R), Zero Halliburton(R) and Samsonite(R), as well as our growing assortment of private labels, including El Portal(R), Signature(TM), Bentley's Luggage(TM) and Priorities(TM).

     Consolidated comparable store sales decreased 6.5% in the three months ended August 3, 2002, compared to a decrease of 7.6% in the same period of the prior year. Consolidated comparable store sales for the year to date period ended August 3, 2002 decreased 8.6% versus a decrease of 1.8% in the same period of the prior year. The prior year comparable store sales figures do not include the Travel stores. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

     CRITICAL ACCOUNTING POLICIES

     We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appears on page 24 of our Annual Report on Form 10-K for the year ended February 2, 2002. No material changes occurred to these policies in the periods covered by this report.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 3, 2002 COMPARED TO THE THREE MONTHS ENDED AUGUST 4, 2001

     Total net sales for the second quarter were $89.4 million compared to net sales in the second quarter last year of $94.2 million. The Wilsons businesses had net sales of $63.2 million compared to $58.9 million last year. Comparable store sales for Wilsons increased by 1.9% during the quarter, compared to a decrease of 7.6% during the second quarter last year. The increase was driven by both the men's and accessories businesses, which increased by 13.0% and 0.7%, respectively.

     Travel business net sales for the quarter were $26.2 million compared to $35.3 million last year. Comparable store sales during the second quarter decreased by 21.9%, with no comparable store sales figures available for the prior year. The decrease in sales reflects an overall softness in the travel industry and the economy in general.

     We opened a total of 11 stores and closed 12 stores in the second quarter of 2002, ended August 3, 2002, compared to opening 28 stores and closing eight stores in the second quarter of 2001, ended August 4, 2001. Included in the 11 stores opened in the second quarter of 2002 are five mall, five outlet, one street store and no travel stores. As of August 3, 2002, Wilsons Leather operated 756 permanent stores compared to 751 stores at August 4, 2001.

     Cost of goods sold, buying and occupancy costs for the second quarter of 2002 were 93.4% of net sales, or $83.4 million, compared to 89.3% of sales, or $84.0 million, for the same period a year ago. The increase of 4.1 points as a percentage of net sales is related to an increase in occupancy and buying costs offset by an increase in gross margin. External gross margin decreased by 4.2% of net sales for the quarter as compared to last year due primarily to decreased sales and higher occupancy costs. Our inventories are valued under the retail inventory method on the LIFO basis. The difference in inventories between LIFO and FIFO method was not material as of August 3, 2002 and February 2, 2002. Buying and occupancy costs increased by 4.4% of net sales, or $2.5 million, over the prior year due to the increase in the occupancy costs for a similar number of open stores in 2002 versus 2001.

     Gross margin for Wilsons increased by 6.1% as a percentage of net sales compared to last year due primarily to increased sales of $4.3 million offset by a $2.9 million increase in cost of goods sold and a $1.9 million increase in occupancy costs over the prior year.

     Gross margin for Travel decreased by 13.9% as a percentage of net sales compared to last year due to decreased sales of $9.1 million, resulting in a decreased margin of $5.6 million.

     Selling, general and administrative expenses for the second quarter of 2002 were 48.9% of net sales, or $43.7 million, compared to 43.1% of net sales, or $40.6 million, for the same period last year. The increase of $3.2 million was due mainly to expenses of $1.9 million associated with closing the Las Vegas, Nevada El Portal offices and $1.3 million in increased sales promotion expenses that were not offset by vendor co-op programs (which are programs where vendors share the cost of advertising by giving a credit to the Company for advertisements placed on behalf of the vendor and featuring the vendor's products).

     Depreciation and amortization expense decreased to $4.9 million from $5.5 million last year, and decreased as a percentage of net sales to 5.5% from 5.8%. The decrease in depreciation and amortization resulted primarily from decreased capital expenditures for new store construction and the elimination of goodwill amortization in accordance with the adoption of SFAS No. 142.

     Net interest expense was $2.4 million for the second quarter of 2002 as compared to $2.1 million during the same period last year due to $195,000 in interest income in the prior year compared to $28,000 in the current year.

     Our provision for income tax benefits was 40% of income before income taxes for the three-month periods ending August 3, 2002 and August 4, 2001, respectively. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2002 to be approximately 40%.

RESULTS OF OPERATIONS FOR THE YEAR-TO-DATE PERIOD ENDED AUGUST 3, 2002 COMPARED TO THE YEAR-TO-DATE PERIOD ENDED AUGUST 4, 2001

     Total net sales for the year-to-date period ended August 3, 2002 were $208.6 million compared to last year net sales of $211.6 million. The Wilsons business had net sales of $158.3 million compared to $156.1 million last year. Comparable store sales for Wilsons decreased by 4.5% during the six months, compared to a decrease of 1.8% during the same period last year. The decrease was driven by both the men's and women's sales, with some offsetting improvement from accessories sales.

     The Travel business had net sales of $50.4 million compared to $55.5 million last year. Comparable store sales for Travel decreased by 22.8% during the six months ended August 3, 2002, with no comparable store sales figures for the same period last year. The decrease in sales reflects an overall softness in the travel industry and the economy in general.

     The Wilsons segment opened 15 stores and closed 17 stores during the six months ended August 3, 2002 compared to opening 49 stores and closing 17 stores in the same period last year. Included in the 15 stores opened in the first half of 2002 are six mall, eight outlet, and one street store. Included in the 49 stores opened in the first half of 2001 are 17 mall, 25 outlet, and seven airport stores. The Travel segment opened two stores and closed 13 during the six months ended August 3, 2002, compared to opening two stores, acquiring 106 stores with the acquisition of Bentley's Luggage in April 2001, and closing two stores in the same period last year. As of August 3, 2002, Wilsons Leather operated 756 permanent stores compared to 751 stores at August 4, 2001.

     Cost of goods sold, buying and occupancy costs for the period were 85.4% of net sales, or $178.1 million, compared to 78.4% of net sales, or $165.9 million, for the same period a year ago. External gross margin declined 7.0% as a percentage of net sales compared to last year due primarily to decreased sales levels and higher promotional markdowns. The difference in inventories between LIFO and FIFO was not material as of August 3, 2002 and August 4, 2001.

     Gross margin for Wilsons declined 4.5% as a percentage of net sales compared to last year due to higher occupancy costs of $4.4 million and increased markdowns of $3.2 million offset by higher sales of $2.1 million.

     Gross margin for Travel decreased by 14.7% as a percentage of net sales compared to last year primarily due to a decrease in sales of $5.1 million and a $4.7 million increase in buying and occupancy costs, including an increase of $0.8 million for the expansion of the Las Vegas Nevada distribution center.

     Selling, general and administrative expenses were 41.3% of net sales, or $86.1 million, compared to 36.5% of net sales, or $77.2 million, for the same period last year. The increase is due to expenses of $1.9 million associated with closing the Las Vegas, Nevada El Portal offices and a $3.5 million increase in selling expenses from the 106 stores acquired from Bentley's Luggage in April 2001 that are only included in the last three months of the six month period ended August 4, 2001.

     Depreciation and amortization expense held constant at $9.8 million year over year. The increase in store depreciation from the Bentley's Luggage acquisition is entirely offset by the decrease in goodwill amortization. Net interest expense increased $1.2 million from the same period last year. The increase is primarily the result of the El Portal and Bentley's Luggage acquisitions, which were funded with cash from working capital and the Company's senior credit facility.

     Our provision for income tax benefits was 40% of income before income taxes for the six-month periods ending August 3, 2002 and August 4, 2001, respectively. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2002 to be approximately 40%.

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

     Our future capital requirements depend on the sustained demand for both our leather and travel products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits and mall traffic, causing us to delay or slow our expansion plans and has resulted in lower net sales than expected on a quarterly and annual basis.

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

     General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note, which has subsequently been paid down to $20.2 million at August 3, 2002, as discussed below, and a $75 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

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

     As of August 3, 2002, we had borrowings of $40 million under the senior credit facility, and we had $29.7 million in outstanding letters of credit. The terms of the senior credit facility prohibited us from borrowing additional funds, other than letters of credit, until we had received $10 million in net proceeds from certain permitted financings. On April 12, 2002, we received approximately $1.0 million in net proceeds, which was applied to the $10 million financing requirement, from the exercise of an option for 100,000 shares of common stock granted to an institutional purchaser. On April 30, 2002, we received $9.9 million, which was also applied to the $10.0 million financing requirement, from the private placement of 900,000 shares of our common stock at a purchase price of $11.00 per share. This fulfilled the requirements of the Senior Credit Facility, allowing immediate access to our credit line as needed.

     Interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 2.75%, the commercial paper rate plus 2.75% or the "prime" rate plus 1.50%. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the "prime" rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 2% prepayment fee if prepaid on or after July 1, 2002 but on or prior to November 30, 2003 and a 1% prepayment fee thereafter. The Term B promissory note is prepayable on or after July 1, 2002 only with the consent of the senior lenders under the senior credit facility.

     The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11 1/4% senior notes, referred to below, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. We are currently in compliance with all covenants under the recently amended senior credit facility.

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

     On August 18, 1997, we completed a private offering of $75 million of 11 1/4% senior notes due 2004, referred to above, to certain institutional buyers. Interest on the 11 1/4% senior notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% senior notes mature on August 15, 2004. The indenture governing the 11 1/4% senior notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The 11 1/4% senior notes are callable subsequent to August 15, 2001, at a defined premium. The 11 1/4% senior notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. During the years 1998-2000, we repurchased $44.4 million of our 11 1/4% senior notes. As of August 3, 2002, we had $30.6 million of 11 1/4% senior notes outstanding.

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

     On April 30, 2002, we sold 900,000 shares of our common stock in a private placement at a purchase price of $11.00 per share, for net proceeds of approximately $9.9 million. On June 10, 2002, the purchasers in the April placement exercised the option to purchase 100,000 shares of our common stock at a purchase price of $11.00 per share, which sale was completed on June 13, 2002, for net proceeds of approximately $1.1 million.

     On June 21, 2002, the Company completed a sale leaseback transaction for its headquarters facility and distribution center in Brooklyn Park, Minnesota for net proceeds of $12.5 million. $4.8 million of the net proceeds from the sale leaseback were used to pay down the Term B note from $25.0 million to $20.2 million. The remainder of the proceeds is being used for general corporate purposes.

     CASH FLOW ANALYSIS

     Operating activities for the year to date period ended August 3, 2002 resulted in cash used of $102.2 million compared to cash used of $115.4 million in the corresponding period of 2001. We had a net loss of $66.3 million in 2002, primarily as a result of the $24.6 million charge for the adoption of SFAS No. 142 cumulative effect of a change in accounting principle and the $15.2 million increase in net loss from operations over the prior year, due to lower sales, higher cost of goods sold and expenses related to the travel division management changes and closing the Las Vegas, Nevada El Portal headquarters. Additionally, in 2002 there was a $25.5 million increase in inventories, a $15.6 million decrease in accounts payable and accrued expenses, a $10.4 million decrease in taxes payable, a $9.4 million increase in prepaid expenses, a $10.5 million increase in taxes receivable, and $10.9 million in depreciation, amortization and other operating activities.

     Changes in certain balance sheet accounts between February 2, 2002, and August 3, 2002, reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of our operations.

     Investing activities for the year to date period ended August 3, 2002 were comprised of $5.6 million in capital expenditures for the construction of new stores, the renovation of and improvements to existing stores, and the implementation of certain new information systems. In addition, there was $12.5 million in net proceeds from the sale leaseback transaction. Capital expenditures for the same period last year totaled $20.4 million. In addition, for 2001 $34.3 million, offset by a $0.9 million year to date adjustment to the El Portal and Bentley's Luggage acquisitions, was used for the acquisition of Bentley's Luggage. For 2002, we expect capital expenditures to be approximately $10.0 million.

     Cash provided by financing activities for the year to date period ended August 3, 2002 was $52.1 million. This was comprised of $12.7 million from the issuance of common stock and exercise of stock options and $40.9 million in net borrowings, offset by $1.4 million in debt acquisition costs. Cash provided by financing activities for the same period last year was $117.0 million from the issuance of the $25.0 million Term B notes, $91.4 million in short-term net borrowings primarily under the revolver, which was used mainly for the acquisition of Bentley's Luggage, and $2.0 million from the issuance of common stock and exercise of stock options offset by $1.4 million in debt acquisition costs.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company. As a result and from that date forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis.

     Under the transitional provisions of SFAS No. 142, the Company's goodwill related to the travel stores was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below an operating segment. For purposes of our company, reporting units are defined as Wilsons and Travel. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, "guideline company" (comparable companies) and similar transaction methods. As a result of the Company's impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel segment by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the cumulative effect of this accounting change was reported in the Company's statement of operations net of a $1.7 million tax benefit.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. The Company applied this standard beginning in the first quarter of 2002 and it did not have a material impact on its financial position or its results of operations.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability recognition for Certain employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet determined what impact, if any, this statement will have on the Company's consolidated financial statements.

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

     At August 3, 2002, we had cash and cash equivalents totaling $0.1 million. The effect of a 100 basis point change in interest rates would have had a negligible pre-tax earnings and cash flow impact, assuming other variables are held constant.

     Our senior credit facility carries interest rate risk that is generally related to either LIBOR, commercial paper rates or the prime rate. The Term B promissory note also has a fluctuating interest rate. If any of those rates were to change while we were borrowing under the facility or while we had an outstanding balance on the Term B promissory note, interest expense would increase or decrease accordingly. As of August 3, 2002, there were $40.0 million in borrowings under the senior credit facility, $29.7 million in outstanding letters of credit, and $20.2 million outstanding under the Term B promissory note.

     We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At August 3, 2002, we had fixed rate debt of $30.6 million maturing in August 2004.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Not applicable.

(b) In the quarter ended August 3, 2002, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls. Effective August 3, 2002, we have engaged the firm of Ernst & Young LLP to perform our internal audit function.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     RECENT SALES OF UNREGISTERED SECURITIES

     On June 10, 2002, the purchasers in the April 30, 2002 private placement exercised the option under the common stock purchase agreement relating to the placement to purchase an additional 100,000 shares of common stock, which sale was completed on June 13, 2002 for net proceeds of approximately $1.1 million.

     Because these sales of shares were made to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"), we believe they are exempt from the registration requirements of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting held on May 23, 2002, the shareholders approved the following:

(a) Approval of amendments to the Company's Amended and Restated Articles of Incorporation and Restated By-Laws to classify the Board of Directors of the Company and modify the removal requirements for directors.

     The proposal received 10,635,387.9 votes for and 4,621,779 votes against. There were 3,388 abstentions and 2,949,532 broker non-votes.

(b)  The election of directors. Each nominated director was elected as follows:

     Director-Nominee        Term               Votes For       Votes Withheld
     ----------------        ----               ---------       --------------

     Lyle Berman           One Year           17,529,315.9          680,771

     Thomas J. Brosig      One Year           17,533,284.9          676,802

     Gary L. Crittenden    Three Years        17,534,128.9          675,958

     Morris Goldfarb       Two Years          17,533,914.9          676,172

     Marvin Goldstein      Two Years          17,534,728.9          675,358

     David L. Rogers       Two Years          17,534,231.9          675,855

     Cheryl L. Vitali      Three Years        17,536,974.9          673,112

     Joel N. Waller        Three Years        17,535,079.9          675,007

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits

              EXHIBIT      DESCRIPTION
              -------      -----------

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

              10.1 Agreement to Purchase Office/Warehouse Building by and between Bermans The Leather Experts, Inc., a Delaware Corporation, as Seller and IRET Properties, a North Dakota limited partnership, as Purchaser, Dated as of June 19, 2002.

              10.2 Lease, IRET Properties Landlord to Bermans The Leather Experts, Inc. Tenant, Dated June 21, 2002.

              99.1 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          B. Reports on Form 8-K: The Company filed two reports on Form 8-K during the second quarter ended August 3, 2002, as follows:

               Form 8-K filed on May 15, 2002 announcing the Company has discontinued the engagement of Arthur Andersen LLP and engaged KPMG LLP as the Company's independent accountants.

               Form 8-K filed on June 27, 2002, announcing the sale and leaseback transaction of the Company's corporate headquarters and distribution center in Brooklyn Park, Minnesota.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.


By: /s/ Peter G. Michielutti
    ------------------------------
    Peter G. Michielutti
    Senior Vice President and
    Chief Financial Officer

Date:    September 16, 2002

                                 CERTIFICATIONS

I, Joel N. Waller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilsons The Leather Experts Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
                                    /s/ Joel N. Waller
                                    --------------------------------------------
                                    Joel N. Waller, Chairman of the Board of
                                    Directors and Chief Executive Officer
                                    (principal executive officer)


I, Peter G. Michielutti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilsons The Leather Experts Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
                                    /s/ Peter G. Michielutti
                                    --------------------------------------------
                                    Peter G. Michielutti, Senior Vice President
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)

                                INDEX TO EXHIBITS

Exhibit No.          Description                                                         Method of Filing
-----------          -----------                                                         ----------------
3.1                  Amended and Restated Articles of Incorporation
                     of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17,
                     2000 and May 23, 2002 (1) ........................................  Incorporated by Reference

3.2                  Restated Bylaws of Wilsons The Leather Experts Inc., as
                     amended June 16, 1998, January 25, 2000 and May 23, 2002 (1) .....  Incorporated by Reference

4.1                  Specimen of Common Stock Certificate. (2) ........................  Incorporated by Reference

4.2                  Indenture dated as of August 18, 1997 by and among Wilsons
                     The Leather Experts Inc., the other corporations listed
                     on the signature pages thereof, and Norwest Bank Minnesota,
                     National Association, including specimen Certificate of 11
                     1/4% Series A Senior Notes due 2004 and specimen Certificate of 11 1/4% Series B Senior Notes due 2004. (3) ...................  Incorporated by Reference

4.3                  Purchase Agreement dated as of August 14, 1997 by and among
                     Wilsons The Leather Experts Inc., the Subsidiary Guarantors
                     party thereto and BancAmerica Securities, Inc. (4) ...............  Incorporated by Reference

4.4                  Registration Rights Agreement dated as of May 25, 1996 by and among CVS New York, Inc., Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather
                     Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5) .....................................  Incorporated by Reference

4.5                  Amendment to Registration Rights Agreement dated as of August
                     12, 1999 by and among Wilsons The Leather Experts Inc. and the
                     Shareholders listed on the attachments thereto. (6). .............  Incorporated by Reference

4.6                  Registration Rights Agreement dated as of January 10, 2002, by and among the Company and the investors signatory thereto. (7) ...  Incorporated by Reference

4.7                  Registration Rights Agreement dated as of April 24, 2002, by and among the Company and the investors signatory thereto. (8) ...  Incorporated by Reference

10.1                 Agreement to Purchase Office/Warehouse Building by and
                     between Bermans The Leather Experts, Inc., a Delaware
                     Corporation, as Seller and IRET Properties, a North Dakota
                     limited partnership, as Purchaser, Dated as of June 19, 2002 .....  Electronic Transmission

10.2                 Lease, IRET Properties Landlord to Bermans The Leather
                     Experts, Inc. Tenant, Dated June 21, 2002. .......................  Electronic Transmission

99.1                 Certifications of Chief Executive Officer and Chief
                     Financial Officer, pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                     2002 .............................................................  Electronic Transmission

(1) Incorporated by reference to the same numbered exhibit to the Company's Report on Form 10-Q for the quarter ended May 4, 2002 filed with the Commission.

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

(7) Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2002.

(8) Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on May 3, 2002.