Form 10-Q
period 2002-11-02
WILSONS THE LEATHER EXPERTS INC
filed 2002-12-16
CIK 1016607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 2, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

As of December 3, 2002, there were 20,452,344 shares of common stock, $0.01 par value per share, outstanding.

                        WILSONS THE LEATHER EXPERTS INC.
                                     INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of November 2, 2002 and
              February 2, 2002                                                3

              Consolidated Statements of Operations for the
              three months ended November 2, 2002 and November 3, 2001        4

              Consolidated Statements of Operations for the year to date
              period ended November 2, 2002 and November 3, 2001              5

              Consolidated Statements of Cash Flows for the
              year to date period ended November 2, 2002 and November 3,
              2001                                                            6

              Notes to Consolidated Financial Statements                      7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     28

     Item 4.  Controls and Procedures                                        28

PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                           30
     Signature                                                               32
     Certifications                                                          33
     Index to Exhibits                                                       35

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  NOVEMBER 2, 2002   FEBRUARY 2, 2002 (1)
                                                  ---------------------------------------
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents                          $    --              $  43,329
  Accounts receivable, net                               7,861               10,255
  Inventories                                          239,351              128,555
  Prepaid expenses and other current assets             15,572                4,450
  Refundable income taxes                               20,972                 --
                                                  ---------------------------------------
    Total current assets                               283,756              186,589

  Property and equipment, net                           99,140              109,827
  Goodwill and other assets, net                         3,237               28,772
  Deferred taxes                                        12,712                3,584
                                                  ---------------------------------------
    Total assets                                     $ 398,845            $ 328,772
                                                  =======================================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                   $  60,262            $  38,685
  Accrued expenses                                      24,279               33,572
  Notes payable                                        133,098                 --
  Income taxes payable                                    --                 11,824
  Deferred income taxes                                  3,031                1,974
                                                  ---------------------------------------
    Total current liabilities                          220,670               86,055

  Long-term debt                                        50,895               55,590
  Other long-term liabilities                           14,677                4,360
                                                  ---------------------------------------
  Total liabilities                                  $ 286,242            $ 146,005
                                                  =======================================

         COMMITMENTS AND CONTINGENCIES
         -----------------------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 150,000,000
  shares authorized, 20,399,844 and
  19,204,545 shares issued and outstanding
  on November 2, 2002 and February 2, 2002,
  respectively                                             204                  192
Additional paid-in capital                              98,640               85,896
Retained earnings                                       14,580               97,952
Unearned compensation                                     (799)              (1,243)
Cumulative other comprehensive income (loss)               (22)                 (30)
                                                  ---------------------------------------
    Total shareholders' equity                         112,603              182,767
                                                  ---------------------------------------
    Total liabilities and shareholders' equity       $ 398,845            $ 328,772
                                                  =======================================

The accompanying notes are an integral part of these consolidated financial statements.

(1)      Derived from audited consolidated financial statements

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                   ---------------------------
                                                    NOVEMBER 2,    NOVEMBER 3,
                                                       2002            2001
                                                   ---------------------------
NET SALES                                            $ 132,615      $ 141,000
  Cost of goods sold, buying and occupancy costs       105,093        105,120
                                                   ---------------------------
    Gross margin                                        27,522         35,880

  Selling, general and administrative expenses          47,535         50,043
  Depreciation and amortization                          5,131          5,135
                                                   ---------------------------
    Loss from operations                               (25,144)       (19,298)
  Interest expense, net                                  3,208          3,598
                                                   ---------------------------
    Loss before income taxes                           (28,352)       (22,896)
  Income tax benefit                                   (11,341)        (9,158)
                                                   ---------------------------
    Net loss                                         $ (17,011)     $ (13,738)
                                                   ===========================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
    Net loss per common share - basic and diluted      $ (0.84)       $ (0.80)
                                                   ===========================

Weighted average common shares outstanding              20,329         17,184
                                                   ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    YEAR TO DATE PERIOD ENDED
                                                   --------------------------
                                                    NOVEMBER 2,   NOVEMBER 3,
                                                      2002           2001
                                                   --------------------------
NET SALES                                           $ 341,258      $ 352,642
  Cost of goods sold, buying and occupancy costs      283,193        270,986
                                                   --------------------------
    Gross margin                                       58,065         81,656

  Selling, general and administrative expenses        133,676        127,284
  Depreciation and amortization                        14,979         14,928
                                                   --------------------------
    Loss from operations                              (90,590)       (60,556)
  Interest expense, net                                 7,286          6,463
                                                   --------------------------
    Loss before income taxes                          (97,876)       (67,019)
  Income tax benefit                                  (39,151)       (26,807)
                                                   --------------------------
  Loss before cumulative effect of change in
    accounting principle                              (58,725)       (40,212)

  Cumulative effect of change in accounting
    principle, net of tax                             (24,567)             -
                                                   --------------------------
    Net loss                                        $ (83,292)     $ (40,212)
                                                   ==========================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  Loss before cumulative effect of change in
    accounting principle                            $   (2.94)     $   (2.35)
  Cumulative effect of change in accounting
    principle, net of tax                               (1.23)             -
                                                   --------------------------
    Net loss per common share - basic and diluted   $   (4.17)     $   (2.35)
                                                   ==========================

Weighted average common shares outstanding             19,956         17,084
                                                   ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           YEAR TO DATE PERIOD ENDED
                                                                    ----------------------------------------
                                                                     NOVEMBER 2, 2002    NOVEMBER 3, 2001
                                                                    ----------------------------------------
OPERATING ACTIVITES:
  Net loss                                                               $ (83,292)          $ (40,212)
  Adjustments to reconcile net loss to net cash used
   in operating activities
    Cumulative effect of change in accounting principle                     24,567                   -
    Depreciation                                                            14,948              13,314
    Amortization                                                                31               1,614
    Amortization of deferred financing costs                                   767                 518
    Loss on disposal of assets                                               1,793                 465
    Restricted stock compensation expense                                      372                 229
    Deferred income taxes                                                   (6,343)              2,838
    Changes in operating assets and liabilities:
      Accounts receivable, net                                               2,394                (681)
      Inventories                                                         (110,796)            (99,637)
      Prepaid expenses                                                     (11,122)             (7,255)
      Refundable income taxes                                              (20,972)                  -
      Accounts payable and accrued expenses                                 11,655              22,246
      Income taxes payable and other liabilities                           (10,139)            (42,487)
                                                                    ----------------------------------------
        Net cash used in operating activities                             (186,137)           (149,048)
                                                                    ----------------------------------------

INVESTING ACTIVITIES:
  Additions to property and equipment                                       (9,178)            (35,389)
  Net proceeds from sale leaseback                                          12,546                   -
  Changes in other assets                                                     (179)                  -
  Acquisitions                                                                   -             (33,552)
                                                                    ----------------------------------------
        Net cash provided by (used in) investing activities                  3,189             (68,941)
                                                                    ----------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                               12,667               2,229
  Changes in notes payable                                                 123,787             142,330
  Checks written in excess of cash balance                                   9,265                (189)
  Debt acquisition costs                                                    (1,458)             (1,424)
  Additions to long-term debt                                                  150              25,000
  Payments of long-term debt                                                (4,800)                  -
  Other financing                                                                8                 (56)
                                                                    ----------------------------------------
        Net cash provided by financing activities                          139,619             167,890
                                                                    ----------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (43,329)            (50,099)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              43,329              52,311
                                                                    ----------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $       -            $  2,212
                                                                    ========================================

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest                                                         $   7,654            $  6,957
                                                                    ========================================
        Income taxes                                                     $   1,932            $ 14,769
                                                                    ========================================

The accompanying notes are an integral part of these consolidated financial statements.

                WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       NATURE OF ORGANIZATION

         Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories, apparel and at November 2, 2002, the leading specialty retailer of travel products in the United States. As of November 2, 2002, the Company operated 763 permanent retail stores located in 46 states, the District of Columbia, Puerto Rico and Canada, including 492 mall stores, 110 outlet stores and 26 airport locations under the Wilsons Leather format and 135 premium travel products and accessories stores in 28 states under the El Portal, Bentley's Luggage and California Luggage Outlet names. The Company supplemented permanent mall stores with 281 seasonal stores during its peak selling season from October through January during the year ended February 2, 2002 and plans to open approximately 285 seasonal stores this fiscal year.

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

         INVENTORIES

         The Company values its inventories, which consist primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis which approximated first-in, first-out (FIFO) cost as of November 2, 2002 and February 2, 2002. The cost includes the cost of merchandise and freight. A periodic review of inventory on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company's inventories and its reported operating results.

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

                                                THREE MONTHS      THREE MONTHS      YEAR TO DATE      YEAR TO DATE
                                                   ENDED             ENDED          PERIOD ENDED      PERIOD ENDED
                                              NOVEMBER 2, 2002  NOVEMBER 3, 2001  NOVEMBER 2, 2002  NOVEMBER 3, 2001
                                              ----------------------------------------------------------------------
Net loss                                         $(17,011)         $(13,738)          $(83,292)        $(40,212)
                                              ======================================================================

Weighted average common shares
  outstanding - basic                              20,329            17,184            19,956            17,084
Weighted average common shares
  outstanding - basic and diluted                  20,329            17,184            19,956            17,084
                                              ----------------------------------------------------------------------
Basic and diluted net loss per common share        $(0.84)           $(0.80)           $(4.17)           $(2.35)
                                              ======================================================================

         RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

         Under the transitional provisions of SFAS No. 142, the Company's goodwill was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below an operating segment. For purposes of the Company, reporting units are defined as Wilsons and Travel. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, "guideline company" (comparable companies) and similar transaction methods. As a result of the Company's impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel segment by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the cumulative effect of this accounting change was reported in the Company's statement of operations net of a $1.7 million tax benefit.

         Goodwill

         A summary of changes in goodwill during 2002 by reportable operating segment is as follows (in thousands):

                       February 3,                      November 2,
                          2002         Impairment          2002
                     ----------------------------------------------
         Wilsons        $    179               -          $ 179
         Travel           26,294         (26,294)(1)          -
                     ----------------------------------------------
         Total          $ 26,473       $ (26,294)         $ 179
                     ==============================================
         ----------
         (1) Represents cumulative effect of adoption of SFAS No. 142, before income taxes.

         Wilsons Leather's adoption of SFAS No. 142 eliminates the amortization of goodwill beginning in the first quarter of 2002. The following table adjusts net loss and net loss per share for the adoption of SFAS No. 142 (in thousands):

                                                    THREE MONTHS ENDED
                                               NOVEMBER 2,      NOVEMBER 3,
                                                  2002             2001
                                              ------------------------------
Reported net loss                              $ (17,011)       $ (13,738)
Add back:
  Goodwill amortization                                -              510
                                              ------------------------------
Adjusted net loss                              $ (17,011)       $ (13,228)
                                              ==============================

BASIC AND DILUTED LOSS PER SHARE:
  Reported net loss                            $   (0.84)       $   (0.80)
  Add back:
    Goodwill amortization                              -             0.03
                                              ------------------------------
  Adjusted net loss per share                  $   (0.84)       $   (0.77)
                                              ==============================

                                                YEAR TO DATE PERIOD ENDED
                                               NOVEMBER 2,      NOVEMBER 3,
                                                  2002             2001
                                              ------------------------------
Reported net loss                              $ (83,292)       $ (40,212)
Add back:
  Goodwill amortization                                -            1,405
  Cumulative effect of accounting change          24,567                -
                                              ------------------------------
Adjusted net loss                              $ (58,725)       $ (38,807)
                                              ==============================

BASIC AND DILUTED LOSS PER SHARE:
  Reported net loss                            $   (4.17)       $   (2.35)
  Add back:
    Goodwill amortization                              -             0.08
    Cumulative effect of accounting change          1.23                -
                                              ------------------------------
  Adjusted net loss per share                  $   (2.94)       $   (2.27)
                                              ==============================

         Other Intangibles

         Information regarding the Company's other intangible assets are as follows (in thousands):

                                        AS OF NOVEMBER 2, 2002
                                        -----------------------
                               CARRYING       ACCUMULATED
                                AMOUNT       AMORTIZATION      NET BOOK VALUE
                             ------------------------------------------------
         Trademarks            $   10            $    3            $    7
         Other intangibles        325                67               258
                             ------------------------------------------------
                               $  335            $   70            $  265
                             ================================================

         Amortization expense for the three months and nine months ended November 2, 2002 was (in thousands) $11 and $31, respectively.

         Estimated amortization expense for each of the five succeeding fiscal years, based on the intangible assets as of November 2, 2002, is as follows (in thousands):

                           FISCAL            ESTIMATED
                            YEAR              EXPENSE
                        ---------------------------------
                            2002               $42
                            2003               $43
                            2004               $42
                            2005               $30
                            2006               $30


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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 currently has no impact on the Company's consolidated financial statements.

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

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect that the adoption of FIN 45 will have a significant impact on its consolidated financial statements.

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

        ALLOCATION OF THE PURCHASE PRICE (IN MILLIONS):
        Inventory                                             $   13.2
        Other current assets                                       2.6
        Property and equipment                                    11.8
        Goodwill and other assets, net                            25.4
                                                              -----------
                 Total assets                                 $   53.0
                                                              ===========

        Accounts payable                                      $   16.4
        Notes payable                                             13.8

        Accrued taxes                                              3.0
        Other current liabilities                                  2.0
                                                              -----------
                 Total liabilities                            $   35.2
                                                              -----------
                      Total purchase price allocation         $   17.8
                                                              ===========

         In conjunction with the acquisition, the Company decided to close certain stores and established a restructuring reserve of $1.5 million. As of November 2, 2002, the balance of the restructuring liabilities reserve recorded in conjunction with the acquisition was zero.

         On April 14, 2001, the Company acquired all of the outstanding shares of Bentley's Luggage Corp. (Bentley's), a specialty retailer of travel products and accessories, for approximately $34.3 million, including transaction costs.

         ALLOCATION OF THE PURCHASE PRICE (IN MILLIONS):
         Inventory                                            $   18.2
         Other current assets                                      6.9
         Property and equipment                                   13.5
         Goodwill and other assets, net                           12.7
                                                              -----------
                  Total assets                                $   51.3
                                                              ===========

         Accounts payable                                     $    6.9
         Accrued expense                                          10.1
                                                              -----------
                  Total liabilities                           $   17.0
                                                              -----------
                       Total purchase price allocation        $   34.3
                                                              ===========

         In conjunction with the acquisition, the Company decided to close certain stores and facilities as well as terminate certain related employees and established a restructuring reserve of $4.0 million. The $4.0 million is comprised of costs associated with the closure of acquired facilities and termination of employees, which amounted to $2.6 million and $1.4 million, respectively. As of November 2, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition approximated $0.8 million. The remaining balance relates to closures of facilities that are expected to be completed by the end of fiscal year 2002.

         The following additional pro forma information presents the results of operations of the Company as if the acquisitions had been completed as of February 3, 2001 (in thousands, except per share amounts):

                                                           YEAR TO DATE PERIOD
                                                            ENDED NOVEMBER 3,
                                                                   2001
                                                           -------------------

          Revenue                                           $    368,890
          Net loss                                          $    (42,589)
          Net loss per common share--basic and diluted      $      (2.49)
          Weighted average common shares outstanding--
            basic and diluted                                     17,084

         This unaudited pro-forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such date or project the Company's future results of operations.

4.       OTHER COMPREHENSIVE INCOME (LOSS)

         The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income (loss) consists of foreign currency translation adjustments. For the quarter ending November 2, 2002, there was other comprehensive income of $8,000. For the quarter ending November 3, 2001, there was other comprehensive loss of $50,000.

                                      THREE MONTHS ENDED         YEAR TO DATE PERIOD ENDED
                                   NOVEMBER 2,   NOVEMBER 3,     NOVEMBER 2,   NOVEMBER 3,
(In thousands)                       2002          2001            2002          2001
                                   -------------------------------------------------------
Net loss                            $(17,011)     $(13,738)       $(83,292)     $(40,212)
Foreign currency translation
   adjustment                              8           (50)              8           (50)
                                   ------------------------------------------------------
Comprehensive loss                  $(17,003)     $(13,788)       $(83,284)     $(40,262)
                                   ======================================================

5.       LONG-TERM DEBT

         SENIOR NOTES

         On August 18, 1997, the Company issued $75.0 million of 11 1/4% Senior Notes due August 15, 2004 (the Senior Notes). Interest on the Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased $44.4 million of the Senior Notes in the years 1998 through 2000. As of November 2, 2002, the outstanding balance on the Senior Notes was $30.6 million.

         The Senior Notes are general unsecured obligations of the Company that rank senior in right of payment to all existing and future subordinated indebtedness of the Company, and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness of the Company. The indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and that place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. At November 2, 2002, the Company was in compliance with all covenants of the Senior Notes.

         REVOLVING CREDIT AGREEMENT

         A syndicate of banks provides the Company with a revolving credit facility (the Senior Credit Facility). On April 23, 2002, the Senior Credit Facility was amended to decrease the available borrowings to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The aggregate principal amount available for borrowing at any one time is based on defined levels of inventory and receivables reduced by outstanding and undrawn trade letters of credit and $10 million ($5 million during the months of August, September and October and, solely for 2002, November and the first half of December) as specified in the agreement. The aggregate principal amount available for borrowing at any one time is also subject to limitations based on credit card receivables and the value of inventories as if sold on a going-out-of-business basis, as specified in the agreement. At November 2, 2002, there were $123.8 million in cash borrowings under the revolver, and there were $30.5 million in letters of credit outstanding. The Term B promissory note had a balance of $20.2 million.

         On November 1, 2002, the Company executed the First Amendment to Fourth Amended and Restated Credit Agreement (the Amendment) with General Electric Capital Corporation and the syndicate. The Amendment is filed as Exhibit 10.1 to this Form 10-Q. The Amendment allows no revolving credit balances during the period from January 3, 2003 to February 2, 2003 and outstanding letters of credit must be less than or equal to $25 million at all times during this period. The amendment also allows the Company to reborrow $4.8 million of the Term B promissory note that was repaid on June 24, 2002. In addition, the Amendment includes a covenant that the Company must achieve a minimum EBITDA for each of the three months in the period from October 6, 2002 to January 4, 2003. Through November 2, 2002, the Company was in compliance with this covenant.

         The Term B promissory note is collateralized by the Company's inventory and owned buildings and is due in June 2005. The remainder of the Senior Credit Facility is collateralized by the Company's inventory, equipment and credit card receivables and expires in June 2005. Interest on cash borrowings under the Senior Credit Facility is at LIBOR plus 2.75%, the commercial paper rate plus 2.75%, or the prime rate plus 1.50%. With respect to the Term B promissory note, the interest rate is the prime rate plus 4%, plus an additional 5% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month.

         The Senior Credit Facility contains restrictions and covenants which, among other things, restrict the ability of the Company to make capital expenditures; acquire or merge with another company; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on the 11 1/4% Senior Notes, except pursuant to a permitted refinancing; create liens or other encumbrances, and pay dividends or make other distributions. The Senior Credit Facility also requires the Company to maintain certain financial covenants. At November 2, 2002, the Company was in compliance with all covenants of the Senior Credit Facility.

         The Senior Credit Facility contains a requirement that the Company either amend, refund, renew, extend or refinance the outstanding 11 1/4% Senior Notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005.

6.       SALE LEASEBACK OF HEADQUARTERS FACILITY

         During June 2002, the Company entered into an agreement for the sale and leaseback of the Company's corporate headquarters and distribution center in Brooklyn Park, Minnesota for net proceeds of $12.5 million. The initial term of the lease is 15 years, with an option to renew for an additional five-year period. The agreement includes an option for the Company to buy out the lease at the end of the term for a price of $500,000. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases".

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

         After operating the Travel businesses for a period of time, the Company determined that the economic characteristics of Wilsons and Travel differ in certain material respects. The Travel division relies heavily on premium nationally branded merchandise obtained from third party vendors, in contrast to Wilsons, which purchases substantially all of its products from contract manufacturers and sells such products under its own private labels. In addition, Wilsons is a more seasonal business, with the peak in sales from October to January, whereas Travel sales are more constant throughout the year. The Company maintains a separate management team and financial results for the Travel business that are separate and distinct from Wilsons. The Company's chief operating decision-maker evaluates the financial results for each of the segments to make operating and strategic decisions. It is for these reasons that the Company reports in two segments for SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" purposes. Prior period financial data has been restated to reflect this change.

         The following table sets forth the information for the Company's reportable segments (in thousands, except percentages):

                                    THREE MONTHS ENDED              YEAR TO DATE PERIOD ENDED
                                NOVEMBER 2,     NOVEMBER 3,       NOVEMBER 2,        NOVEMBER 3,
                                   2002            2001              2002               2001
                               -----------------------------------------------------------------
REVENUES
Wilsons                           $ 110,186      $ 114,281         $ 268,439          $ 270,388
Travel                               22,429         26,719            72,819             82,254
                               -----------------------------------------------------------------
Total                             $ 132,615      $ 141,000         $ 341,258          $ 352,642

LOSS FROM OPERATIONS
Wilsons                           $ (18,104)     $ (12,338)        $ (66,235)         $ (48,892)
Travel                               (7,040)        (6,960)          (24,355)           (11,664)
                               -----------------------------------------------------------------
Total                             $ (25,144)     $ (19,298)        $ (90,590)         $ (60,556)

INTEREST EXPENSE, NET
Wilsons                           $   1,602      $   2,149         $   2,984          $   3,244
Travel                                1,606          1,449             4,302              3,219
                               -----------------------------------------------------------------
Total                             $   3,208      $   3,598         $   7,286          $   6,463

LOSS BEFORE INCOME TAXES
Wilsons                           $ (19,706)     $ (14,487)        $ (69,219)         $ (52,136)
Travel                               (8,646)        (8,409)          (28,657)           (14,883)
                               -----------------------------------------------------------------
Total                             $ (28,352)     $ (22,896)        $ (97,876)         $ (67,019)

CAPITAL EXPENDITURES
Wilsons                           $   2,586      $   9,789         $   6,564          $  28,306
Travel                                1,040          5,150             2,614              7,083
                               -----------------------------------------------------------------
Total                             $   3,626      $  14,939         $   9,178          $  35,389

DEPRECIATION AND AMORTIZATION
  EXPENSE
Wilsons                           $   3,939      $   3,713         $  11,497          $  10,113
Travel                                1,192          1,422             3,482              4,815
                               -----------------------------------------------------------------
Total                             $   5,131      $   5,135         $  14,979          $  14,928

NUMBER OF STORES
Wilsons                                                                  628                624
Travel                                                                   135                149
                                                           -------------------------------------
Total                                                                    763                773

COMPARABLE STORE SALES
Wilsons                               -6.80%        -14.30%            -5.50%             -7.30%
Travel                                -8.90%           N/A            -17.70%               N/A

                                                                  NOVEMBER 2,        FEBRUARY 2,
                                                                     2002                2002
INVENTORY                                                  -------------------------------------
Wilsons                                                            $ 205,437          $  92,940
Travel                                                                33,914             35,615
                                                           -------------------------------------
Total                                                              $ 239,351          $ 128,555

TOTAL ASSETS
Wilsons                                                            $ 327,472          $ 231,262
Travel                                                                71,373             97,510
                                                           -------------------------------------
Total                                                              $ 398,845          $ 328,772



8.       RELATED PARTY TRANSACTION

         On September 9, 2002, the Company sold the leasehold improvements and inventories at the "Desert Passage" El Portal store in Las Vegas, Nevada to Bribor, LLC for approximately $255,000. A principal of Bribor, LLC is Donald D. Borsack, who was formerly a Vice President of Wilsons Leather and President of the El Portal Group, prior to its acquisition by Wilsons Leather. This transaction was in compliance with the terms of the non-competition agreement between Borsack and the Company, which was signed upon Borsack's termination from Wilsons Leather in March 2002.

9.       SUBSEQUENT EVENTS

         On November 4, 2002, pursuant to the First Amendment to Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation and the syndicate, the Company reborrowed $4.8 million of the Term B promissory note, which brought the outstanding balance to $25.0 million.

         On November 19, 2002, the Company announced the closing of all 135 stores operated by its subsidiaries El Portal Group, Inc., Bentley's Luggage Corp. and Florida Luggage Corp. (the Travel Subsidiaries). The Travel Subsidiaries and certain of their affiliates entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC and Hilco Real Estate, LLC (collectively Hilco) to immediately liquidate the inventory in such stores and exit the store leases. Pursuant to the Agency Agreement, Hilco will pay a guaranteed amount of 85% of the cost value of the inventory, subject to certain adjustments. Hilco will be responsible for all expenses related to the sale. In addition, Hilco will assist in negotiations to exit leases on approximately 117 stores. The Agency Agreement was approved after the solicitation of competitive bids.

         On December 3, 2002 the Company filed Form 8-K with the Commission, providing the required pro-forma disclosure of the liquidation. The Company anticipates recording an estimated $31.8 million after-tax charge for the liquidation of the Travel Subsidiaries during the fourth quarter of its fiscal year 2002. This charge will relate primarily to lease termination costs, write-off of assets, and severance payments.

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

         OVERVIEW

         We are the leading specialty retailer of high-quality leather outerwear, apparel and accessories and, at November 2, 2002, the leading specialty retailer of travel products and accessories in the United States. Our multiple store formats for each of our concepts are designed to reach a broad customer base with a superior level of customer service. Utilizing our integrated worldwide leather sourcing network and in-house design capabilities, we are consistently able to provide our customers high-quality, fashionable merchandise at attractive prices and minimize fashion risk by reacting quickly to popular and emerging fashion trends and customer preferences and rapidly replenishing fast-selling merchandise.

         At November 2, 2002, we operated a total of 763 permanent retail stores located in 46 states, the District of Columbia, Puerto Rico and Canada. Our Wilsons Leather concept (Wilsons) included 492 mall stores, 110 outlet stores and 26 airport locations and our travel subsidiaries

(Travel) operated 135 El Portal, Bentley's Luggage and California Luggage Outlet stores. Each year we supplement our permanent stores with seasonal stores during our peak selling season, which totaled 281 in 2001. We plan to open approximately 285 seasonal stores in 2002.

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

         At November 2, 2002, we operated 135 premium travel products and accessories stores in 28 states and Puerto Rico under the El Portal, Bentley's Luggage, and California Luggage Outlet names. Our travel stores average approximately 2,600 square feet and feature premium nationally branded merchandise, including Tumi(R), Hartmann(R), Swiss Army(R), Travelpro(R), Kenneth Cole(R), Brighton(R), Dooney & Bourke(R), Zero Halliburton(R) and Samsonite(R), as well as our assortment of private labels, including El Portal(R), Signature(TM), Bentley's Luggage(TM) and Priorities(TM).

         Consolidated comparable store sales decreased 7.2% in the three months ended November 2, 2002, compared to a decrease of 14.3% in the same period of the prior year. Consolidated comparable store sales for the year to date period ended November 2, 2002 decreased 8.0% versus a decrease of 7.3% in the same period of the prior year. The prior year comparable store sales figures do not include the Travel stores. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 2, 2002 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 3, 2001

         Total net sales for the third quarter were $132.6 million compared to net sales in the third quarter last year of $141.0 million. The Wilsons businesses had net sales of $110.2 million compared to $114.3 million last year. Comparable store sales for Wilsons decreased by 6.8% during the quarter, compared to a decrease of 14.3% during the third quarter last year. The decrease was driven by both the men's and women's businesses, which decreased by 15.2% and 14.2%, respectively, offset by a 13.6% increase in the accessories business.

         Travel business net sales for the quarter were $22.4 million compared to $26.7 million last year. Comparable store sales during the third quarter decreased by 8.9%, with no comparable store sales figures available for the prior year. We believe the decrease in sales reflects an overall softness in the travel industry and the economy in general.

         We opened a total of 15 stores and closed eight stores in the third quarter of 2002, ended November 2, 2002, compared to opening 30 stores and closing eight stores in the third quarter of 2001, ended November 3, 2001. Included in the 15 stores opened in the third quarter of 2002 are four mall and 11 outlet stores. As of November 2, 2002, Wilsons Leather operated 763 permanent stores compared to 773 stores at November 3, 2001.

         Cost of goods sold, buying and occupancy costs for the third quarter of 2002 were 79.2% of net sales, or $105.1 million, compared to 74.6% of sales, or $105.1 million, for the same period a year ago. The increase of 4.6 points as a percentage of net sales is related to an increase in occupancy and buying costs and a decrease in sales. Gross margin decreased by 4.6% of net sales for the quarter as compared to last year due primarily to decreased sales of $8.4 million, higher markdowns of $2.7 million and $1.9 million in higher occupancy costs, offset by lower cost of goods sold of $5.6 million and $0.9 million of delivery and other expenses. Our inventories are valued under the retail inventory method on the LIFO basis. The difference in inventories between LIFO and FIFO method was not material as of November 2, 2002 and February 2, 2002. Buying and occupancy costs increased by 2.9% of net sales, or $1.9 million, over the prior year due to the increase in the occupancy costs for a similar average number of open stores in 2002 versus 2001.

         Gross margin for Wilsons decreased by 4.3% as a percentage of net sales compared to last year due primarily to decreased sales of $4.1 million, increased markdowns of $2.7 million and $0.6 million in delivery and other costs, and a $1.9 million increase in buying and occupancy costs over the prior year.

         Gross margin for Travel decreased by 8.5% as a percentage of net sales compared to last year due to decreased sales of $4.3 million, resulting in a decreased margin of $2.5 million.

         Selling, general and administrative expenses for the third quarter of 2002 were 35.8% of net sales, or $47.5 million, compared to 35.5% of net sales, or $50.0 million, for the same period last year. The decrease of $2.5 million was due mainly to savings realized from consolidation of certain Travel operations from Las Vegas, Nevada to Maple Grove, Minnesota.

         Depreciation and amortization expense was flat at $5.1 million for both years presented, and increased as a percentage of net sales to 3.9% from 3.6%. The zero net change in depreciation and amortization resulted primarily from decreased capital expenditures for new store construction and the elimination of goodwill amortization in accordance with the adoption of SFAS No. 142.

         Net interest expense was $3.2 million for the third quarter of 2002 as compared to $3.6 million during the same period last year due to a decrease in the level of short-term borrowings this year versus the prior year.

         Our provision for income tax benefits was 40% of income before income taxes for the three-month periods ending November 2, 2002 and November 3, 2001, respectively. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2002 to be approximately 40%.

RESULTS OF OPERATIONS FOR THE YEAR-TO-DATE PERIOD ENDED NOVEMBER 2, 2002 COMPARED TO THE YEAR-TO-DATE PERIOD ENDED NOVEMBER 3, 2001

         Total net sales for the year-to-date period ended November 2, 2002 were $341.3 million compared to last year net sales of $352.6 million. The Wilsons business had net sales of $268.4 million compared to $270.4 million last year. Comparable store sales for Wilsons decreased by 5.5% during the nine months, compared to a decrease of 7.3% during the same period last year. The decrease was driven by both men's and women's sales, with some offsetting improvement from accessories sales.

         The Travel business had net sales of $72.8 million compared to $82.3 million last year. Comparable store sales for Travel decreased by 17.7% during the nine months ended November 2, 2002, with no comparable store sales figures for the same period last year. We believe the decrease in sales reflects an overall softness in the travel industry and the economy in general.

         The Wilsons segment opened 30 stores and closed 21 stores during the nine months ended November 2, 2002 compared to opening 76 stores and closing 24 stores in the same period last year. Included in the 30 stores opened in the first nine months of 2002 are ten mall, 19 outlet, and one street store. Included in the 76 stores opened in the first nine months of 2001 are 35 mall, 34 outlet, and seven airport stores. The Travel segment opened two stores and closed 17 during the nine months ended November 2, 2002, compared to opening six stores, acquiring 106 stores with the acquisition of Bentley's Luggage in April 2001, and closing two stores in the same period last year. As of November 2, 2002, Wilsons Leather operated 763 permanent stores compared to 773 stores at November 3, 2001.

         Cost of goods sold, buying and occupancy costs for the period were 83.0% of net sales, or $283.2 million, compared to 76.8% of net sales, or $271.0 million, for the same period a year ago. Gross margin declined 6.2% as a percentage of net sales compared to last year due primarily to decreased sales levels of $11.4 million, higher promotional markdowns of $6.2 million, $1.0 million in higher delivery and other costs, $11.4 million in higher buying and occupancy costs, offset by $6.4 million in lower cost of goods sold. The difference in inventories between LIFO and FIFO was not material as of November 2, 2002 and November 3, 2001.

         Gross margin for Wilsons declined 4.5% as a percentage of net sales compared to last year due to higher buying and occupancy costs of $6.7 million, increased markdowns of $5.9 million and lower sales of $1.9 million, offset by a decrease in cost of goods sold of $3.3 million and $1.4 million in increased delivery and other costs.

         Gross margin for Travel decreased by 12.6% as a percentage of net sales compared to last year primarily due to a decrease in sales of $9.4 million and a $4.6 million increase in buying and occupancy costs, including an increase of $0.8 million for the expansion of the distribution center in Las Vegas, Nevada during the second quarter.

         Selling, general and administrative expenses were 39.2% of net sales, or $133.7 million, compared to 36.1% of net sales, or $127.3 million, for the same period last year. The increase is due to expenses of $1.9 million associated with the decision to close the corporate office for El Portal in Las Vegas, Nevada and a $3.7 million increase in selling expenses from the 106 stores acquired from Bentley's Luggage in April 2001 that are only included in the last six months of the nine month period ended November 3, 2001, and the 7.0% increase in the average number of stores over the prior year.

         Depreciation and amortization expense held constant at $15.0 million year over year. The increase in store depreciation from the Bentley's Luggage acquisition and the 7.0% increase in stores over the prior year is entirely offset by the decrease in goodwill amortization. Net interest expense increased $0.8 million from the same period last year. The increase is primarily the result of the El Portal and Bentley's Luggage acquisitions, which were funded with cash from working capital and our senior credit facility.

         Our provision for income tax benefits was 40% of income before income taxes for the nine-month periods ending November 2, 2002 and November 3, 2001, respectively. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2002 to be approximately 40%.

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

         Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits and mall traffic, causing us to delay or slow our expansion plans and has resulted in lower net sales than expected on a quarterly and annual basis.

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

         General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note, which has subsequently been paid down to $20.2 million at November 2, 2002, as discussed below, and a $75 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

         o 65% of net inventories of the type that we sold before the acquisitions of El Portal and Bentley's Luggage, which increases to 70% during the months of August, September and October (and, solely for 2002, November and the first half of December), provided that such percentage at no time may exceed 85% of the discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation;

         o plus 55% of net inventories of the type traditionally sold by El Portal and Bentley's

Luggage, which increases to 65% during the months of August, September and October (and, solely for 2002, November and the first half of December) provided that such percentage at no time may exceed 85% of the discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation;

         o plus 60% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

         o    plus 85% of credit card receivables; and

         o minus $10 million ($5 million during the months of August, September and October and, solely for 2002, November and the first half of December).

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

         On November 1, 2002, we executed the First Amendment to Fourth Amended and Restated Credit Agreement (the Amendment) with General Electric Capital Corporation and the syndicate. The Amendment is filed as Exhibit 10.1 to this Form 10-Q. The Amendment allows no revolving credit balances during the period from January 3, 2003 to February 2, 2003 and outstanding letters of credit must be less than or equal to $25 million at all times during this period. The Amendment allows us to reborrow $4.8 million of the Term B promissory note that was repaid on June 24, 2002. In addition, the Amendment includes a covenant requiring us to achieve a minimum EBITDA for each of the three months in the period from October 6, 2002 to January 4, 2003. Through November 2, 2002, the Company was in compliance with this covenant.

         As of November 2, 2002, we had borrowings of $123.8 million under the senior credit facility, and we had $30.5 million in outstanding letters of credit. The Term B promissory note had a balance of $20.2 million.

         Interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 2.75%, the commercial paper rate plus 2.75% or the prime rate plus 1.50%. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the prime rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 2% prepayment fee if prepaid on or after July 1, 2002 but on or prior to November 30, 2003 and a 1% prepayment fee thereafter. The Term B promissory note is prepayable on or after July 1, 2002 only with the consent of the senior lenders under the senior credit facility.

         The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on the 11 1/4% senior notes, referred to below, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. At November 2, 2002, we were in compliance with all covenants under the recently amended senior credit facility.

         The senior credit facility also contains a requirement that we either amend, refund, renew, extend or refinance the outstanding 11 1/4% senior notes on or before June 15, 2004 so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. The terms of any refunded, renewed, extended or refinanced notes cannot be more burdensome than the terms of the 11 1/4% senior notes and the rate of interest with respect to any such notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, extension or refinancing plus 7% per annum.

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

         On August 18, 1997, we completed a private offering of $75 million of 11 1/4% senior notes due 2004, referred to above, to certain institutional buyers. Interest on the 11 1/4% senior notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% senior notes mature on August 15, 2004. The indenture governing the 11 1/4% senior notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividends, to make certain payments or investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. The 11 1/4% senior notes are callable subsequent to August 15, 2001, at a defined premium. The 11 1/4% senior notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. During the years 1998-2000, we repurchased $44.4 million of our 11 1/4% senior notes. As of November 2, 2002, we had $30.6 million of 11 1/4% senior notes outstanding.

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

         On June 21, 2002, we completed a sale leaseback transaction for our headquarters facility and distribution center in Brooklyn Park, Minnesota for net proceeds of $12.5 million. $4.8 million of the net proceeds from the sale leaseback were used to pay down the Term B note from $25.0 million to $20.2 million. The remainder of the proceeds is being used for general corporate purposes.

         On November 4, 2002, pursuant to the First Amendment to Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation and the syndicate, we reborrowed $4.8 million of the Term B promissory note, which brought the outstanding balance to $25.0 million.

         On November 19, 2002, we announced the liquidation of the stores operated by our travel subsidiaries, as described in Note 9 to the Consolidated Financial Statements on page 18 of this report.

         CASH FLOW ANALYSIS

         Operating activities for the year to date period ended November 2, 2002 resulted in cash used of $186.1 million compared to cash used of $149.0 million in the corresponding period of 2001. We had a net loss of $83.3 million for the first nine months of 2002, primarily as a result of the $24.6 million charge for the adoption of SFAS No. 142 "Cumulative Effect of a Change in Accounting Principle" and the $18.5 million increase in net loss from operations over the prior year, which was due to lower sales, higher cost of goods sold and expenses related to the Travel Subsidiaries management changes and closing the Las Vegas, Nevada El Portal headquarters. Additionally, since February 2, 2002 there was a $110.8 million increase in inventories, an $11.7 million increase in accounts payable and accrued expenses, a $10.1 million decrease in taxes payable and other liabilities, an $11.1 million increase in prepaid expenses, a $2.4 million decrease in accounts receivable, a $21.0 million increase in taxes receivable, and $11.6 million in depreciation, amortization and other operating activities.

         During the same period last year, we had a net loss of $40.2 million. Additionally, from February 3, 2001 to November 3, 2001, there was a $99.6 million increase in inventories, a $22.2 million increase in accounts payable and accrued expenses, a $42.5 million decrease in taxes payable and other liabilities, a $7.3 million increase in prepaid expenses, a $0.7 million increase in accounts receivable and $19.1 million in depreciation, amortization and other operating activities.

         Changes in certain balance sheet accounts between February 2, 2002, and November 2, 2002 reflect normal seasonal variations within the retail industry. The level of cash and cash equivalents, inventories, accounts receivable, accounts payable and certain accrued liabilities fluctuate due to the seasonal nature of the working capital needs of our operations.

         Investing activities for the year to date period ended November 2, 2002 were comprised of $9.2 million in capital expenditures for the construction of new stores, the renovation of and improvements to existing stores, and the implementation of certain new information systems. In addition, there was an offset of $12.5 million in net proceeds from the sale leaseback transaction. Capital expenditures for the same period last year totaled $35.4 million. In addition, for 2001 $33.6 million was used primarily for the acquisition of Bentley's Luggage. For 2002, we expect capital expenditures to be approximately $10.0 million.

         Cash provided by financing activities for the year to date period ended November 2, 2002 was $139.6 million. This was comprised of $12.7 million from the issuance of common stock and exercise of stock options and $128.4 million in net borrowings, offset by $1.5 million in debt acquisition costs. Cash provided by financing activities for the same period last year was $167.9 million from the issuance of the $25.0 million Term B promissory note, which was used mainly for the acquisition of Bentley's Luggage, $142.1 million in short-term net borrowings primarily under the revolver, and $2.2 million from the issuance of common stock and exercise of stock options, offset by $1.4 million in debt acquisition costs.

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

         Under the transitional provisions of SFAS No. 142, the Company's goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below an operating segment. For purposes of our company, reporting units are defined as Wilsons and Travel. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, "guideline company" (comparable companies) and similar transaction methods. As a result of the Company's impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel segment by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the cumulative effect of this accounting change was reported in the Company's statement of operations net of a $1.7 million tax benefit.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No.
121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 were effective for fiscal years beginning after December 15, 2001. The Company applied this standard beginning in the first quarter of 2002 and it did not have a material impact on its financial position or its results of operations.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet determined what impact, if any, this statement will have on the Company's consolidated financial statements.

         In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect that the adoption of FIN 45 will have a significant impact on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings, and long-term debt obligations. We are averse to principal loss and ensure the safety and preservation of our investments by limiting default risk and market risk.

         We mitigate default risk by investing in high quality credit securities. Market risk is limited by including only securities with active markets in our portfolio. All short-term investments mature within one year. At November 2, 2002, we had no cash and cash equivalents.

         Our senior credit facility carries interest rate risk that is generally related to either LIBOR, commercial paper rates or the prime rate. The Term B promissory note also has a fluctuating interest rate. If any of these rates were to change while we were borrowing under the facility or while we had an outstanding balance on the Term B promissory note, interest expense would increase or decrease accordingly. As of November 2, 2002, there were $123.8 million in borrowings under the senior credit facility, $30.5 million in outstanding letters of credit, and $20.2 million outstanding under the Term B promissory note.

         We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At November 2, 2002, we had fixed rate debt of $30.6 million maturing in August 2004.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls. In the quarter ended November 2, 2002, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

                          ----------------------------

         Except for historical information, matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: economic downturns; changes in customer shopping patterns; unseasonable weather; failure of results of operations to meet expectations of research analysts; risks associated with future growth; risks associated with our debt service; change in consumer preferences and fashion trends away from leather; seasonality of the business; risks associated with foreign sourcing and international business; disruptions in product supplies; decreased availability and increased cost of leather; competition in our markets; loss of key members of our management team; reliance on third parties for maintaining our management information systems; concentration of our common stock; anti-takeover effects of classified board provisions in our articles of incorporation and by-laws; volatility of our common stock; war, acts of terrorism or the threat of either; and interruption in the operation of corporate offices and distribution centers. Certain of these risk factors are more fully discussed in the Company's 2001 Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

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

                  10.1 First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 1, 2002, by and among Wilsons Leather Holdings Inc., General Electric Capital Corporation, the credit parties signatory thereto and the lenders signatory thereto.

                  10.2 Unqualified Release Agreement dated August 22, 2002 by and between John A. Fowler and Wilsons Leather Holdings Inc.

                  10.3 Consulting Agreement dated August 11, 2002 by and between John A. Fowler and Wilsons Leather Holdings Inc.

                  99.1 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         B. Reports on Form 8-K: The Company filed one report on Form 8-K during the third quarter ended November 2, 2002, as follows:

                  Form 8-K filed on August 23, 2002, announcing the financial results for the second quarter ended August 3, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.


By: /s/  Peter G. Michielutti
    ------------------------------------
         Peter G. Michielutti
         Senior Vice President and
         Chief Financial Officer

Date:    December 16, 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002
                                       /s/ Joel N. Waller
                                       ----------------------------------------
                                       Joel N. Waller, Chairman of the Board of
                                       Directors and Chief Executive Officer
                                       (principal executive officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002
                                   /s/ Peter G. Michielutti
                                   -------------------------------------------
                                   Peter G. Michielutti, Senior Vice President
                                   and Chief Financial Officer
                                   (principal financial and accounting officer)

                                INDEX TO EXHIBITS

Exhibit
   No.            Description                                  Method of Filing
-------           ------------                                 ----------------

3.1      Amended and Restated Articles of Incorporation of
         Wilsons The Leather Experts Inc. adopted June 16,
         1998, as amended by the Articles of Amendment dated
         February 17, 2000 and May 23, 2002 (1)................Incorporated
                                                               by Reference

3.2      Restated Bylaws of Wilsons The Leather Experts Inc.,
         as amended June 16, 1998, January 25, 2000 and May
         23, 2002 (1) .........................................Incorporated
                                                               by Reference

4.1      Specimen of Common Stock Certificate. (2) ............Incorporated
                                                               by Reference

4.2      Indenture dated as of August 18, 1997 by and among
         Wilsons The Leather Experts Inc., the other
         corporations listed on the signature pages thereof,
         and Norwest Bank Minnesota, National Association,
         including specimen Certificate of 11 1/4% Series A
         Senior Notes due 2004 and specimen Certificate of 11
         1/4% Series B Senior Notes due 2004. (3) .............Incorporated
                                                               by Reference

4.3      Purchase Agreement dated as of August 14, 1997 by and
         among Wilsons The Leather Experts Inc., the
         Subsidiary Guarantors party thereto and BancAmerica
         Securities, Inc. (4) .................................Incorporated
                                                               by Reference

4.4      Registration Rights Agreement dated as of May 25,
         1996 by and among CVS New York, Inc., Wilsons The
         Leather Experts Inc., the Managers listed on the
         signature pages thereto, Leather Investors Limited
         Partnership I and the Partners listed on the
         signature pages thereto. (5) .........................Incorporated by Reference

4.5      Amendment to Registration Rights Agreement dated as
         of August 12, 1999 by and among Wilsons The Leather
         Experts Inc. and the Shareholders listed on the
         attachments thereto. (6) .............................Incorporated by Reference

4.6      Registration Rights Agreement dated as of January 10,
         2002, by and among the Company and the investors
         signatory thereto. (7) ...............................Incorporated by Reference

4.7      Registration Rights Agreement dated as of April 24,
         2002, by and among the Company and the investors
         signatory thereto. (8) ...............................Incorporated by Reference

10.1     First Amendment to Fourth Amended and Restated Credit
         Agreement dated as of November 1, 2002, by and among
         Wilsons Leather Holdings Inc. and General Electric
         Capital Corporation the credit parties signatory
         thereto and the lenders signatory thereto ............Electronic
                                                               Transmission

10.2     Unqualified Release Agreement dated August 22, 2002
         by and between John A. Fowler and Wilsons Leather
         Holdings Inc. ........................................Electronic
                                                               Transmission

10.3     Consulting Agreement dated August 11, 2002 by and
         between John A. Fowler and Wilsons Leather Holdings
         Inc. .................................................Electronic
                                                               Transmission

99.1     Certifications of Chief Executive Officer and Chief
         Financial Officer, pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 ...........................Electronic
                                                               Transmission


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