Form 10-K
period 2003-02-01
WILSONS THE LEATHER EXPERTS INC
filed 2003-05-02
CIK 1016607

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-21543

Wilsons The Leather Experts Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1839933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 Boone Ave. N., Brooklyn Park, MN (Address of principal executive offices)	55428 (Zip Code)

Registrant’s telephone number, including area code: (763) 391-4000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes ☒         No ☐

     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $44,896,383 based on the closing sale price for the common stock on April 21, 2003 as reported by the Nasdaq National Market. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     The number of shares outstanding of the registrant’s common stock, $.01 par value, was 20,613,085 at April 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on June 11, 2003 (the Proxy Statement), which will be filed within 120 days after the registrant’s fiscal year ended February 1, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K (Form 10-K). (The Compensation Committee Report, the Audit Committee Report, and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

WILSONS THE LEATHER EXPERTS INC.

FORM 10-K

For the fiscal year ended February 1, 2003

PART I

      When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies. Unless otherwise indicated, references to our fiscal year mean the year ended on the Saturday closest to January 31, which for the most recent fiscal year end was February 1, 2003, and references to 2003, 2002, 2001 and 2000 refer to the fiscal year ending January 31, 2004, and the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively.

Item 1.     Business

Disclosure Regarding Forward-Looking Statements

      The information presented in this Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of our control, including those set forth under “—Risk Factors,” beginning on page 10 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under “—Risk Factors,” as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth under “—Risk Factors” in this section. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify such forward-looking statements.

Overview

      We are the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multi-channel store locations are designed to target a broad customer base with a superior level of customer service. Through our worldwide leather sourcing network and in-house design capabilities, we are able to consistently provide our customers high-quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.

      As of February 1, 2003, we operated a total of 618 stores located in 45 states, the District of Columbia, and Canada, including 483 mall stores, 110 outlet stores and 25 airport locations. Each year we supplement our permanent stores with temporary seasonal stores during our peak selling season, which totaled 284 in 2002. Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 3,900 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports. Our proprietary labels, including M. Julian®, Maxima®, Pelle Studio® and Wilsons LeatherTM, are positioned to appeal to identified customer lifestyle segments.

      Wilsons House of Suede, Inc., one of our predecessor companies, was founded in the late 1940s and developed a strategy to sell quality leather products at affordable prices to the average consumer. In 1982, CVS New York, Inc. (“CVS”) acquired Wilsons House of Suede, Inc. Following this acquisition, CVS engaged in other strategic acquisitions, and in 1988 acquired Bermans The Leather Experts, Inc. to become a leading specialty retailer of leather apparel and accessories with expertise in all areas of the leather apparel business. By the time CVS acquired Georgetown Leather Design in 1993, our predecessor companies had grown to more than 500 stores nationally. In May 1996, certain members of our current management participated in a management buyout from CVS, and in May 1997, we completed our initial public offering.

Discontinued Operations

      On October 31, 2000, we acquired the El Portal Group, Inc. (“El Portal”), a specialty retailer of premium travel products and accessories with 38 stores based in Las Vegas, Nevada. On April 14, 2001, we acquired Bentley’s Luggage Corp., including its subsidiary, Florida Luggage Corp., (collectively “Bentley’s”) a specialty retailer of travel products with 106 stores based in Miami, Florida. We operated these two chains for 24 and 19 months, respectively with unsatisfactory financial results, and as a result, on November 19, 2002, we announced the liquidation of all 135 stores operated by El Portal and Bentley’s (the “Travel Subsidiaries”). The Travel Subsidiaries business is classified as discontinued operations in our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fiscal years 2001 and 2000 have been reclassified to present discontinued operations for the Travel Subsidiaries. As a result of the significance of these reclassifications related to our discontinued operations for the Travel Subsidiaries, our 2001 and 2000 consolidated financial statements, which were previously audited by other independent auditors who have ceased operations, have been re-audited by our current independent auditors.

Restatement

      During 2001, the Company recorded a pre-tax, net adjustment of $5.4 million to cost of sales that related to $11.1 million of under-absorbed freight charges offset by reserve reversals of $5.7 million. In 2002, upon further analysis of this adjustment, and in consultation with KPMG, we determined that the timing of the recording of this adjustment in 2001 was incorrect and that $5.3 million of the $5.4 million net adjustment should have been reflected in our 2000 consolidated financial statements. Additionally, $3.2 million and $1.1 million of the $5.7 million reserve reversals should have been classified as an adjustment to tax expense and selling, general and administrative expense, respectively, rather than cost of goods sold.

      The effect of the correction of this error was to increase income from continuing operations and diluted earnings per share from continuing operations in 2001 by $3.2 million and $0.19, respectively, and to decrease income from continuing operations and diluted earnings per share from continuing operations in 2000 by $1.5 million and $0.09, respectively.

      The consolidated financial statements as of February 2, 2002, and February 3, 2001, and for the fiscal years ended February 2, 2002, and February 3, 2001, and notes thereto included in this Annual Report on Form 10-K have been restated to include the effects of the change of the timing of recording the adjustment for under-absorbed freight charges and the associated reclassifications.

Business Strategy

      The elements of our business strategy combine to create an assortment of labels and products that appeal to consumers from a broad range of socio-economic, demographic and cultural profiles. We completed internal market research during 2002, which took an even closer look at our demographics. We expect that our strategy will continue to position us as the leading specialty retailer of quality leather outerwear, accessories and apparel. The principal elements of our business strategy include:

      Pursue Multiple Store Formats. Our distribution network of multiple store formats allows us to specifically tailor our stores with a wide selection of merchandise at multiple price points and to optimize raw materials usage, inventory flow and sales across all channels. We operate our Wilsons Leather selling formats in malls, outlet centers, airports and an e-commerce site. We also operate temporary seasonal stores in malls and outlet centers during our peak selling season to complement our existing store base. These units provide us with opportunities to drive incremental sales, test new markets and further strengthen the Wilsons Leather brand nationally.

      Grow Brand Recognition. Our goal is to promote our proprietary labels and enhance their recognition among consumers. Our proprietary labels target specific customer segments: (i) M. Julian® and Maxima® for fashion-savvy young men and women, (ii) Pelle Studio® for the more sophisticated, confident and fashion-aware segment and (iii) Wilsons LeatherTM for the classic, traditional, value-conscious segment. In addition to our national network of stores, we promote the Wilsons Leather brand through a variety of in-store visual presentations, radio and magazine advertising, direct mail promotions and on our e-commerce site. Reflecting our strength as a mass-market retailer, we are expanding the power of the Wilsons Leather brand by focusing our marketing and merchandising on classic and contemporary styles designed to reach a much broader market. We will continue to market to our customers’ ethnic backgrounds, ages, income levels and fashion requirements through our unique lifestyle sub-brands.

      Target Core Customer Base. Our primary focus this year will be on using our distinct proprietary labels to tailor price points and levels of sophistication to grow with customers throughout their lives. We are targeting customers 18-45 years old and we are working to ensure that we are assorting our stores with the products they want. Our recently completed market research indicated that our high-potential, high-volume core customer is 26-37 years old.

      Increase the Merchandising of Accessories. We are focused on maintaining our accessories business within our retail concepts with an added emphasis on handbags. To support our objective of generating demand and sales throughout the year, we have expanded the accessories assortment in our stores. Through the development of new product styles and other merchandising activities, we plan to utilize accessories as an additional way of attracting customers into our stores. These products complement our outerwear and apparel selection and lead to higher “add-on” sales. Our accessories business has proven to be less seasonal and is consistently one of the highest margin categories in our stores.

      Capitalize on Worldwide Sourcing Network. We are able to leverage our worldwide sourcing network to benefit our Wilsons Leather stores. Our staff of in-house designers combines industry experience with the latest fashion trends to produce product lines that are both classic and fashion-forward. We have established strong relationships with suppliers globally and our design team works closely with our suppliers to ensure seamless development of leather colors and finishes. We have a staff of 45 professionals in Pacific Rim countries and South America to ensure that our designs are manufactured quickly with consistent, high-quality standards. Our control of design and sourcing results in shorter lead times than our competitors, reducing inventory requirements and fashion risk and permitting in-season reorders.

      Continue to Enhance Operations. In 2002, we consolidated our marketing, merchandising and sales functions under one fully integrated organization to accelerate improvements in the core business and maximize operating margins. In 2003, we intend to focus on improving store productivity, maximizing sales volume and margins in our various channels and enhancing our supply chain process to strategically control inventory levels. Our focus is on improving store productivity rather than aggressive store growth. We will continue to look for opportunities to close stores that are not meeting profitability targets. During 2003, we will continue to streamline our organization and look for alternative strategies to run our business more efficiently.

      Improve Balance Sheet and Enhance Cash Position. We are focused on conserving cash through tight expense controls throughout the organization, improved inventory management and limiting new store growth until we improve the profitability of our current store base. Capital expenditures for 2003 are capped at $10 million, with the majority of the funds being allocated to certain fully obligated store remodels.

      Rationalize Store Count. We had a net reduction of one store in 2002. In 2003, we will preserve capital and plan to limit store growth. We plan to open 10-15 stores where we have pre-existing commitments and close approximately 40-45 other locations for a net reduction of 30-35 stores. Beyond 2003, we will continue to analyze our store profitability on a market-by-market basis and will work to close unprofitable stores. We will opportunistically open stores in markets where we see growth prospects.

      Emphasize Quality of Product and Value to Customer. Our reputation was built by offering consumers a large selection of high-quality leather products at attractive prices. We are improving our quality, simplifying our store merchandise presentation and offering fashion-right products for our core customer group.

      Tighten Store Assortment. We are tightening our store assortment and stringently controlling inventories via an accelerated supply chain improvement initiative. We plan to reduce our outerwear stock keeping unit (SKU) count by approximately 50% this fall. We will do this by emphasizing key styles in each of our store formats. This will allow the best products to have a prominent presence in our stores. We plan to more effectively utilize our outlet channel to clear mall merchandise in order to keep the stores fresh and up to date.

Product Design and Merchandising

      Our mission is to tailor our merchandising to a targeted customer base by offering a broad selection of high-quality merchandise at attractive prices. Our merchandising staff, including buyers and designers, continuously monitors emerging trends and changing consumer preferences and utilizes information provided by our customers to ensure that we maintain a consistent and up-to-date selection of products. To further minimize our inventory risk and maximize our sales performance, our merchandising team utilizes an advanced management information system to test new merchandise in many of our stores before making large commitments and purchase orders with our suppliers.

      Our stores offer a large selection of leather outerwear, accessories and apparel. Accessories consist primarily of gloves, handbags, wallets, briefcases, computer cases, planners, belts, at attractive prices. We offer more than 3,500  styles of leather outerwear, accessories, and apparel throughout our Wilsons Leather stores.

      We believe that our integrated worldwide sourcing and in-house design capabilities enable us to gain numerous competitive advantages. As new market trends are identified, we make merchandise design decisions to ensure that key features of fashion merchandise are incorporated in future designs. Our in-house design staff will create and develop merchandise designs to ensure a consistent quality, theme and image. As part of the design process, we also consider the anticipated retail prices and profit margins of the merchandise, the availability of leather and raw materials and the capabilities of the factories that will manufacture the merchandise.

      Some key elements for merchandising our stores include:

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

      We believe that the name and reputation of the Wilsons Leather brand assures customers they are purchasing high-quality and fashionable merchandise. Over 90 percent of the merchandise in our stores is designed and sold under our proprietary labels: M. Julian®, Maxima®, Pelle Studio®, and Wilsons LeatherTM.

      Each of our labels is supplemented with in-store promotions and visual presentations to further emphasize customer lifestyle segmentation. We additionally offer a limited selection of other designer brands such as Kenneth Cole® and Andrew Marc® in our stores to highlight the value of our proprietary labels.

      The following table sets forth the percentages of net sales by major merchandise category from 2000 to 2002:

		2001	2000
	2002	(Restated)	(Restated)
Merchandise Category
Accessories	31.6%	28.0%	23.7%
Women’s apparel	35.0%	36.3%	39.1%
Men’s apparel	33.4%	35.7%	37.2%

Total	100.0%	100.0%	100.0%

Sourcing and Quality Control

      Throughout our history we have developed strong and long-standing relationships with our manufacturers and tanneries. In 2002, approximately 85.8% of our leather garments and 52.4% of our accessories were manufactured by 41 independently owned manufacturing facilities in China. We purchased 3.6 million leather garments and 8.9 million accessories in 2002. Our relationships, coupled with our significant purchasing power, enable us to achieve economies of scale and ensure that we can consistently obtain sufficient manufacturing capacity when needed.

      We believe that our extensive knowledge of the world’s leather markets is critical in mitigating price fluctuations in the cost of raw leather during times of high volatility. While we do not normally obtain possession of a significant level of raw material, we assist tanneries and factories in sourcing raw material from all over the world, ensuring broad access to the marketplace. However, from time to time we purchase supplies of leather to take advantage of market opportunities to ensure reserves of quality materials at acceptable prices. Raw leather is primarily sourced in Italy and South Korea, with additional product sourced from South America, Australia and New Zealand. Our buying strategies coupled with our expertise in leather development enable us to purchase entire lots of raw leather and use varying grades of raw leather in different products, providing us with significant price advantages.

      Our sourcing infrastructure and strong relationships with our suppliers allow us to effectively control merchandise production without owning manufacturing facilities. Our designers and buyers work closely with our sourcing team to identify and develop leather colors and finishes. We have a staff of 45 professionals located in China, India, Hong Kong, South Korea, Thailand and South America who are primarily responsible for overseeing the production and quality control process in overseas factories and are supervised by the sourcing team at Wilsons Leather’s headquarters in Minnesota. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to our technical specifications and providing technical assistance and quality control through inspection in the factories.

      Our merchandising department works closely with our overseas personnel to coordinate order fulfillment. We have consistently maintained our merchandise production cycle at approximately 90 days. We believe our merchandise production cycle is shorter than our competitors, and allows us to control our production needs and reorder faster-selling merchandise during our peak selling season. Our management believes that this strategy results in more effective and efficient inventory management and gives us the ability to tightly control our inventory and manage production as the business climate changes, thus reducing our need for markdowns on merchandise at the end of our peak selling season.

Store Formats and Locations

      As of February 1, 2003, we operated 618 retail stores located in 45 states, the District of Columbia, and Canada, including 483 mall stores, 110 outlet stores and 25 airport locations. We regularly supplement our permanent mall stores with temporary seasonal stores during our peak selling season. From October 2002 through January 2003, we operated 284 seasonal stores.

      Our e-commerce site at www.wilsonsleather.com offers leather outerwear, accessories and apparel, as well as company background and financial information.

Store Locations as of February 1, 2003:

State	Mall	Airport	Outlet	Total

Alabama	2	—	2	4
Arkansas	2	—	—	2
Arizona	5	—	3	8
California	56	2	14	72
Colorado	9	—	3	12
Connecticut	9	—	—	9
Delaware	3	—	1	4
Florida	18	2	7	27
Georgia	16	3	5	24
Iowa	7	—	1	8
Idaho	1	—	—	1
Illinois	29	5	3	37
Indiana	14	—	2	16
Kansas	4	—	1	5
Kentucky	4	—	—	4
Louisiana	5	—	1	6
Massachusetts	17	—	2	19
Maryland	14	1	4	19
Maine	3	—	2	5
Michigan	23	—	3	26
Minnesota	14	1	3	18
Missouri	9	—	3	12
Mississippi	—	—	2	2
North Carolina	12	2	3	17
North Dakota	4	—	—	4
Nebraska	3	—	—	3
New Hampshire	4	—	2	6
New Jersey	19	1	2	22
New Mexico	2	—	1	3
Nevada	4	—	2	6
New York	31	—	5	36
Ohio	23	—	3	26
Oklahoma	4	—	—	4
Oregon	6	—	1	7
Pennsylvania	22	2	4	28
Rhode Island	2	—	1	3
South Carolina	2	—	4	6
South Dakota	2	—	—	2
Tennessee	9	—	4	13
Texas	24	2	7	33
Utah	4	1	1	6
Virginia	11	1	3	15
Washington	14	—	2	16
Wisconsin	14	—	3	17
West Virginia	2	—	—	2
District of Columbia	1	1	—	2
Canada	—	1	—	1

GRAND TOTAL	483	25	110	618

      Site Selection. We utilize a detailed process to identify favorable store locations in existing or new markets. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics. Our site selection criteria include:

•	customer segment and demographic data derived from our point-of-sale network and outside sources;

•	information relating to population density in concentric circles surrounding the mall;

•	the performance of past seasonal stores within the mall;

•	the proposed location within the mall; and

•	projected profitability, cost, return on investment and cash-flow objectives.

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

      We maintain a dedicated staff with extensive experience in opening and closing our temporary seasonal stores, which we leverage in our other concepts. Once a seasonal store site is selected and the lease is executed, we are able to open a store within three days after we are allowed to occupy the space in the mall.

      Our real estate, store planning and executive management teams continually analyze the performance and profitability of our stores and markets to assess the potential for new and replacement stores and to identify underperforming stores. We estimate that our average net investment in our Wilsons Leather permanent mall stores is approximately $261,000 and approximately $288,000 for our outlet stores, including inventory and capital investment, net of landlord contributions. In 2003, we expect these stores to generate a three-year internal rate of return of approximately 15% and have an average discounted payback period of two-to-three years. We cannot ensure that our future store openings will have similar results to those experienced in the past.

      The following chart highlights the number of stores, by format, opened in each of the last three years:

	Mall	Outlet	Airport	Total

Store count as of January 29, 2000	444	55	30	529

Fiscal year ended February 3, 2001
Stores opened	38	28	2	68
Stores closed	(14)	(9)	(1)	(24)

End of year count	468	74	31	573

Fiscal year ended February 2, 2002
Stores opened	39	34	7	80
Stores closed	(15)	(14)	(5)	(34)

End of year count	492	94	33	619

Fiscal year ended February 1, 2003
Stores opened	12	22	—	34
Stores closed	(21)	(6)	(8)	(35)

End of year count	483	110	25	618

      Mall Stores. We operated 483 permanent Wilsons Leather mall stores in the United States as of February 1, 2003. Our mall stores showcase a full range of leather outerwear, apparel and accessories primarily under our proprietary labels. These stores average approximately 2,600 total leased square feet and are located in all types of shopping malls, serving diverse demographics. A typical mall store will carry a selection of approximately 1,400 different styles of our merchandise.

      We further supplement our permanent stores with temporary seasonal stores to better capitalize on our peak selling season. In 2002, we operated 259 seasonal mall stores. Our temporary seasonal stores also provide us the opportunity to test prospective mall locations and are generally located in malls where there is not a permanent Wilsons Leather store. A typical seasonal store will carry approximately 555 styles of our merchandise.

      Outlet Stores. Our 110 outlet stores are located in 36 states and operate under the names Wilsons Leather Outlet and Wallet Works. To maintain brand image, we generally locate outlet stores in large outlet centers in areas away from our permanent mall stores. Our Wilsons Leather Outlet stores offer clearance items and special outlet-only merchandise as well as certain key in-season products. Wilsons Leather Outlet stores average approximately 3,900 total leased square feet and generally carry approximately 2,100 styles of merchandise. Our Wallet Works stores average 1,400 square feet and carry only accessories. We currently have minimal Wallet Works stores open and plan to close the remaining locations over time. Our outlet stores also help us to sell the overages from our mall stores. We further supplement our permanent outlet stores with temporary seasonal stores to better capitalize on our peak selling season. We operated 25 seasonal outlet stores in 2002.

      Airport Stores. We launched our airport stores in an effort to showcase our Wilsons Leather brand and accessories. Our 25 airport stores located in the United States and Canada play an instrumental role in growing brand awareness, showcasing our brand and products to millions of travelers who pass by our airport stores each year. These stores average approximately 700 total leased square feet and carry approximately 1,000 of our best-selling styles, primarily accessories.

      E-Commerce. Our e-commerce site www.wilsonsleather.com offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. We are also using e-mail as a means of reaching out to our customers. The e-commerce site features key in-season merchandise as well as promotional merchandise and has been revamped to decrease the cost structure and to improve customer service. In 2002, we had 1.9 million visitors at our www.wilsonsleather.com e-commerce site, and achieved $4.5 million in online sales, an increase in sales of 16% over 2001. We plan to continue to invest prudently in the development and maintenance of our online presence, with the Internet serving as an additional shopping format for our customers, as well as a vehicle for building brand awareness.

      Store Operations. Our store operations are organized by region. The mall, outlet and airport stores are divided into six regions, with each region subdivided into districts. Each district manager is responsible for approximately 15 stores. Individual stores are staffed by a manager, an assistant manager, and a complement of full and part-time sales associates whose numbers fluctuate based upon expected and actual sales. A typical store manager has an average of more than four years of experience with our company. Store managers are responsible for sales and other operations including hiring and associate training, visual display and inventory control. All other aspects of store operations are administered centrally by our corporate offices. Temporary seasonal stores have a dedicated staff with the same responsibilities as the staff of our permanent stores. Temporary seasonal stores also provide an opportunity to develop and assess the skills of associates being considered for future permanent store management positions.

      A core aspect of our corporate culture is to focus on employee training and customer service. We emphasize sales associate training to ensure each associate has knowledge of our merchandise and the customer segments that the various labels are designed to serve. Our associates receive ongoing training in the unique properties of leather, the appropriate methods of care for the various leather finishes and the product specifications and details of our merchandise. In addition, we train associates to perform minor repairs in the store for customers free of charge.

      We regularly evaluate our customer service performance through customer comment cards, direct surveys of customers who return merchandise and mall intercept and telephone interview surveys. We also periodically conduct customer focus groups. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.

Distribution

      Merchandise for our stores is shipped directly from merchandise vendors or overseas manufacturers to distribution centers located in Brooklyn Park, Minnesota and Las Vegas, Nevada. From time to time, we also use third-party distribution centers on the West Coast during our peak selling season. We are party to a 15-year operating lease, with a five-year option to extend, for a 289,000 square-foot distribution center in Brooklyn Park, Minnesota, which is equipped with automated garment-sorting equipment and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 25% of the merchandise received in the distribution center is immediately sent to our stores through cross-docking, which allows for minimal handling and storage. Additional merchandise is stored in the distribution center to replenish stores weekly with key styles and to build inventory for the peak selling season. Through the integration of merchant and distribution systems, we are able to replenish goods frequently to ensure that stores maintain an appropriate level of inventory. We are also party to a five-year operating lease for an 86,000 square-foot distribution center in Las Vegas, Nevada, which is similarly equipped to the Brooklyn Park, Minnesota, distribution center. In addition, we are party to a three-year operating lease for a 45,600 square-foot distribution center in Maple Grove, Minnesota, that we are currently marketing for sub-lease.

Marketing and Advertising

      Our goal is to make Wilsons Leather the preferred resource for quality leather products. Consequently, our marketing strategy is to position Wilsons Leather as the leading fashion leather brand, capitalizing on our position as the leading specialty retailer of leather outerwear, accessories and apparel in the United States in all of our channels. Through compelling fashion photo imagery in our stores and store fronts, the Wilsons Leather brand identity and current fashion trends are communicated effectively to customers. Our airport stores showcase the Wilsons Leather brand to millions of travelers annually in some of the busiest airports in the world. Our e-commerce site makes our merchandise more accessible to customers, increases brand awareness and facilitates cross-marketing efforts with our brick-and-mortar stores.

      Marketing to a customer’s lifestyle supports our proprietary label collections. Each label targets specific lifestyles and offers apparel and accessories ranging from classic to contemporary styling. Targeting Americans currently between 26 to 37 years old is a key marketing initiative. Market research we completed during 2002 indicates that those consumers are high-potential, high-volume customers. We believe cross-channel brand marketing will be an important driver in our future success. By leveraging our various selling formats—malls, outlets, airports and our e-commerce site—we intend to strengthen Wilsons Leather in the marketplace as the fashion leather leader.

      Our marketing efforts extend to our corporate partners as well. In a move to target more than 75 million NASCAR fans, Wilsons Leather has unveiled plans to launch an exclusive line of Dale Earnhardt Incorporated products. The products, including leather jackets and accessories bearing the marks of Dale Earnhardt Jr., the Dale Earnhardt Legacy program and NASCAR, will be sold exclusively throughout Wilsons Leather stores nationwide. The official launch of the program will be promoted and advertised in leading NASCAR publications in the spring of 2003.

Information Systems

      Since 1997, we have invested more than $27.5 million in improving our information systems, completing the replacement of major operating platforms in the functional areas of merchandising, finance, human resources, manufacturing and store point-of-sale and back-office systems. These systems provide all levels of our organization access to information, powerful analytical tools to improve our understanding of sales and operating trends and the flexibility needed to anticipate future business needs. We believe that our current systems, which are fully scalable to accommodate future growth, are adequate to meet our operational plans over the next several years.

      Our point-of-sale and back-office systems have been designed to, among other things, free store employees’ time so that they can focus on serving our customers. Our point-of-sale system gives each store the ability to view inventory at other store locations, automates store operations, human resource and inventory management documentation and enables customer information collection. On a daily basis, we obtain sales and inventory data from stores, facilitating merchandising decisions regarding the allocation of inventory, pricing and inventory levels. Our connection to our overseas product sourcing offices provides both field management and home office personnel access to pertinent business information. The continuous flow of information to and from our overseas personnel permits us to control inventory better, plan manufacturing capacity, regulate merchandise flow and ensure product consistency among manufacturers.

Competition

      The retail leather outerwear, accessories, and apparel industry is both highly competitive and fragmented. We believe that the principal bases upon which we compete are selection, style, quality, price, value, store location and service. We compete with a broad range of other retailers, including specialty retailers, department stores, mass merchandisers and discounters and other retailers of leather apparel and accessories.

Trademarks

      We conduct our business under various trade names, brand names, trademarks and service marks in the United States, including M. Julian®, Maxima®, Pelle Studio®, Wilsons The Leather ExpertsTM, Tannery West®, Georgetown Leather DesignTM, WalletWorksTM, Wilsons LeatherTM, Handcrafted by Wilsons The Leather ExpertsTM, and Vintage by Wilsons The Leather ExpertsTM.

Employees

      As of February 1, 2003, we had approximately 4,350 full and part-time associates. During our peak selling season, from October through January, we employ approximately 4,000 additional seasonal associates. We consider our relationships with our associates to be good. None of our associates are governed by collective bargaining agreements.

Available Information

      Our Internet address is www.wilsonsleather.com. We make available free of charge through our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Risk Factors

      The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer.

The decline in general economic conditions has led to reduced consumer demand for our leather apparel and accessories, and could adversely affect our business and liquidity.

      Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	weather;

•	the outbreak of war and other significant national and international events; and

•	taxation and consumer confidence in future economic conditions.

      Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer spending habits and mall traffic, causing us to delay our expansion plans, and have resulted in lower than expected net sales on a quarterly and annual basis.

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

      Our quarterly results of operations for our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. For instance, our quarterly comparable store sales increases have ranged as high as 2.1% and as low as a negative 16.0% over the past eight quarters. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	general economic conditions and, in particular, the retail sales environment;

•	fashion trends;

•	calendar shifts of seasonal periods;

•	weather conditions;

•	maintaining appropriate inventory levels;

•	changes in our merchandise mix;

•	timing of promotional events; and

•	actions by competitors or mall anchor tenants.

      An inability to generate comparable store increases could have a material adverse effect on our business, financial condition and results of operations.

Our accounting policies and methods are key to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

      Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgement in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles, but also that they reflect management’s judgement as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements describes our significant accounting policies.

      We have identified two accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgements about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the valuation of inventory and (2) the valuation of property and equipment for impairment. Because of the uncertainty of estimates about these matters, we cannot provide any assurance that we will not:

•	significantly increase our allowance for obsolete inventory that is significantly higher than the amount reserved; or

•	recognize significant provision for impairment of our fixed assets at our stores.

      For more information, refer in this report to “Critical Accounting Policies,” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not be able to grow our business as planned.

      Our future operating results will depend, in part, on our ability to successfully open new stores and to effectively manage our business. Our ability to grow our business will be limited, however, if we are unable to improve the sales performance and productivity of our existing stores. Our future growth will also depend on our ability to:

•	design products, merchandise stores, manage inventory levels and take timely and necessary markdowns;

•	introduce and expand new selling concepts;

•	identify, negotiate, lease and open stores in suitable locations on a profitable and timely basis;

•	ensure the availability of and obtain the necessary capital to operate our business;

•	build, expand, consolidate and upgrade our distribution centers and information systems in an efficient and timely manner; and

•	hire, train and retain qualified personnel, including management executives and hourly sales associates.

We cannot assure you that we will be able to achieve all or any of these objectives.

The instruments governing our outstanding debt place certain obligations on us and restrictions on our operations which, if not met, could result in our inability to borrow under our senior credit facility or other penalties.

      Covenants contained within our senior credit facility require us to meet certain financial tests and limit capital expenditures. In addition, certain covenants and restrictions under our senior credit facility and the indenture governing our 11 1/4% senior notes due 2004 limit our ability to pay cash dividends or make other distributions, to acquire or merge with another entity, to make investments, loans or guarantees, to borrow additional funds or dispose of assets and to create liens or other encumbrances, possibly affecting our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities.

      The senior credit facility also contains a requirement that we either amend, refund, renew, extend or refinance the outstanding 11 1/4% senior notes due 2004 on or before June 15, 2004, so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. We are required to provide our lenders a plan for achieving such amendment, refunding, renewal, extension or refinancing by April 30, 2004. The terms of any refunded, renewed, extended or refinanced notes cannot be more burdensome than the terms of the 11 1/4% senior notes and the rate of interest with respect to any such notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, refinancing or extension, plus 7% per annum. There can be no assurance that any such amendment, refunding, renewal, extension or refinancing will be possible to obtain on such terms.

      The failure to comply with the covenants and restrictions contained in either the senior credit facility or the indenture governing our 11 1/4% senior notes could, if not cured or waived, result in a default permitting the senior lenders to accelerate payment of indebtedness (including letters of credit) under the senior credit facility and allow them to pursue other remedies (including foreclosing their liens on our assets). Acceleration of the indebtedness under the senior credit facility or the occurrence of another event of default under the indenture governing our 11 1/4% senior notes would also permit the holders of the 11 1/4% notes to accelerate payment of such notes and allow such holders to pursue their remedies.

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

      In addition, we cannot assure you that consumer sentiment toward and demand for leather will not change or that we will be able to react to any such changes effectively or at all. For example, certain countries supplying the hides used to make leather products have experienced outbreaks of certain highly publicized diseases, namely Bovine Spongiform Encephalopathy (so-called “mad-cow” disease) and hoof-and-mouth disease. There can be no assurance that demand for our leather products will not decline as a result of the publicity regarding these diseases or new scientific findings with respect to such diseases. If we are unable to anticipate, gauge and respond to changes in demand or if we misjudge fashion trends, our financial condition and operating results could be harmed.

The seasonality of our business could affect our profitability.

      Since our leather outerwear and apparel products are most often purchased during the holiday season, we experience substantial fluctuations in our sales and profitability. We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 62.0% of our annual sales in that time period in 2002, and 32.0% in December alone. Because our profitability, if any, is historically derived in the fourth quarter, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through January.

      Given the seasonality of our business, misjudgments in fashion trends, the outbreak of war and other significant national and international events or unseasonably warm or severe weather during our peak selling season could have a material adverse effect on our financial condition and results of operations. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including:

•	merchandise mix offered during the peak selling season;

•	the timing and level of markdowns and promotions during the peak selling season;

•	the net sales contributed by seasonal stores;

•	the timing of certain holidays; and

•	the number of shopping days and weekends between Thanksgiving and Christmas.

We could have difficulty obtaining merchandise from our foreign suppliers.

      We import our leather garments and accessories from independent foreign contract manufacturers located primarily in the countries of China, Indonesia and India. We do not have long-term contracts or formal supply arrangements with our contract manufacturers. In 2002, of the 12.5 million leather garments and accessories contracted for manufacture, approximately 75.2% were purchased from foreign suppliers. Foreign contract manufacturers located in The People’s Republic of China account for approximately 82.4% of our purchases from foreign suppliers. Additionally, in 2002, of the leather garments and accessories that we contracted for manufacture overseas, approximately 3% and 14% were from Indonesia and India, respectively. Trade relations with China, Indonesia and India have traditionally been unstable. If trade relations with these countries or any other country from which we source goods deteriorate, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise. Further, we cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States government, including the likelihood, type, or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to source products will occur. In addition, it will take time for us to transition our sourcing to other countries.

      Certain other risks related to foreign sourcing include:

•	economic and political instability;

•	transportation delays and interruptions, including delays relating to labor disputes;

•	restrictive actions by foreign governments;

•	trade and foreign tax laws;

•	fluctuations in currency exchange rates and restrictions on the transfer of funds; and

•	the possibility of boycotts or other actions prompted by domestic concerns regarding foreign labor practices or other conditions beyond our control.

      Any event causing a sudden disruption of imports from China or other foreign countries, including a disruption due to financial difficulties of a supplier, could have a material adverse effect on our business, financial condition and results of operations.

A decrease in the availability of leather or an increase in its price could harm our business.

      The purchase of leather comprised approximately 62.8% and 65.2% of our costs of goods sold for leather apparel and 49.7% and 48.5% of the costs of goods sold for accessories in 2002 and 2001, respectively. A number of factors affect the price of leather, including the demand for leather in the shoe, furniture and automobile upholstery industries. In addition, leather supply is influenced by worldwide meat consumption and the availability of hides, including during times of rapid destruction of animals to contain the spread of disease. Fluctuations in leather supply and pricing, which can be significant, may have a material adverse effect on our business and profitability.

Changes in customer shopping patterns could harm our sales.

      Most of our stores are located in enclosed shopping malls and regional outlet centers. Our ability to sustain or increase the level of sales depends in part on the continued popularity of malls and outlet centers as shopping destinations and the ability of malls and outlet centers, tenants and other attractions to generate a high volume of customer traffic. Many factors beyond our control may decrease mall traffic, including, among other things, economic downturns, the closing of anchor department stores, weather, concerns of terrorist attacks, construction and accessibility to strip malls or alternative shopping formats (such as catalogs or e-commerce). Any changes in consumer preferences and shopping patterns could adversely affect our financial condition and operating results.

The high level of competition in our markets may lead to reduced sales and profits.

      The retail leather apparel and accessories markets are highly competitive and fragmented. We compete with a broad range of other retailers, including other specialty retailers, department stores, mass merchandisers and discounters, many of which have greater financial and other resources. Increased competition may reduce sales, increase operating expenses, decrease profit margins and negatively affect our ability to obtain site locations and sales associates and other employees. There can be no assurance that we will be able to compete successfully in the future and, if we are unable to do so, our financial condition and operating results could be adversely affected.

The loss of key members of our senior management team could adversely affect our business.

      Our success depends largely on the efforts and abilities of our current senior management team. Their experience and worldwide contacts in the leather products industry significantly benefit us. If we were to lose the benefit of their experience and contacts, our business could be adversely affected. We do not maintain key-man life insurance on any members of our senior management team.

We rely on third parties for upgrading and maintaining our information systems.

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

      Our directors and executive officers beneficially own, in the aggregate, 16.2 percent of our common stock as of April 21, 2003. If these shareholders vote together as a group, they will be able to exert significant influence over our business and affairs, including the election of individuals to our board of directors. They will also be able to significantly affect the outcome of certain actions that require shareholder approval, including the adoption of amendments to our Amended and Restated Articles of Incorporation and the approval of certain mergers, sales of assets and other business acquisitions or dispositions. In addition, the ownership concentration of our stock may limit liquidity and cause shareholders to experience price fluctuations when selling large blocks of our stock.

              The market price for our common stock may be volatile.

      Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of:

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

      In addition, the Nasdaq National Market has experienced extreme volatility that has often been unrelated to the performance of particular companies. Future market fluctuations may cause our stock price to fall regardless of our performance. Such volatility may limit our ability in the future to raise additional capital.

              War, acts of terrorism, or the threat of either may negatively impact the availability of merchandise and otherwise adversely impact our business.

      In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale in our stores may be negatively affected. We import a substantial portion of our merchandise from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. In the event that commercial transportation is curtailed or substantially delayed due to a dock-worker’s strike or other similar work action, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

      The majority of our stores are located in enclosed shopping malls and regional outlet centers. In response to the terrorist attacks of September 11, 2001, security is being heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls and outlet centers. In addition, local authorities or mall management could close shopping malls and outlet centers in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales that would have a material adverse effect on our business, financial condition and results of operations.

              Any significant interruption in the operation of our corporate offices and distribution centers could have a material adverse effect on our business.

      Our corporate offices and distribution centers are highly centralized in two main locations. Our operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, hurricanes, floods or acts of terrorism) impacts the use of these facilities. There can be no assurances that we would be successful in obtaining alternative facilities in a timely manner if such a catastrophic event were to occur.

Item 2.	Properties

      As of February 1, 2003, we operated 617 leased store locations and one owned store location. Substantially all of our stores were located in shopping malls, outlet malls or airport retail locations. Store leases with third parties are typically five to 10 years in duration. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. As of February 1, 2003, of the 617 open leased Wilsons Leather stores, an affiliate of CVS guaranteed approximately 101 leases, all of which were entered into before the management buyout.

      We are party to a 15-year operating lease, with a five-year option to extend, for a 289,000 square-foot distribution center and 69,000 square-foot corporate office space located in Brooklyn Park, Minnesota. We are also party to a five-year operating lease for an 86,000 square-foot distribution center in Las Vegas, Nevada. In addition, we are party to a three-year operating lease for a 45,600 square-foot distribution center in Maple Grove, Minnesota, which we are currently marketing for sub-lease.

Item 3.	Legal Proceedings

      We are involved in various routine legal proceedings incidental to the conduct of our business. Although the outcome of these matters cannot be determined, we do not believe that any of these legal proceedings will have a material adverse effect on our financial condition or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 4a.	Executive Officers of the Registrant

      The following table sets forth certain information concerning our executive officers as of April 1, 2003:

Name	Age	Position

Joel N. Waller	63	Chairman and Chief Executive Officer
David L. Rogers	60	President and Chief Operating Officer
Peter G. Michielutti	46	Executive Vice President and Chief Financial Officer
Linda F. Angelacci	48	Vice President
Brian R. Bootay	49	Vice President
Betty A. Goff	46	Vice President
Jenele C. Grassle	43	Vice President
Jeffrey W. Orton	47	Vice President
Arthur J. Padovese	52	Vice President
Steven R. Waller	39	Vice President

      Joel N. Waller has served as Chairman and Chief Executive Officer of Wilsons Leather since April 1992. In 1983, CVS hired Mr. Waller as President of Wilsons Leather, and he served in such capacity until April 1992. Prior to joining Wilsons Leather, Mr. Waller served in several capacities at Bermans The Leather Experts, Inc., a specialty leather retailer, including Senior Vice President, General Merchandise Manager from 1980 to 1983, Division Merchandise Manager from 1978 to 1980 and Buyer from 1976 to 1978.

      David L. Rogers has served as President and Chief Operating Officer of Wilsons Leather since April 1992. In 1988, Mr. Rogers joined Wilsons Leather as Executive Vice President and Chief Operating Officer when Bermans The Leather Experts, Inc., a specialty leather retailer, was acquired by Wilsons Leather, and he served in such capacity until April 1992. Mr. Rogers served as Chief Operating Officer of Bermans The Leather Experts, Inc., from 1983 to 1988 and Chief Financial Officer from 1980 to 1984.

      Peter G. Michielutti has served as our Executive Vice President and Chief Financial Officer since March 2003, responsible for Finance, Information Systems, and Real Estate and also served as our Senior Vice President and Chief Financial Officer from March 2001 to February 2003. Prior to joining Wilsons Leather, Mr. Michielutti held various positions with US Bancorp, a financial services holding company, from 1998 to 2001, most recently as Executive Vice President from 1999 to 2001. Mr. Michielutti held various positions with Fingerhut Companies, Inc., a direct marketing retail business, most recently as Vice President and Chief Operating Officer from 1996 to 1998. He served at Household International, Inc., a financial service organization, from 1979 to 1995 in various finance positions.

      Linda F. Angelacci has served as our Vice President responsible for marketing since October 2002. Prior to joining Wilsons Leather, Ms. Angelacci was Senior Vice President of Marketing and Merchandise at The San Francisco Music Box Company, a specialty retailer of musical giftware, from 1999 to 2002. Ms. Angelacci served in various marketing and merchandising positions with WH Smith, an airport and hotel gift store retailer, from 1995 to 1999, most recently as Vice President of Marketing and Merchandising and as Vice President, Account Supervisor for W.B. Doner Advertising Inc., an advertising agency, from 1991 to 1995.

      Brian R. Bootay has served as our Vice President responsible for real estate and construction since October 2000. Prior to joining Wilsons Leather, Mr. Bootay was Vice President, Leasing at Venator Group Realty Corporation, a subsidiary of Venator Group, Inc. a specialty retailer of athletic footwear and apparel, from 1996 to 2000, Senior Vice President, Real Estate at CVS (formerly Melville Corporation), a diversified specialty retailer, from 1994 to 1996. Mr. Bootay also served as Vice President, Real Estate at Filene’s Basement, Inc., an off-price specialty retailer, from 1989 to 1994.

      Betty A. Goff has served as our Vice President responsible for human resources since February 1992 and served as our Director of Executive Recruitment and Placement from October 1987 to February 1992. Prior to joining Wilsons Leather, Ms. Goff served in various human resource management positions with Fingerhut Corporation, a subsidiary of Fingerhut Companies, Inc., a general merchandise catalog retailer, from 1983 to 1987, and most recently as Manager, Staffing and Employment from 1984 to 1987.

      Jenele C. Grassle has served as our Vice President responsible for all of merchandising since February 2003, and Vice President responsible for mall, airport, and holiday stores merchandising from July 2000 to January 2003. Prior to joining Wilsons Leather, Ms. Grassle held various merchandising positions at Target Corporation, a general merchandise retailer (formerly Dayton Hudson Corporation, now Marshall Field’s), an upscale department store retailer, from 1988 to 2000 and most recently as Division Merchandise Manager (Dayton Hudson Corporation) from 1994 to 2000.

      Jeffrey W. Orton has served as our Chief Information Officer and Vice President responsible for information systems and logistics since October 1997 and served as our Director of Strategic Analysis from March 1997 to October 1997, and Director of Business Process Reengineering from September 1993 to March 1997. Prior to joining Wilsons Leather, Mr. Orton held various positions at United States Shoe Corporation, a manufacturing and retail apparel and footwear company, from 1986 to 1993, and most recently as Director of Footwear Retail Systems from 1992 to 1993.

      Arthur J. Padovese has served as our Vice President responsible for store sales since February 2003 and Vice President responsible for outlets from October 2000 to January 2003. Prior to joining Wilsons Leather,

Mr. Padovese was an independent management consultant serving as Chief Operating Officer and Chief Financial Officer at Appraisal Enhancement Services, a property appraisal company, from 1999 to 2000, an investment banker for Green Tree Capital, a financial services company, from 1998 to 2000, and was co-founder of Jungle Adventures International Inc., a developer of entertainment centers, in 1998. He also served as President of Prints Plus, Inc., a specialty retailer, from 1986 to 1997.

      Steven R. Waller has served as our Vice President responsible for sourcing since January 1999, and served as our Director, Product Development from September 1998 to January 1999. Prior to joining Wilsons Leather, Mr. Waller served in various operations and import positions with G-III Apparel Group, Ltd., a leather and non-leather apparel manufacturer and distributor, most recently as Director of Imports from 1987 to 1998. Mr. Waller is the son of Joel N. Waller, our Chairman and Chief Executive Officer.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock, $.01 par value, trades on the Nasdaq National Market under the symbol WLSN. As of April 21, 2003, the market price of the common stock was $4.35. The following table presents the high and low market prices from February 3, 2001 through February 1, 2003.

Quarterly Common Stock Price Ranges

Fiscal Quarter Ended	High	Low

May 5, 2001	$24.00	$15.89
August 4, 2001	22.91	15.12
November 3, 2001	19.25	8.46
February 2, 2002	14.10	11.06

May 4, 2002	14.26	10.11
August 3, 2002	15.40	8.25
November 2, 2002	9.75	3.99
February 1, 2003	7.25	3.97

      There were 84 record holders of our common stock as of April 21, 2003.

Dividends

      We have not declared any cash dividends since our inception in May 1996. We currently intend to continue a policy of retaining all earnings to finance the continued growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by our board of directors. Our loan agreements and the indenture relating to the 11 1/4% senior notes due 2004 contain certain covenants limiting, among other things, our ability to pay cash dividends or make other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

      You should read the selected historical consolidated financial data set forth below with “Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements of the Company,” beginning on page F-1. The selected historical consolidated financial data has been derived from our audited consolidated financial statements.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

(in thousands except per share amounts and operating data)

	Years Ended

		February 2,	February 3,
	February 1,	2002(1)(2)(3)	2001(2)(3)(4)	January 29,	January 30,
	2003(1)	(Restated)	(Restated)	2000	1999

Statement of Operations Data:
Net sales	$571,547	$598,299	$619,932	$543,608	$459,372
Gross margin	167,243	194,964	232,531	202,868	155,871
Operating income (loss)	(13,603)	22,511	66,523	59,725	37,711
Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle	(23,856)	12,927	62,318	54,732	29,896
Provision (benefit) for income taxes	(9,543)	5,171	21,289	21,674	11,719

Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(14,313)	7,756	41,029	33,058	18,177
Income (loss) from discontinued operations, net of tax	(42,014)	(22,093)	29	—	—
Extraordinary loss on early extinguishment of debt, net of tax	—	—	(623)	(958)	—
Cumulative effect of a change in accounting principle, net of tax(5)	(24,567)	—	—	(1,449)	—

Net income (loss)	$(80,894)	$(14,337)	$40,435	$30,651	$18,177

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(0.71)	0.45	$2.45	$2.02	$1.17
Loss from discontinued operations	(2.10)	(1.28)	—	—	—
Extraordinary loss on early extinguishment of debt	—	—	(0.04)	(0.06)	—
Cumulative effect of a change in accounting principle	(1.22)	—	—	(0.09)	—

Basic earnings (loss) per share	$(4.03)	$(0.83)	$2.41	$1.87	$1.17

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(0.71)	0.45	$2.36	$1.94	$1.11
Loss from discontinued operations	(2.10)	(1.28)	—	—	—
Extraordinary loss on early extinguishment of debt	—	—	(0.03)	(0.05)	—
Cumulative effect of a change in accounting principle	(1.22)	—	—	(0.09)	—

Diluted earnings (loss) per share	$(4.03)	$(0.83)	$2.33	$1.80	$1.11

Weighted average common shares outstanding:
Basic	20,053	17,172	16,732	16,408	15,536
Diluted	20,053	17,172	17,342	17,064	16,381
Selected Operating Data:
Number of permanent stores open at end of period	618	619	573	529	518
Change in comparable store sales(6)	(7.0)%	(12.1)%	4.1%	11.5%	6.3%
Net sales per square foot for stores open entire period	$380	415	$503	$478	$426
Total selling square footage at end of period (in thousands)	1,377	1,359	1,203	1,046	1,024
Peak number of seasonal stores during period	284	281	239	274	265

	At Year Ended

		February 2,	February 3,
	February 1,	2002(1)(2)(3)	2001(2)(3)(4)	January 29,	January 30,
	2003(1)	(Restated)	(Restated)	2000	1999

Balance Sheet Data:
Working capital	$108,551	$102,262	$99,191	$126,855	$131,549
Inventories	118,701	92,940	106,164	79,221	84,971
Total assets	246,491	332,946	305,992	272,554	245,391
Total debt (short and long-term)	55,740	55,590	30,590	43,890	70,000
Shareholders’ equity	117,228	184,495	174,710	131,207	98,177

1.	Includes a charge to operations, before tax, of $1.0 and $5.4 million in 2002 and 2001, respectively, resulting from the impairment of property and equipment.

2.	Reclassified for the presentation of discontinued operations for the Travel Subsidiaries.

3.	The years as of and ended February 2, 2002, and February 3, 2001, have been restated for a correction of an error. During 2001, the Company recorded a pre-tax, net adjustment of $5.4 million to cost of sales that related to $11.1 million of under-absorbed freight charges offset by reserve reversals of $5.7 million. Upon further analysis of this adjustment, and in consultation with KPMG, we determined that the timing of recording this adjustment in 2001 was incorrect and that $5.3 million of the $5.4 million net adjustment should have been reflected in our 2000 consolidated financial statements. Additionally, $3.2 million and $1.1 million of the $5.7 million reserve reversals should have been classified as an adjustment to tax expense and selling, general and administrative expense, respectively, rather than cost of goods sold. The 2001 balance sheet also includes a tax effect of $1.7 million restatement related to reserve reversals stated above. Therefore, we have restated our consolidated financial statements for 2001 and 2000 to reflect this correction of an error and these misclassifications.

4.	Our results of operations for the year ended February 3, 2001, consisted of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-K.

5.	Includes a charge to operations, net of tax, of $24.6 million for the year ended February 1, 2003, resulting from the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets, and of $1.4 million, net of tax, for the year ended January 29, 2000, resulting from the cumulative effect of the adoption of a new method of accounting for revenue recognition of layaway sales.

6.	A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read with our selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements for all periods present the Travel Subsidiaries segment as discontinued operations. See “—Discontinued Operations.” Unless otherwise indicated, the following discussion relates only to Wilsons Leather’s continuing operations.

      Our fiscal year-end is the Saturday closest to January 31. Unless otherwise indicated, references to 2003, 2002, 2001 and 2000 in this Form 10-K refer to the fiscal year ending January 31, 2004, and the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Overview

      At February 1, 2003, we operated 618 stores using various formats including mall stores, outlet stores and airport locations. We also operated temporary seasonal stores to better capitalize on our peak selling season from October through December.

      We generate a significant portion of our sales from October through January, 62.0% in 2002, which includes the holiday selling season. During December, we generated 32.0% of our annual sales for 2002. As part of our strategy to improve operating margins and maximize revenue and profitability during non-peak selling seasons, we increased the number of outlet locations, which are less seasonal, and modified our product mix to emphasize accessories. Accessories sales grew as a percentage of sales to 31.6% in 2002 from 23.5% in 1999 largely due to creating new styles designed to match our customers’ lifestyle needs.

      Comparable store sales decreased 7.0% and 12.1% in 2002 and 2001, respectively, and increased 4.1% in 2000. Income (loss) from continuing operations as a percentage of sales for the three years was (2.5)%, 1.3% and 6.6%, respectively. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

      The following table contains selected information for each of our store formats for 2002.

		Comparable		Sales per
	Sales	Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$376.7	(9.2)%	2,100	$369.3
Outlet stores (Wilsons Leather Outlet and Wallet Works)	123.1	0.1	3,200	370.8
Airport stores	20.3	3.1	600	1,193.5
E-commerce	4.5	—	—	—
Seasonal	46.9	—	—	—

Total	$571.5

      The following table contains selected information for each of our store formats for 2001.

				Sales per
	Sales	Comparable Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$410.9	(13.9)%	2,100	$405.7
Outlet stores (Wilsons Leather Outlet and Wallet Works)	107.4	(0.1)	3,100	403.8
Airport stores	23.4	(9.6)	700	1,073.6
E-commerce	3.9	—	—	—
Seasonal	52.7	—	—	—

Total	$598.3

(1)	Sales per square foot is defined as net sales for stores open a full 12 months divided by total selling square feet for stores open a full 12 months.

Critical Accounting Policies

      On December 12, 2001, the United States Securities and Exchange Commission (the “SEC”) issued Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which encourages the identification and disclosure of the most critical accounting policies applied in the preparation of a company’s financial statements. In response to FRR No. 60, management has determined that our most critical accounting policies are those related to inventories and property and equipment impairment.

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

Inventories

      We value our inventories, consisting primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis, which approximated first-in, first-out (“FIFO”) cost as of February 1, 2003, and February 2, 2002. The inventory cost includes the cost of both merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Property and Equipment Impairment

      Our property and equipment consists principally of store leasehold improvements and are included in the “Property and Equipment” line item in our consolidated balance sheets included in our consolidated financial statements. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. We review long-lived assets for impairment whenever events, such as decisions to close a store or changes in circumstances, indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss for a particular market of stores impaired equal to the difference between the carrying value and the asset’s fair value, which is indicated by the discounted future cash flows using a risk-adjusted rate of return. We recorded charges of $1.0 and $5.4 million for impaired assets during the fourth quarters of 2002 and 2001, respectively. Decisions to close stores in a market can also result in accelerated depreciation over the revised useful life. Most store closures occur upon the lease expiration.

Results of Operations

      The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of net sales:

	Years Ended

		February 2,	February 3,
	February 1,	2002	2001
	2003	(Restated)(1)	(Restated)(1)

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	70.7	67.4	62.5

Gross profit	29.3	32.6	37.5
Selling, general and administrative expenses	28.8	26.5	25.1
Depreciation and amortization	2.9	2.3	1.7

Operating income (loss)	(2.4)	3.8	10.7
Interest expense, net	1.8	1.6	0.7
Income tax provision (benefit)	(1.7)	0.9	3.4

Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(2.5)	1.3	6.6
Loss from discontinued operations, net of tax	(7.4)	(3.7)	—
Cumulative effect of a change in accounting principle, net of tax	(4.3)	—	—
Extraordinary loss on early extinguishment of debt, net of tax	—	—	(0.1)
Net income (loss)	(14.2)%	(2.4)%	6.5%

(1)	Amounts have been restated to reflect a correction of an error in 2001 and 2000. All amounts have also been reclassified for the presentation of discontinued operations for the Travel Subsidiaries. See Notes 2 and 3 under “Item 6. Selected Financial Data” for more information.

2002 Compared to 2001

      Net sales decreased 4.5% to $571.5 million in 2002 from $598.3 million in 2001. The $26.8 million sales decrease was due to: (1) a $35.6 million decrease from a 7.0% comparable store sales decrease, (2) an $18.4 million decrease from 2002 and 2001 store closings, and (3) a $5.8 million decrease from lower seasonal store sales. These decreases were offset by (1) a $32.4 million increase due to new store openings in 2002 that were not accounted for as part of comparable store sales, and (2) a $0.6 million increase in e-commerce sales volume.

      Causes for the net sales decrease were threefold: (1) the sluggish economy that has not yet recovered from the tragic events of September 11, 2001, and the threat of war, (2) the dock workers strike on the West Coast that delayed product shipments to stores at the beginning of the peak retail season (October), and (3) over-assortment, more promotional goods at lower price points and a higher than average proportion of suede products.

      We opened 34 stores and closed 35 stores in 2002, compared to opening 80 stores and closing 34 stores in 2001. As of February 1, 2003, we operated 618 stores compared to 619 stores at February 2, 2002. Our selling square footage increased 1.28% to 1,376,600 from 1,359,200 in 2001. We operated 284 seasonal stores during the 2002 holiday season as compared to 281 seasonal stores during 2001.

      Cost of goods sold, buying and occupancy costs increased to 70.7% as a percentage of net sales in 2002 from 67.4% of net sales in 2001 due to lower sales volume of $26.8 million. The 3.3% increase translates into a $1.0 million increase over 2001. The percentage variance is greater due to the deleveraging effect of occupancy costs on a reduced sales base. This $1.0 million increase from 2001 was due to: (1) $9.5 million in higher buying and occupancy costs, resulting from an increase in the average number of permanent stores operated of 3.2% from 604 in 2001 to 623 in 2002, (2) a $1.9 million increase in freight costs, due primarily to the West Coast port shutdown, partially offset by (3) $10.4 million in lower cost of goods sold costs due to lower sales volume in 2002 compared to 2001. The difference in inventories between the LIFO and FIFO methods was not material as of February 1, 2003.

      Selling, general and administrative expenses increased to $164.5 million in 2002 from $158.5 million in 2001, and increased as a percentage of net sales to 28.8% from 26.5%. The increase was primarily due to: (1) a $3.1 million increase in store selling expenses, including, but not limited to payroll expense, which fluctuates with the store count, (2) a $5.9 million increase in general administrative costs for higher employee benefit costs due to increased insurance costs, costs for corporate restructuring activities and higher legal fees, and (3) $2.4 million in lower credit memo service charge income compared to 2001 since 2001 included the initial impact of recording the fee and 2002 represented only current year activity, partially offset by (4) approximately $3.7 million in lower amounts of fixed asset impairments and write-off in 2002, and a $1.7 million reduction in 2002 expenses due primarily to lower sales volume.

      Depreciation and amortization increased to $16.3 million in 2002 from $13.9 million in 2001, and increased as a percentage of net sales to 2.9% from 2.3%. The increase resulted from depreciation on a higher base of assets resulting from the $33.0 million prior year increase in fixed assets coupled with $8.8 million in new capital expenditures in 2002 ($5.4 million on construction of new stores and the renovation of existing stores and $3.4 million in administrative projects).

      As a result of the above, operating income (loss) decreased to a net loss of $13.6 million, or 2.4% of net sales in 2002 from income of $22.5 million, or 3.8% of net sales in 2001.

      Net interest expense increased to $10.3 million in 2002 from $9.6 million in 2001 due to $0.7 million of lower interest income in 2002 from fewer short-term investments that were held, on average, for a shorter period, and an increase in interest rates on short-term debt outstanding, partially offset by lower average borrowings of long-term debt.

      The income tax benefit was $9.5 million in 2002 compared to a $5.2 million tax provision in 2001. The effective rate of 40% remained constant from 2001 to 2002.

      Net loss from continuing operations for 2002 was $14.3 million compared to net income from continuing operations of $7.8 million in 2001.

      Loss from discontinued operations was $42.0 million in 2002 compared to $22.1 million in 2001. Included in the 2002 figure is $27.2 million in charges, net of tax, for the disposal of substantially all fixed assets, the markdown of inventory and severance and lease termination costs for the Travel Subsidiaries in 2002 and $14.8 million in losses from operations prior to liquidation. In addition, in 2002 there was a cumulative effect of change in accounting principle charge of $24.6 million, net of tax, for the Travel Subsidiaries related to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. See “Consolidated Financial Statements of the Company, Note 3. Discontinued Operations,” beginning on page F-14, for further details.

     2001 Compared to 2000

      Net sales decreased 3.5% to $598.3 million in 2001 from $619.9 million in 2000. The $21.6 million sales decrease was due to: (1) a $63.6 million decrease associated with a 12.1% comparable store sales decrease which was the result of weakness in all merchandise categories, offset by (2) increased sales of $35.7 million from 80 new stores offset by 34 stores closing for a net additional 46 stores during 2001, and $5.9 million in increased seasonal sales from 42 additional seasonal stores operated in 2001 as compared to 2000, and (3) increased e-commerce sales of $0.4 million. Causes for the comparable store sales decrease were twofold: (1) at the onset of our peak season, severe damage was done to consumer spending and retail traffic levels by the tragic events of September 11, 2001, and (2) results for our stores for the fourth quarter were adversely affected by one of the warmest, driest winters on record for the continental United States.

      We opened 80 stores and closed 34 stores in 2001 compared to 68 store openings and 24 store closings in 2000. As of February 2, 2002, we operated 619 stores compared to 573 stores at February 3, 2001. Our selling square footage increased 13.0% to 1,359,200 from 1,203,100 in 2000. We operated 281 seasonal stores during the 2001 holiday season compared to 239 seasonal stores during 2000.

      Cost of goods sold, buying and occupancy costs increased to 67.4% of net sales, from 62.5% of net sales in 2000. This $15.9 million increase from 2000 was due to: (1) $28.3 million from clearance activity which necessitated higher markdowns to generate sales, (2) $8.7 million from higher buying and occupancy expenses from the increased store count in 2001 compared to 2000, partially offset by (3) an $11.5 million reduction due to the decrease in sales and a one-time $9.6 million charge for previously under-absorbed freight and customs charges in 2000. Our inventories are valued under the retail inventory method using the LIFO basis. The difference in inventories between the LIFO and the FIFO methods was not material as of February 2, 2002.

      Selling, general and administrative expenses increased to $158.5 million in 2001 from $155.8 million in 2000, and increased as a percentage of net sales to 26.5% from 25.1%. The increase was primarily due to: (1) a $4.9 million increase in store selling expenses, including, but not limited to payroll expense, which fluctuates with the store count, and (2) a $6.1 million increase in loss on asset disposal, primarily due to the $5.4 million charge taken in the fourth quarter of 2001 discussed further below, and (3) a $0.7 million increase in various corporate expenses, partially offset by (4) a $2.7 million reduction in e-commerce operating expenses, (5) $3.1 million in service charge income due to the initial impact of assessing a service charge on outstanding credit memos, and (6) a $3.2 million decrease for general administrative cost savings initiatives.

      During the fourth quarter of 2001, our long-term forecast for the profitability of certain stores decreased significantly due to industry trends and revised forecasts. We prepared an analysis in accordance with SFAS No. 121 to determine if there was impairment of certain store property and equipment and goodwill. The analysis resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting identifiable cash flows at a discount rate commensurate with the risks involved. Based on the analysis that we performed, we recorded a charge in 2001 of $5.4 million for impaired assets and closed stores in selling, general and administrative costs.

      Depreciation and amortization increased to $13.9 million in 2001 from $10.2 million in 2000, and increased as a percentage of net sales to 2.3% from 1.6%. The increase resulted from depreciation on a higher base of assets resulting from the $30.6 million prior year increase in fixed assets coupled with the $24.7 million in new capital expenditures for the construction of new stores and the renovation of existing stores. In addition, $8.3 million was spent on administrative projects, for a total of $33.0 million in new capital assets placed in service during 2001.

      As a result of the above, operating income decreased to $22.5 million or 3.8% of net sales in 2001 from $66.5 million or 10.7% of net sales in 2000.

      Net interest expense increased to $9.6 million in 2001 from $4.2 million in 2000 due to additional financing required for the acquisitions of Bentley’s in 2001 and El Portal in 2000.

      The income tax provision was $5.2 million in 2001 compared to a $21.3 million tax provision in 2000. The effective rate increased to 40% in 2001 from 34% in 2000 due to the use of tax reserves in 2000.

      Net income from continuing operations for 2001 was $7.8 million compared to net income from continuing operations of $41.0 million in 2000.

      Loss from discontinued operations for 2001 was $22.1 million compared to net income from discontinued operations of $29,000 in 2000.

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

      General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on April 11, 2003, that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

•	85% of net inventories, provided that such percentage at no time may exceed 85% of the then applicable discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation, except that the discount rate is gradually increased from August 17 to October 1 of each year and gradually decreased from December 17 to February 1 of each year;

•	plus 85% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of credit card receivables;

•	plus, during the months of September, October and November and the first fifteen days of December, 2003 (or until we receive our anticipated tax refund, whichever is earlier), 85% of the amount we expect to receive as a tax refund, provided that prior to the filing of our tax return, such amount cannot exceed $2 million during the first week of September, $4 million during the second week of September or $6 million at any time after the second week of September; and provided further that after we file our tax return such amount cannot exceed $15.0 million;

•	minus $10 million ($5 million from July 2003 through December 15, 2003, and during the months of August, September, October and November of 2004 and 2005).

In addition, borrowings under the senior credit facility are subject to the further limitations that:

•	the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis; and

•	the total borrowings (i.e. the revolving credit portion of the facility and the Term B promissory note) cannot exceed the sum of 85% of the book value of credit card receivables, plus 95% (100% during August, September and October) of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis;

•	from December 31, 2003, through March 31, 2004, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $20 million;

•	from April 1, 2004, through May 15, 2004, borrowings under the revolving credit portion of the facility must be no greater than $15 million, and outstanding letters of credit must be no greater than $20 million; and

•	from December 31, 2004, through March 31, 2005, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $40 million.

      As of February 1, 2003, we had no borrowings under the senior credit facility, except for the Term B promissory note, and we had $15.2 million in outstanding letters of credit.

      Interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 3.25%, except as noted in the next sentence, or the “prime” rate plus 2.0% (commercial paper rate plus 3.25% if the loan is made under the “swing line” portion of the revolver). Borrowings in an amount that is available to us only because we have included our anticipated tax refund in determining availability will bear interest at the prime rate plus 5%. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. If we have any borrowings that are only available to us because we have included our anticipated tax refund in determining availability, we will pay a fee of $150,000. The senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 2% prepayment fee if prepaid on or after July 1, 2002, but on or prior to November 30, 2003, and a 1% prepayment fee thereafter. The revolving credit portion of the facility is subject to a 1% prepayment fee under most circumstances. The Term B promissory note is prepayable on or after July 1, 2002, only with the consent of the senior lenders under the senior credit facility.

      The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11 1/4% senior notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. We are currently in compliance with or have obtained waivers for all covenants under the senior credit facility.

      The senior credit facility also contains a requirement that we either amend, refund, renew, extend or refinance the outstanding 11 1/4% senior notes on or before June 15, 2004, so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. We are required to provide our lenders a plan for achieving such amendment, refunding, renewal, extension or refinancing by April 30, 2004. The terms of any refunded, renewed, extended or refinanced notes cannot be more burdensome than the terms of the 11 1/4% senior notes due 2004 and the rate of interest with respect to any such notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, refinancing or extension plus 7% per annum.

      We plan to use the senior credit facility for our immediate and future working capital needs. Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We believe that borrowing capacity under the senior credit facility, together with current and anticipated cash flow from operations, will be adequate to meet our working capital and capital expenditure requirements during the term of the senior credit facility, provided that we either amend, refund, renew, extend or refinance the outstanding 11 1/4% senior notes on or before June 15, 2004, so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. For 2002, the peak borrowings and peak letters of credit outstanding under the senior credit facility were $132.4 million and $34.2 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $41.2 million and $19.4 million, respectively. For 2001, the peak borrowings and peak letters of credit outstanding under the senior credit facility were $145.2 million and $47.9 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $65.2 million and $25.9 million, respectively. For 2000, the peak borrowings and peak letters of credit outstanding under the senior credit facility were $128.8 million and $57.2 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $67.4 million and $33.5 million, respectively.

      On August 18, 1997, we completed a private offering of $75 million of 11 1/4% senior notes due 2004, referred to above, to certain institutional buyers. Interest on the 11 1/4% senior notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% senior notes mature on August 15, 2004. The 11 1/4% senior notes are callable after August 15, 2001, at a defined premium. The 11 1/4% senior notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. During 2000 and 1999, we repurchased $13.3 million and $26.1 million, respectively, of our 11 1/4% senior notes. As of February 1, 2003, we had $30.6 million of 11 1/4% senior notes outstanding.

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

      On October 31, 2000, we acquired El Portal, a specialty retailer of premium travel products and accessories, for approximately $17.8 million. The acquisition was funded with cash from working capital and our senior credit facility. On April 13, 2001, we acquired Bentley’s, a specialty retailer of travel products and accessories, for $34.3 million. The acquisition was funded with cash from working capital and our senior credit facility.

      During the third quarter of 2001, we completed the offering of unsecured short-term promissory notes in the principal amount of $20.0 million at an interest rate of 7.9%, which matured on January 15, 2002. The notes were paid in full at maturity.

      In January 2002, we sold 1,900,000 shares of common stock to an institutional investor in a private placement for a price of $11.00 per share for net proceeds of approximately $20.0 million. In April 2002, affiliates of the institutional investor exercised the option to purchase 100,000 shares of our common stock at a purchase price of $11.00 per share. The sale was completed on April 12, 2002, for net proceeds of approximately $1.0 million.

      On April 30, 2002, we sold 900,000 shares of our common stock in a private placement at a purchase price of $11.00 per share, for net proceeds of approximately $9.9 million. On June 10, 2002, the purchasers in the April private placement exercised the option to purchase an additional 100,000 shares of our common stock at a purchase price of $11.00 per share. The sale was completed on June 13, 2002, for net proceeds of approximately $1.1 million.

      On June 21, 2002, we completed a sale leaseback transaction for our headquarters facility and distribution center in Brooklyn Park, Minnesota, for net proceeds of $12.5 million. A portion of the net proceeds from the sale leaseback, $4.8 million, was used to pay down the Term B promissory note from $25.0 million to $20.2 million. The remainder of the proceeds is being used for general corporate purposes.

      On November 4, 2002, pursuant to the First Amendment to Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation and the syndicate, we reborrowed $4.8 million of the Term B promissory note, which brought the outstanding balance to $25.0 million.

      On November 19, 2002, we announced the liquidation of the stores operated by our Travel Subsidiaries, as described in Note 3 to the Consolidated Financial Statements on page F-14 of this report.

Cash Flow Analysis

      Operating activities of continuing operations for 2002 resulted in cash used of $37.3 million compared to cash provided of $21.6 and $15.7 million in 2001 and 2000, respectively.

      The $37.3 million of cash used by operating activities was comprised of cash used for: (1) the net loss from continuing operations of $14.3 million, (2) a $25.8 million increase in inventories due to lower sales volumes than anticipated, (3) a $12.0 million decrease in taxes payable/receivable and other liabilities primarily due to net operating losses, (4) a $10.8 million increase in deferred taxes, and (5) $0.5 million in cash used by various other operating activities. These uses were partially offset with cash provided by: (1) $19.0 million in non-cash adjustments for depreciation, amortization and property and equipment impairment, (2) a $3.7 million decrease in accounts receivable due to fewer tenant allowances due to a reduction in capital expenditures from 2001, and (3) a $3.4 million increase in accounts payable from longer aging of payables.

      We had $21.6 million in cash provided by operating activities in 2001 as a result of: (1) $7.8 million provided by net income from continuing operations, (2) $19.6 million in non-cash adjustments for depreciation and amortization and property and equipment impairment, (3) a $13.2 million decrease in inventories, (4) a $5.6 million decrease in prepaid expenses due to the timing of February 2002 rent payments, (5) a $1.9 million decrease in accounts receivable, (6) a $1.6 million increase in deferred taxes, and (7) $0.2 million in cash provided by various other operating activities, offset by (8) a $7.0 million decrease in accounts payable and (9) a $21.3 million decrease in income taxes payable and other liabilities due to reduced income.

      The $15.7 million in cash provided by operating activities in 2000 was primarily a result of: (1) net income from continuing operations of $41.0 million, (2) $11.1 million in non-cash adjustments for depreciation and amortization and property and equipment impairment, and (3) $4.6 million provided by various other operating activities. Offsetting operating uses of cash included (1) a $26.9 million increase in inventories, (2) a $10.9 million decrease in accounts payable and accrued expenses due to prompt payment of invoices due, and (3) a $3.2 million increase in accounts receivable due to a large increase in construction spending.

      Investing activities of continuing operations for 2002 were comprised of $8.8 million in capital expenditures and additions to other assets used primarily for the construction of new stores, the renovation of and improvements to existing stores, and $12.5 million in net proceeds from the sale/ leaseback of our headquarters facility in Brooklyn Park, Minnesota. Investing activities for 2001 and 2000 were primarily comprised of $33.0 million and $30.6 million, respectively, in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores. For 2003, capital expenditures are capped at $10.0 million.

      Cash provided (used) by financing activities of continuing operations in 2002 was $11.2 million, $13.2 million provided by the issuance of common stock from two private placement transactions and exercise of stock options, and $2.0 million used for debt acquisition costs. Cash provided by financing activities in 2001 was $45.8 million, $23.4 million from the issuance of debt net of repayments and debt acquisition costs, and $22.4 million from the issuance of common stock and exercise of stock options. Cash used in financing activities in 2000 was $14.8 million, of which approximately $14.4 million was used to repurchase 11 1/4% senior notes due 2004 and for various debt acquisition costs, $2.4 million was used to cover bank overdrafts, and $2.0 million was provided by the exercise of stock options.

      We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations

Payments Due by Period (in thousands)

	Total	Less Than	One to Three	Four to Five	After Five
	Obligations	One Year	Years	Years	Years

Operating leases(1)	$299,244	$47,012	$116,665	$87,678	$47,889
Long-term debt	55,740	45	55,695	—	—

Total contractual cash obligations	$354,984	$47,057	$172,360	$87,678	$47,889

(1)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments

Amount of Commitment Per Period (in thousands)

	Total
	Amounts	Less Than	One to Three	Four to Five	After Five
	Committed	One Year	Years	Years	Years

Documentary letters of credit	$9,712	$9,712	$—	$—	$—
Standby letters of credit	5,522	5,522	—	—	—

Total commercial commitments	$15,234	$15,234	$—	$—	$—

Off-balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality and Inflation

      A majority of our net sales and operating profit is generated in the peak selling period from October through January, which includes the holiday selling season. As a result, our annual operating results have been, and will continue to be, heavily dependent on the results of our peak selling period. Net sales are generally lowest during the period from April through July, and we typically do not become profitable, if at all, until the fourth quarter of a given year. Most of our stores are unprofitable during the first three quarters. Conversely, in a typical year nearly all of our stores are profitable during the fourth quarter, even those that may be unprofitable for the full year. Historically, we have opened most of our stores during the last half of the year. As a result, new mall stores opened just prior to the fourth quarter produce profits in excess of their annualized profits since the stores typically generate losses in the first nine months of the year.

      We do not believe that inflation has had a material effect on the results of operations during the past three years; however, there can be no assurance that our business will not be affected by inflation in the future.

Discontinued Operations

      In October 2000, Wilsons Leather acquired El Portal, a 38-store chain of premium travel products and accessories located in Las Vegas, Nevada. In April 2001, Wilsons Leather acquired Bentley’s, a 106-store chain of specialty luggage products based in Miami, Florida. During 2001 and 2002, we worked to integrate the operations of both companies by consolidating the two corporate operations in Las Vegas, Nevada, and moving all back-office processing to Wilsons Leather’s headquarters in Brooklyn Park and Maple Grove, Minnesota. Due to substantial losses experienced by the Travel Subsidiaries during 2001 and 2002, on November 19, 2002, Wilsons Leather decided to close the stores operated by the Travel Subsidiaries. The Travel Subsidiaries and certain of their affiliates entered into an agreement with a joint venture comprised of Hilco Real Estate, LLC and Hilco Merchant Resources, LLC (“Hilco”) to liquidate the remaining travel stores’ inventory and exit the store leases. As a result of this decision, the Travel Subsidiaries have been presented as discontinued operations effective November 19, 2002, and the consolidated financial statements were reclassified to separate the net investment in, and the liabilities and operating results of, the Travel Subsidiaries.

      During 2002, we received net proceeds totaling $13.9 million as a result of discontinued operations. We also recorded a $27.2 million charge, net of tax, related to the exit of the Travel Subsidiaries. This charge primarily included severance costs, inventory markdowns, a write-off of store fixed assets, and lease termination fees. For 2002, we recorded a loss on discontinued operations of $42.0 million (net of tax), including the $27.2 million charge for the closure of the Travel Subsidiaries and the $14.8 million net operating loss in the Travel Subsidiaries during 2002. See “Consolidated Financial Statements of the Company, Note 3. Discontinued Operations” for more detail.

      As of February 1, 2003, all of the Travel Subsidiaries’ stores had closed and substantially all of the lease terminations had been executed. We do not expect to receive any significant additional proceeds from Hilco related to the discontinued operations of the stores operated by the Travel Subsidiaries. At February 1, 2003, we had net obligations related to its discontinued operations of approximately $11.7 million, primarily for remaining lease termination and severance costs. We believe that we have adequately reserved for future obligations of the Travel Subsidiaries.

Quarterly Results

      The following table sets forth certain unaudited financial information from our historical consolidated statements of operations for each fiscal quarter of 2002 and 2001. This quarterly information has been prepared on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto. All prior periods have been reclassified to reflect discontinued operations of the Travel Subsidiaries. The fourth quarter results for 2001 have been restated for the correction of an error, as previously described in “Item 1. Business — Restatement.”

	Quarter Ended(1)

	Fiscal 2002				Fiscal 2001

	Feb. 1,	Nov. 2,	Aug. 3,	May 4,	Feb. 2,	Nov. 3,	Aug. 4,	May 5,
	2003	2002	2002	2002	2002(3)	2001	2001	2001

Net sales	$303,108	$110,187	$63,195	$95,057	$327,911	$114,281	$58,895	$97,212
Gross margin	115,204	26,339	3,753	21,947	130,458	32,202	2,303	30,001
Operating income (loss)	52,632	(18,104)	(32,426)	(15,705)	71,403	(12,338)	(31,806)	(4,748)
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	29,801	(12,799)	(20,870)	(10,445)	40,970	(9,562)	(20,344)	(3,308)
Loss from discontinued operations	(27,403)	(4,212)	(6,167)	(4,232)	(15,095)	(4,176)	(2,452)	(370)
Cumulative effect of a change in accounting principle(2)	—	—	(24,567)	—	—	—	—	—
Net income (loss)	$2,398	$(17,011)	$(51,604)	$(14,677)	$25,875	$(13,738)	$(22,796)	$(3,678)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$1.46	$(0.63)	$(1.03)	$(0.54)	$2.35	$(0.56)	$(1.18)	$(0.20)

Loss from discontinued operations	(1.34)	(0.21)	(0.30)	(0.22)	(0.87)	(0.24)	(0.14)	(0.02)

Cumulative effect of a change in accounting principle(2)	—	—	(1.22)	—	—	—	—	—

Net income (loss)	$0.12	$(0.84)	$(2.55)	$(0.76)	$1.48	$(0.80)	$(1.32)	$(0.22)

Diluted earnings per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$1.46	$(0.63)	$(1.03)	$(0.54)	$2.28	$(0.56)	$(1.18)	$(0.20)

Loss from discontinued operations	(1.34)	(0.21)	(0.30)	(0.22)	(0.84)	(0.24)	(0.14)	(0.02)

Cumulative effect of a change in accounting principle(2)	—	—	(1.22)	—	—	—	—	—

Net income (loss)	$0.12	$(0.84)	$(2.55)	$(0.76)	$1.44	$(0.80)	$(1.32)	$(0.22)

(1)	The sum of the per share amounts for the quarters does not equal the totals for the year due to the application of the treasury stock method.

(2)	Relates to implementation of SFAS 142, “Goodwill and Other Intangible Assets.”

(3)	Restated for correction of an error and reclassifications in 2000 originally recorded in 2001.

Presented below are the changes in the 2001 fourth quarter line items that have been impacted by both the correction of an error and reclassifications to present discontinued operations of the Travel Subsidiaries.

	Quarter Ended February 2, 2002

	As Previously	Correction	Discontinued
	Reported	of Error	Operations	Restated

Gross margin	$128,555	$5,335	$(3,432)	$130,458
Operating income	45,649	5,335	20,419	71,403
Income from continuing operations	22,674	3,201	15,095	40,970
Net income	$22,674	$3,201	$—	$25,875
Basic earnings per share:
Income from continuing operations	$1.30	$0.18	$0.87	$2.35
Net income	$1.30	$0.18	$—	$1.48
Diluted earnings per share:
Income from continuing operations	$1.26	$0.18	$0.84	$2.28
Net income	$1.26	$0.18	$—	$1.44

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is effective for the Company beginning February 2, 2003, and is not expected to have a material impact on our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale/ leaseback accounting be used for capital lease modifications with economic effects similar to sale/ leaseback transactions. Upon implementation of SFAS No. 145 in 2003 we will be required to reclassify our extraordinary losses on early extinguishment of debt in our consolidated statement of operations for all periods presented.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 were effective for exit or disposal activities that were initiated after December 31, 2002. We adopted SFAS No. 146 during the fourth quarter of 2002 with no material impact on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. The purpose of the amendment is to enable companies that choose to adopt the fair-value based method of accounting for stock-based compensation to report the full effect of employee stock options in their financial statements immediately upon adoption. We will continue to apply the disclosure-only provisions of SFAS No. 123. See Notes 2 and 12 for additional information regarding our stock options. The transition provisions are effective for fiscal years ending after December 15, 2002. We adopted the annual disclosure provision of SFAS No. 148 in 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, which we will adopt in the first quarter of 2003.

      In November 2002, the FASB published interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which we refer to as FIN 45. FIN 45 expands on the accounting guidance of statements No. 5, 57 and 107 and incorporates without change the provisions of FASB interpretation No. 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements with respect to interim or annual periods ending after December 15, 2002. We adopted the provisions of FIN 45 during the fourth quarter of fiscal 2002. Our adoption of FIN 45 had no impact on our consolidated financial statements.

      In January 2003, FASB published interpretation No. 46, Consolidation of Variable Interest Entities, which we refer to as FIN 46, to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted in fiscal 2003. We do not believe the adoption of FIN 46 will have a material impact on our consolidated financial statements.

      In January 2003, the FASB’s EITF reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and would require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of advertising expense. We adopted the provisions of Issue 02-16 during the fourth quarter of fiscal 2002. The adoption of Issue 02-16 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      At February 1, 2003, we had cash and cash equivalents totaling $30.4 million. The effect of a 100 basis point change in interest rates would have an estimated $0.4 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

      Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the facility, interest expense would increase or decrease accordingly. As of February 1, 2003, there were no outstanding borrowings under the senior credit facility (other than the Term B promissory note) and $15.2 million in outstanding letters of credit.

      We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At February 1, 2003, we had long-term fixed rate debt of $30.6 million maturing in August 2004. In July 1999, we entered into a $40.0 million interest rate swap transaction whereby a financial institution paid us interest at a fixed rate of 11.25%, and we paid the financial institution interest at a commercial paper rate plus 5.37% (10.78% at February 3, 2001). The agreement terminated on August 15, 2001.

Item 8.	Financial Statements

      Financial statements required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, we are not required to provide supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 9, 2002, we discontinued the engagement of Arthur Andersen LLP (“Arthur Andersen”) as our independent auditors and engaged KPMG LLP (“KPMG”) as our independent auditors for the fiscal year ending February 1, 2003. Our Audit Committee approved discontinuing the engagement of Arthur Andersen and engaging KPMG as our independent auditors.

      In connection with Arthur Andersen’s audits for our fiscal years ended February 2, 2002, and February 3, 2001, and through May 9, 2002, there were no disagreements between us and Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with its report on our consolidated financial statements for such years, and there were no reportable events as defined in Item 304(a)(i)(v) of Regulation S-K.

      Reports of Arthur Andersen on our consolidated financial statements for the fiscal years ended February 2, 2002, and February 3, 2001, contained no adverse opinions or disclaimers of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

      During the years ended February 2, 2002, and February 3, 2001, and through May 9, 2002, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company and its subsidiaries, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

      Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2003 (the Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after February 1, 2003.

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

Item 11.     Executive Compensation

      Incorporated by reference in this Form 10-K is the information appearing under the headings “Election of Directors—Director Compensation” and “Executive Compensation—Summary Compensation Table,—Stock Options,—Option Grants in Last Fiscal Year,—Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,—Equity Compensation Plan Information,—Equity Compensation Plans Not Approved by Security Holders,—Employment Contracts and—Compensation Committee Interlocks and Insider Participation,” in our Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference in this Form 10-K is the information appearing under the heading “Security Ownership of Principal Shareholders and Management” and in our Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      Incorporated by reference in this Form 10-K is the information appearing under the heading “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14 (c) and 15-d-14 (c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

      In the year ended February 1, 2003, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)     Documents filed as part of this report:

1.	Financial Statements:

                                             Independent Auditors’ Report

                                             Consolidated Balance Sheets

                                             Consolidated Statements of Operations

                                             Consolidated Statements of Shareholders’ Equity

                                             Consolidated Statements of Cash Flows

                                             Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K:

                    Form 8-K filed on December 3, 2002, regarding the closing of all 135 stores operated by our Travel Subsidiaries.

(c)	Exhibits:

                    The following exhibits are filed as part of this Form 10-K for the year ended February 1, 2003.

Exhibit
No.	Description	Method of Filing

2.1	Sale Agreement dated as of May 24, 1996 by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons Center Inc. and Wilsons The Leather Experts Inc. (1)	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002.(2)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, and May 23, 2002.(2)	Incorporated by Reference
4.1	Specimen of common stock certificate.(3)	Incorporated by Reference
4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and specimen Certificate of 11 1/4% Series B Senior Notes due 2004.(4)	Incorporated by Reference
4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(5)	Incorporated by Reference
4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(6)	Incorporated by Reference
4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto.(7)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC.(8)	Incorporated by Reference
4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto.(9)	Incorporated by Reference
10.1	Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation.(10)	Incorporated by Reference
*10.2	Wilsons The Leather Experts Inc. Amended Executive and Key Management Incentive Plan.(11)	Incorporated by Reference
*10.3	Wilsons The Leather Experts Inc. 401(k) Plan.(12)	Incorporated by Reference
*10.4	Employment Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and Joel Waller.(1)	Incorporated by Reference
*10.5	Employment Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and David Rogers.(1)	Incorporated by Reference
10.6	Fourth Amended and Restated Credit Agreement dated as of April 23, 2002, among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, GECC Capital Markets Corp., Inc. as Lead Arranger, the CIT Group/ Business Credit, Inc., as Lender and Documentation Agent and Wells Fargo Retail Finance LLC, as Lender and Syndication Agent.(13)	Incorporated by Reference
10.7	Store Guarantors’ Guaranty dated as of May 25, 1996, by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation.(14)	Incorporated by Reference
*10.8	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan.(3)	Incorporated by Reference
10.9	Joinder Agreement dated as of May 24, 1999, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(15)	Incorporated by Reference
10.10	Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(16)	Incorporated by Reference
10.11	Pledge Agreement dated as of May 24, 1999, between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(17)	Incorporated by Reference
10.12	Pledge Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(18)	Incorporated by Reference
10.13	Pledge Agreement dated as of May 25, 1996, between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(19)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.14	Pledge Agreement dated as of May 25, 1996, between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(20)	Incorporated by Reference
10.15	Pledge Agreement dated as of May 25, 1996, between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(21)	Incorporated by Reference
10.16	Reaffirmation of Guaranty dated as of May 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(22)	Incorporated by Reference
10.17	Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation.(23)	Incorporated by Reference
10.18	Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation.(24)	Incorporated by Reference
10.19	Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(25)	Incorporated by Reference
10.20	Wilsons The Leather Experts Inc. 1998 Stock Option Plan. (26)	Incorporated by Reference
10.21	Reaffirmation of Guaranty dated September 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc.(27)	Incorporated by Reference
*10.22	First Amendment to Employment Agreement dated as of April 3, 2000, between Wilsons The Leather Experts Inc. and Joel N. Waller.(28)	Incorporated by Reference
*10.23	First Amendment to Employment Agreement as of March 23, 2000, between Wilsons The Leather Experts Inc. and David L. Rogers.(29)	Incorporated by Reference
10.24	Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders.(30)	Incorporated by Reference
10.25	Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(31)	Incorporated by Reference
10.26	Pledge Amendment dated as of October 31, 2000, by River Hills Wilsons, Inc.(32)	Incorporated by Reference
10.27	Pledge Agreement dated as of October 31, 2000, by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(33)	Incorporated by Reference
10.28	Reaffirmation of Guaranty dated as of October 31, 2000, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(34)	Incorporated by Reference
10.29	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000, and March 21, 2002. (35)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.30	Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation.(36)	Incorporated by Reference
10.31	Pledge Amendment, dated as of April 13, 2001, by WWT, Inc. (37)	Incorporated by Reference
10.32	Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(38)	Incorporated by Reference
10.33	Reaffirmation Of Guaranty dated as of April 13, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation(39)	Incorporated by Reference
10.34	Reaffirmation Of Guaranty dated as of June 19, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(40)	Incorporated by Reference
10.35	Reaffirmation of Guaranty dated as of April 23, 2002, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(41)	Incorporated by Reference
10.36	Agreement to Purchase Office/ Warehouse Building by and between Bermans The Leather Experts, Inc., a Delaware Corporation, as Seller and IRET Properties, a North Dakota limited partnership, as Purchaser, Dated as of June 19, 2002.(42)	Incorporated by Reference
10.37	Lease, IRET Properties Landlord to Bermans The Leather Experts, Inc. Tenant, dated June 21, 2002.(43)	Incorporated by Reference
10.38	First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 1, 2002, by and among Wilsons Leather Holdings Inc., General Electric Capital Corporation, the credit parties signatory thereto and the lenders signatory thereto.(44)	Incorporated by Reference
10.39	Unqualified Release Agreement dated August 22, 2002, by and between John A. Fowler and Wilsons Leather Holdings Inc. (45)	Incorporated by Reference
10.40	Consulting Agreement dated August 11, 2002, by and between John A. Fowler and Wilsons Leather Holdings Inc.(46)	Incorporated by Reference
10.41	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement dated as of January 21, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto	Electronic Transmission
10.42	Unqualified Release Agreement dated December 9, 2002, by and between John Serino and River Hills Wilsons, Inc.	Electronic Transmission
10.43	Limited Waiver and Third Amendment to Fourth Amended and Restated Credit Agreement dated as of April 11, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.	Electronic Transmission

Exhibit
No.	Description	Method of Filing

10.44	Reaffirmation of Guaranty dated as of April 11, 2003, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.	Electronic Transmission
*10.45	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan	Electronic Transmission
16.1	Letter Regarding Arthur Andersen LLP.(47)	Incorporated by Reference
21.1	Subsidiaries of Wilsons The Leather Experts Inc.	Electronic Transmission
23.1	Consent of KPMG LLP	Electronic Transmission
99.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(2)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 0-21543).

(3)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(5)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(6)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(9)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.

(10)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(12)	Incorporated by Reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Commission.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 filed, with the Commission.

(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 1O-Q for the quarter ended August 2, 1997, filed with the Commission.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(16)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(17)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(18)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(19)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(20)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(21)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(22)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(23)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(24)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(26)	Incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Commission.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended October 30, 1999, filed with the Commission.

(28)	Incorporated by reference to Exhibit 10.27 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(29)	Incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(31)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(32)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(33)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(34)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(35)	Incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Commission.

(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(37)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(38)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(39)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(40)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(41)	Incorporated by reference to Exhibit 10.2 to the Company’s Report of Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(43)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(45)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(46)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(47)	Incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed on May 15, 2002, with the Commission.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Independent Auditor’s Report	F-2

Consolidated Balance Sheets—February 1, 2003, and February 2, 2002, (Restated)	F-3

Consolidated Statements of Operations for the years ended February 1, 2003, February 2, 2002, (Restated) and February 3, 2001, (Restated)	F-4

Consolidated Statements of Shareholders’ Equity for the years ended February 1, 2003, February 2, 2002, (Restated) and February 3, 2001, (Restated)	F-5

Consolidated Statements of Cash Flows for the years ended February 1, 2003, February 2, 2002, (Restated) and February 3, 2001, (Restated)	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders,

Wilsons The Leather Experts Inc.:

      We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of February 1, 2003, and February 2, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and subsidiaries as of February 1, 2003, and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed in Note 4 to the consolidated financial statements, the Company’s consolidated balance sheet as of February 2, 2002, and the consolidated statements of operations, shareholders’ equity and cash flows for each of the two fiscal years then ended, which were previously audited by other independent auditors who have ceased operations, have been restated.

/s/ KPMG LLP

Minneapolis, Minnesota

April 18, 2003

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	February 1,	February 2,
	2003	2002

		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,442	$38,953
Accounts receivable, net of allowance of $145 and $351, in 2002 and 2001, respectively	5,162	8,877
Inventories	118,701	92,940
Prepaid expenses	3,812	2,938
Assets of discontinued operations	3,379	46,514
Deferred taxes	3,777	—
Refundable income taxes	3,064	—

TOTAL CURRENT ASSETS	168,337	190,222
Property and equipment, net	73,974	84,007
Goodwill and other assets, net of accumulated amortization of $2,979 and $1,874 in 2002 and 2001, respectively	3,315	2,478
Deferred taxes	865	—
Other assets of discontinued operations	—	56,239

TOTAL ASSETS	$246,491	$332,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,492	$15,264
Accrued expenses	25,219	25,410
Liabilities of discontinued operations	15,075	31,583
Income taxes payable	—	10,096
Deferred income taxes	—	5,607

TOTAL CURRENT LIABILITIES	59,786	87,960
Long-term debt	55,695	55,590
Other long-term liabilities	13,782	4,024
Deferred income taxes	—	541
Other liabilities of discontinued operations	—	336

TOTAL LIABILITIES	129,263	148,451

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 20,473,033 and 19,204,545 shares issued and outstanding on February 1, 2003, and February 2, 2002, respectively	205	192
Additional paid-in capital	99,010	85,896
Retained earnings	18,707	99,680
Unearned compensation	(691)	(1,243)
Accumulated other comprehensive income (loss)	(3)	(30)

TOTAL SHAREHOLDERS’ EQUITY	117,228	184,495

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$246,491	$332,946

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended

		February 2,	February 3,
	February 1,	2002	2001
	2003	(Restated)	(Restated)

NET SALES	$571,547	$598,299	$619,932
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	404,304	403,335	387,401

Gross margin	167,243	194,964	232,531
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	164,513	158,511	155,801
DEPRECIATION AND AMORTIZATION	16,333	13,942	10,207

Operating income (loss)	(13,603)	22,511	66,523
INTEREST EXPENSE, net	10,253	9,584	4,205

Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle	(23,856)	12,927	62,318
INCOME TAX PROVISION (BENEFIT)	(9,543)	5,171	21,289

Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(14,313)	7,756	41,029
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax (including loss on disposal of $27,247, $0 and $0)	(42,014)	(22,093)	29
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, net of tax of $410	—	—	(623)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax of $1,727	(24,567)	—	—

Net income (loss)	$(80,894)	$(14,337)	$40,435

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(0.71)	$0.45	$2.45
Loss from discontinued operations	(2.10)	(1.28)	—
Extraordinary loss on early extinguishment of debt	—	—	(0.04)
Cumulative effect of a change in accounting principle	(1.22)	—	—

Basic earnings (loss) per share	$(4.03)	$(0.83)	$2.41

Weighted average shares outstanding—basic	20,053	17,172	16,732

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(0.71)	$0.45	$2.36
Loss from discontinued operations	(2.10)	(1.28)	—
Extraordinary loss on early extinguishment of debt	—	—	(0.03)
Cumulative effect of a change in accounting principle	(1.22)	—	—

Diluted earnings (loss) per share	$(4.03)	$(0.83)	$2.33

Weighted average shares outstanding—diluted	20,053	17,172	17,342

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
	Common Stock		Additional			other	Total
			paid-in	Deferred	Retained	comprehensive	shareholder’s
	Shares	Amount	capital	compensation	earnings	income (loss)	equity

BALANCE, January 29, 2000	16,585,234	$166	$57,485	$—	$73,582	$(26)	$131,207
Net income (restated)	—	—	—	—	40,435	—	40,435
Other comprehensive income-
Foreign currency translation adjustment	—	—	—	—	—	55	55

Comprehensive income							40,490

Stock options exercised	256,398	3	1,475	—	—	—	1,478
Tax benefit on employee stock options	—	—	1,021	—	—	—	1,021
Shares issued under the Company’s employee stock purchase plan	44,118	—	514	—	—	—	514

BALANCE, February 3, 2001 (restated)	16,885,750	169	60,495	—	114,017	29	174,710
Net loss (restated)	—	—	—	—	(14,337)	—	(14,337)
Other comprehensive loss-
Foreign currency translation adjustment	—	—	—	—	—	(59)	(59)

Comprehensive loss							(14,396)

Stock options exercised	281,921	2	1,874	—	—	—	1,876
Tax benefit on employee stock options	—	—	1,412	—	—	—	1,412
Shares issued under the Company’s employee stock purchase plan	54,374	1	526	—	—	—	527
Restricted stock issued to employees	82,500	1	1,569	(1,570)	—	—	—
Compensation expense for restricted stock issued to employees	—	—	—	327	—	—	327
Private placement of common stock, net of issuance costs	1,900,000	19	20,020	—	—	—	20,039

BALANCE, February 2, 2002 (restated)	19,204,545	192	85,896	(1,243)	99,680	(30)	184,495
Net loss	—	—	—	—	(80,894)	—	(80,894)
Other comprehensive loss-
Foreign currency translation adjustment	—	—	—	—	—	27	27

Comprehensive loss							(80,867)

Stock options exercised	108,664	1	720	—	—	—	721
Tax benefit on employee stock options	—	—	168	—	—	—	168
Shares issued under the Company’s employee stock purchase plan	71,449	1	498	—	—	—	499
Restricted stock cancellation	(11,625)	—	(221)	221	—	—	—
Compensation expense for restricted stock issued to employees	—	—	—	331	—	—	331
Private placement of common stock, net of issuance costs	1,100,000	11	11,949	—	—	—	11,960
Joint venture distribution	—	—	—	—	(79)	—	(79)

BALANCE, February 1, 2003	20,473,033	$205	$99,010	$(691)	$18,707	$(3)	$117,228

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended

	February 1,	February 2, 2002	February 3, 2001
	2003	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net Income (loss)	$(80,894)	$(14,337)	$40,435
(Income) loss from discontinued operations, net of tax	42,014	22,093	(29)
Cumulative effect of a change in accounting principle, net of tax	24,567	—	—
Extraordinary loss on early extinguishment of debt, net of tax	—	—	623

Income (loss) from continuing operations	(14,313)	7,756	41,029
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	16,291	13,878	10,165
Amortization	42	64	41
Amortization of deferred financing costs	1,104	728	468
Loss on disposal of assets	1,586	4,924	435
Restricted stock compensation expense	331	327	—
Deferred income taxes	(10,790)	1,600	3,866
Changes in operating assets and liabilities:
Accounts receivable, net	3,715	1,866	(3,196)
Inventories	(25,761)	13,224	(26,942)
Prepaid expenses	(874)	5,619	(82)
Refundable income taxes	(3,064)	—	—
Accounts payable and accrued expenses	3,365	(7,025)	(10,935)
Income taxes payable and other liabilities	(8,962)	(21,326)	811

Net cash provided by (used in) operating activities of continuing operations	(37,330)	21,635	15,660

INVESTING ACTIVITIES:
Additions to property, equipment and other assets	(8,754)	(32,990)	(30,635)
Net proceeds from sale leaseback	12,546	—	—
Changes in other assets	(79)	(25)	(200)

Net cash provided by (used in) investing activities of continuing operations	3,713	(33,015)	(30,835)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	13,180	22,442	1,992
Checks written in excess of cash balance	—	—	(2,433)
Debt acquisition costs	(2,108)	(1,586)	(373)
Proceeds from issuance of long-term debt	4,950	25,000	—
Repayments of long-term debt	(4,800)	—	(13,300)
Other	27	(59)	(636)

Net cash provided by (used in) financing activities of continuing operations	11,249	45,797	(14,750)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	13,857	(48,406)	(44,492)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,511)	(13,989)	(74,417)
CASH AND CASH EQUIVALENTS, beginning of period	38,953	52,942	127,359

CASH AND CASH EQUIVALENTS, end of period	$30,442	$38,953	$52,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for- Interest	$9,199	$8,478	$7,281

Income taxes	$1,651	$14,699	$23,490

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 1, 2003, and February 2, 2002, (Restated)

1	Nature of organization

      Wilsons The Leather Experts Inc. (Wilsons Leather or the Company), a Minnesota corporation, acquired 100 percent of the common stock of Wilsons Center, Inc. and its subsidiaries (the Predecessor Companies prior to the Management Buyout) in a management-led buyout (the Management Buyout) from CVS New York, Inc. (CVS) (formerly Melville Corporation, the parent company to the Predecessor Companies), a New York corporation. In May 1996, pursuant to a sale agreement between Wilsons Leather and CVS, Wilsons Leather acquired the common stock for (i) $2.0 million, (ii) a 10 percent senior secured subordinated note due December 31, 2000, in the principal amount of $55.8 million, (iii) a warrant to purchase 2,025,000 shares of common stock, (iv) a warrant to purchase 1,620,000 shares of common stock (reduced by terms of the restricted stock agreement), (v) 6,480,000 shares of common stock, and (vi) 7,405 shares of preferred stock (Series A Preferred). As part of the Management Buyout, the Leather Investors Limited Partnerships I and II (LILP) in turn purchased from CVS the 6,480,000 shares of common stock and the 7,405 shares of Series A Preferred stock for $10.0 million.

      The Company is a leading specialty retailer of quality leather outerwear, apparel and accessories in the United States. At February 1, 2003, Wilsons Leather operated 618 stores located in 45 states, the District of Columbia and Canada, including 483 Wilsons Leather mall stores, 110 Wilsons Leather outlet stores and 25 airport locations. The Company supplemented permanent mall stores with 284, 281, and 239 seasonal stores during its peak selling season from October through January during fiscal years 2002, 2001, and 2000, respectively.

2	Summary of significant accounting policies

Basis of presentation

      The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At February 1, 2003, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

      As more fully described in Note 3, El Portal Group, Inc., Bentley’s Luggage Corp. and Florida Luggage Corp. (the Travel Subsidiaries) were liquidated during 2002 and are being presented as discontinued operations effective November 19, 2002, and the consolidated financial statements have been reclassified to segregate the net investment in, and the liabilities and operating results of the Travel Subsidiaries for all prior periods presented. Prior to the liquidation, the Travel Subsidiaries were reported as a separate operating segment.

Fiscal Year

      Wilsons Leather’s fiscal year ends on the Saturday closest to January 31. The periods ended February 1, 2003, February 2, 2002, and February 3, 2001 are referred to herein as fiscal years 2002, 2001, and 2000, respectively. The results of operations for fiscal years 2002 and 2001 consisted of 52 weeks, as compared to 53 weeks for fiscal year 2000.

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets, such as accounts receivable, property and equipment, and inventories, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

Reclassifications

      Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the fiscal 2002 financial statement presentation. These amounts had no effect on previously reported shareholders’ equity or net income (loss).

Fair values of financial instruments

      The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of the Company’s long-term debt issued in August 1997 approximated fair value as of February 1, 2003, and February 2, 2002.

Cash and cash equivalents

      Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist primarily of commercial paper and money market funds. Interest income of $0.2 million, $0.8 million and $2.8 million in fiscal years 2002, 2001 and 2000, respectively, is included in interest expense, net in the accompanying statements of operations.

Inventories

      We value our inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (LIFO) basis. As of February 1, 2003, and February 2, 2002, the LIFO cost of inventories approximated the first-in, first-out (FIFO) cost of inventories. The inventory cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

      Inventories consisted of the following (in thousands):

		February 2,
	February 1,	2002
	2003	(Restated)

Raw materials	$2,872	$3,624
Finished goods	115,829	89,316

	$118,701	$92,940

Property and equipment

      Our property and equipment consists principally of store leasehold improvements and are included in the “Property and Equipment” line item in our consolidated balance sheets included in this report. These long-

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years and the estimated useful lives of the assets range from five to 40 years. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.

Store Closing and Impairment of Long-Lived Assets

      We continually review our stores’ operating performance and assess plans for certain store closures. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. At the time a store is closed or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable, we evaluate the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the future cash flows, a provision is made for the impairment of the asset to write the asset down to estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. These impairment charges are recorded as a component of selling, general and administrative expense and are disclosed in Note 7.

      For stores to be closed that are under long-term leases, we record a liability for the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations, discounted using a risk-adjusted rate of interest. This liability is recorded at the time the store is closed. At February 1, 2003, and February 2, 2002, we had $0.4 and $1.1 million, respectively, accrued for store lease terminations.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Goodwill

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of February 3, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

      Under the transitional provisions of SFAS No. 142, the Company’s goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002, measurement date. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below an operating segment. For purposes of our company, we defined reporting units as Wilsons and Travel at the measurement date. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, “guideline company” (comparable companies) and similar transaction methods. As a result of the Company’s impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel Subsidiaries by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142,

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the cumulative effect of this accounting change was reported in the Company’s statement of operations net of a $1.7 million tax benefit.

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from five to 15 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Debt issuance costs

      Debt issuance costs are amortized over the life of the related debt. Accumulated amortization amounted to approximately $2.9 million and $1.8 million at February 1, 2003, and February 2, 2002, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.

Revenue recognition

      We recognize sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in costs of goods sold, buying and occupancy costs. Revenue for gift certificate sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. We recognize revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board (FOB) destination.

Store opening costs

      Non-capital expenditures, such as advertising and payroll costs related to new store openings are charged to expense as incurred.

Advertising costs

      Advertising costs included in selling, general and administrative expenses, are expensed when incurred. Advertising costs amounted to $12.6, $13.3, and $12.9 million in 2002, 2001, and 2000, respectively.

Income taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign currency translation

      The functional currency for the Company’s foreign store operations in Canada is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity as other comprehensive income (loss). Transaction gains and losses are reflected in income. The Company did not enter into any hedging transactions during 2002.

Earnings (loss) per share

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations (in thousands):

	For the years ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Weighted average common shares outstanding— basic	20,053	17,172	16,732
Effect of dilutive securities: stock options	—	—	610

Weighted average common shares outstanding— diluted	20,053	17,172	17,342

Stock-based compensation

      We used the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. We adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, Accounting for Stock-Based

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation, our net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the years ended

		February 2,	February 3,
	February 1,	2002	2001
	2003	(Restated)	(Restated)

Net income (loss):
As reported	$(80,894)	$(14,337)	$40,435
Stock option and purchase plans	(1,700)	(1,412)	(1,278)

Pro forma income (loss)	$(82,594)	$(15,749)	$39,157

Basic earnings (loss) per share:
As reported	$(4.03)	$(0.83)	$2.41
Stock option and purchase plans	(0.09)	(0.08)	(0.07)

Pro forma income (loss)	$(4.12)	$(0.91)	$2.34

Diluted earnings (loss) per share:
As reported	$(4.03)	$(0.83)	$2.33
Stock option and purchase plans	(0.09)	(0.08)	(0.07)

Pro forma income (loss)	$(4.12)	$(0.91)	$2.26

Weighted average fair value of options granted	$6.60	$7.22	$9.26

      The proforma amounts shown above may not be indicative of the effects on reported net income (loss).

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001, and 2000:

	Weighted
	Average Risk	Dividend	Expected	Expected
	Free Rate	Yield	Lives	Volatility

2002	2.0%	0.0%	6.5	52.6%
2001	3.5%	0.0%	6.9	46.3%
2000	6.2%	0.0%	6.3	42.1%

New accounting pronouncements

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is effective for the Company beginning February 2, 2003, and is not expected to have a material impact on the Company’s consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, which required that all gains

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale/ leaseback accounting be used for capital lease modifications with economic effects similar to sale/ leaseback transactions. Upon implementation of SFAS No. 145 in fiscal 2003 we will be required to reclassify our extraordinary losses on early extinguishment of debt in our consolidated statement of operations for all periods presented.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 were effective for exit or disposal activities that were initiated after December 31, 2002. The Company adopted SFAS No. 146 during the fourth quarter of fiscal 2002 with no material impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of SFAS No. 123. The purpose of the amendment is to enable companies that choose to adopt the fair-value based method of accounting for stock-based compensation to report the full effect of employee stock options in their financial statements immediately upon adoption. We will continue to apply the disclosure-only provisions of SFAS No. 123. See Notes 2 and 12 for additional information regarding our stock options. The transition provisions are effective for fiscal years ending after December 15, 2002. We adopted the annual disclosure provision of SFAS No. 148 in fiscal 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, which we will adopt in the first quarter of fiscal 2003.

      In November 2002, the FASB published interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which we refer to as FIN 45. FIN 45 expands on the accounting guidance of statements No. 5, 57 and 107 and incorporates without change the provisions of FASB interpretation No. 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements with respect to interim or annual periods ending after December 15, 2002. We adopted the provisions of FIN 45 during the fourth quarter of fiscal 2002. Our adoption of FIN 45 had no impact on our consolidated financial statements.

      In January 2003, the FASB published interpretation No. 46, Consolidation of Variable Interest Entities, which we refer to as FIN 46, to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted in fiscal 2003. We do not believe the adoption of FIN 46 will have a material impact on our consolidated financial statements.

      In January 2003, the FASB’s EITF reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and would require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of advertising expense. We adopted the provisions of Issue 02-16 during the fourth quarter of fiscal 2002. The adoption of Issue 02-16 did not have a material impact on our consolidated financial statements.

3	Discontinued operations

      In November 2002, we decided to liquidate the Travel Subsidiaries, which consisted of 135 stores, due to their large operating losses. In accordance with SFAS No. 144, the Travel Subsidiaries are presented as a discontinued operation effective November 19, 2002, and the consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the Travel Subsidiaries for all periods presented.

      Beginning on November 19, 2002, and continuing through the fourth quarter of 2002, we liquidated the inventory and fixed assets of the Travel Subsidiaries. The Travel Subsidiaries and certain of their affiliates entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC and Hilco Real Estate, LLC (collectively “Hilco”) to liquidate the inventory in such stores and exit the store leases. Pursuant to the Agency Agreement, Hilco paid us a guaranteed amount of 85% of the cost value of the inventory, subject to certain adjustments. Hilco was responsible for all expenses related to the sale. In addition, Hilco assisted in negotiations to exit certain leases.

      During 2002, we received net proceeds totaling $13.9 million as a result of discontinued operations. We incurred costs of approximately $27.2 million, after tax, in 2002 related to the exit of the Travel Subsidiaries.

      A summary of the components of the Travel Subsidiaries discontinued operations charges is as follows (in millions):

Charges For the
Year Ended
February 1,
2003

Inventory markdowns	$5.9
Fixed asset write-downs	18.2
Other selling and administrative expenses	4.6
Lease terminations and store closing costs	10.7

$39.4

Loss on disposition, net of tax	$27.2

      The charges referred to above represent expenditures for the following major liquidation activities:

•	Markdowns on inventories

•	Write-off of substantially all store fixed assets for the 135 store chain

•	Lease termination fees to exit all store leases

•	Miscellaneous employee related termination costs and other administrative costs related to the liquidation

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The following represents the summary operating results and the loss on disposition of the Travel Subsidiaries presented as discontinued operations (in thousands):

	Fiscal	Fiscal	Fiscal
	2002	2001	2000

Net sales	$77,570	$121,783	$17,009

Income (loss) before income taxes	$(24,613)	$(32,080)	$48

Net income (loss), net of tax	$(14,767)	$(22,093)	$29
Loss on disposition, net of tax	(27,247)	—	—

Income (loss) from discontinued operations	$(42,014)	$(22,093)	$29

Income (loss) before income taxes, per share	$(1.23)	$(1.87)	$—

Income (loss) per share, net of income taxes	$(0.74)	$(1.28)	$—
Loss on disposition, per share	(1.36)	—	—

Income (loss) from discontinued operations, per share	$(2.10)	$(1.28)	$—

      In 2002, the Travel Subsidiaries also recorded an after-tax loss of $24.6 million for the cumulative effect of a change in accounting principle due to goodwill impairment. The charge was effective as of the beginning of 2002 under SFAS No. 142, Goodwill and Other Intangible Assets.

      The current and noncurrent assets and liabilities of the Travel Subsidiaries as of February 1, 2003, and February 2, 2002, were as follows (in thousands):

	February 1,	February 2,
	2003	2002

Cash and cash equivalents	$882	$4,376
Accounts receivable, net	104	1,378
Inventories, net	—	35,615
Other current assets	2,393	5,145

Current assets of discontinued operations	3,379	46,514
Property and equipment, net	—	25,820
Goodwill, net	—	26,294
Other assets	—	4,125

Total assets of discontinued operations	$3,379	$102,753

Accounts payable	$590	$23,421
Accrued expenses	14,485	8,162

Current liabilities of discontinued operations	15,075	31,583
Long-term liabilities of discontinued operations	—	336

Total liabilities of discontinued operations	15,075	31,919

Net assets (liabilities) of discontinued operations	$(11,696)	$70,834

4	Restatement

      During fiscal 2001, the Company recorded a pre-tax, net adjustment of $5.4 million to cost of goods sold that related to $11.1 million of under-absorbed freight charges offset by reserve reversals of $5.7 million. Upon

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

further analysis of this adjustment, and in consultation with KPMG, we determined that the timing of recording this adjustment in fiscal 2001 was incorrect and that $5.3 million of the $5.4 million net adjustment should have been reflected in our fiscal 2000 consolidated financial statements. Additionally, $3.2 million and $1.1 million of the $5.7 million reserve reversals should have been classified as an adjustment to tax expense and selling, general and administrative expense, respectively, rather than cost of goods sold. The 2001 balance sheet also includes a tax effect of the $1.7 million restatement related to reserve reversals stated above. Therefore, we have restated our consolidated financial statements for 2001 and 2000 to reflect this correction of an error and these misclassifications.

      The effect of the correction of this error was to increase income from continuing operations and diluted earnings per share from continuing operations in fiscal 2001 by $3.2 million and $0.19, respectively, and to decrease income from continuing operations and diluted earnings per share from continuing operations in fiscal 2000 by $1.5 million and $0.09, respectively.

      Presented below are the financial statement line items that have been impacted by both the correction of an error and misclassifications described above, in addition to reclassifications to present discontinued operations of the Travel Subsidiaries:

      Balance Sheet Data (in thousands):

	February 2, 2002				February 3, 2001

	As				As
	Previously	Correction	Discontinued		Previously	Correction	Discontinued
	Reported	of Error	Operations	Restated	Reported	of Error	Operations	Restated

Inventories	$128,555	$—	$(35,615)	$92,940	$129,412	$(10,667)	$(12,581)	$106,164
Total current assets	186,589	—	3,633	190,222	202,738	(10,667)	2,878	194,949
Total assets	328,772	—	4,174	332,946	311,926	(10,667)	4,733	305,992
Accrued expenses	33,572	—	(8,162)	25,410	45,999	(2,150)	(7,036)	36,813
Income taxes payable	11,824	(1,728)	—	10,096	38,025	(7,044)	3,186	34,167
Total current liabilities	86,055	(1,728)	3,633	87,960	102,074	(9,194)	2,878	95,758
Total liabilities	146,005	(1,728)	4,174	148,451	135,743	(9,194)	4,733	131,282
Total shareholders’ equity	182,767	1,728	—	184,495	176,183	(1,473)	—	174,710
Total liabilities and shareholders’ equity	$328,772	$—	$4,174	$332,946	$311,926	$(10,667)	$4,733	$305,992

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Statements of Operations Data (in thousands, except per share amounts):

	For the years ended

	February 2, 2002				February 3, 2001

	As				As
	Previously	Correction	Discontinued		Previously	Correction	Discontinued
	Reported	of Error	Operations	Restated	Reported	of Error	Operations	Restated

Cost of goods sold, buying and occupancy costs	$509,871	$(5,335)	$(101,201)	$403,335	$389,324	$9,655	$(11,578)	$387,401
Gross margin	210,211	5,335	(20,582)	194,964	247,617	(9,655)	(5,431)	232,531
Selling, general and administrative expenses	204,300	—	(45,789)	158,511	161,363	(1,138)	(4,424)	155,801
Operating income (loss)	(14,907)	5,335	32,083	22,511	75,088	(8,517)	(48)	66,523
Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle	(24,488)	5,335	32,080	12,927	70,883	(8,517)	(48)	62,318
Income tax provision (benefit)	(6,950)	2,134	9,987	5,171	28,352	(7,044)	(19)	21,289
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(17,538)	3,201	22,093	7,756	42,531	(1,473)	(29)	41,029
Net income (loss)	$(17,538)	$3,201	$—	$(14,337)	$41,908	$(1,473)	$—	$40,435
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(1.02)	$0.19	$1.28	$0.45	$2.54	$(0.09)	$—	$2.45
Basic earnings (loss) per share	$(1.02)	$0.19	$—	$(0.83)	$2.50	$(0.09)	$—	$2.41
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(1.02)	$0.19	$1.28	$0.45	$2.45	$(0.09)	$—	$2.36
Diluted earnings (loss) per share	$(1.02)	$0.19	$—	$(0.83)	$2.42	$(0.09)	$—	$2.33

      Cash Flow Data (in thousands):

	For the years ended

	February 2, 2002				February 3, 2001

	As				As
	Previously	Correction	Discontinued		Previously	Correction	Discontinued
	Reported	of Error	Operations	Restated	Reported	of Error	Operations	Restated

Net income (loss)	$(17,538)	$3,201	$—	$(14,337)	$41,908	$(1,473)	$—	$40,435
Income (loss) from continuing operations	(17,538)	3,201	22,093	7,756	42,531	(1,473)	(29)	41,029
Inventories	20,481	(10,667)	3,410	13,224	(36,973)	10,667	(636)	(26,942)
Accounts payable and accrued expenses	(7,658)	2,150	(1,517)	(7,025)	(12,829)	(2,150)	4,044	(10,935)
Income taxes payable and other liabilities	$(21,992)	$5,316	$(4,650)	$(21,326)	$1,354	$(7,044)	$6,501	$811

5       Goodwill and other assets

      Goodwill and other assets consisted of the following (in thousands):

		February 2, 2002
	February 1, 2003	(Restated)

Goodwill, net	$54	$179
Debt issuance costs, net	3,098	2,094
Other intangible assets, net	163	205

	$3,315	$2,478

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Other intangible assets include trademarks and organization costs, which are being amortized over periods of five to 15 years. Amortization expense related to other intangible assets for the year ended February 1, 2003, was $42,000.

      Estimated amortization expense for each of the five succeeding fiscal years, based on the intangible assets as of February 1, 2003, is as follows (in thousands):

Fiscal Year	Estimated Expense

2003	$34
2004	$32
2005	$19
2006	$19
2007	$19

      The Company’s goodwill at February 1, 2003, relates to remaining Wallet Works stores operated by the Company. The decrease of $0.1 million in goodwill from 2001 to 2002 relates to goodwill write-off associated with contractually committed closings for Wallet Works stores during 2002.

      Wilsons Leather’s adoption of SFAS No. 142 eliminates the amortization of goodwill beginning in the first quarter of 2002. The following table adjusts net income (loss) and net earnings (loss) per share for fiscal years 2001 and 2000 to exclude amortization of goodwill that is no longer required under SFAS No. 142 (in thousands):

	For the years ended

	February 2,	February 3,
	2002	2001
	(Restated)	(Restated)

Reported net income (loss)	$(14,337)	$40,435
Add back:
Goodwill amortization	20	20

Adjusted net income (loss)	$(14,317)	$40,455

      Due to the insignificant amount of goodwill amortization that was recorded in fiscal years 2001 and 2000, the impact on previously reported earnings per share (loss) is zero and, therefore, has not been separately disclosed.

6       Accounts receivable

      Accounts receivable consisted of the following (in thousands):

		February 2,
	February 1,	2002
	2003	(Restated)

Trade receivables	$3,851	$3,674
Other receivables	1,524	5,554

Total	5,375	9,228
Less—Allowance for doubtful accounts	(145)	(351)
Less—Deferred sales(1)	(68)	—

Total	$5,162	$8,877

(1)	Deferred in-transit e-commerce sales

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7       Property and equipment

      Property and equipment consisted of the following (in thousands):

		February 2,
	February 1,	2002
	2003	(Restated)

Land	$200	$1,340
Buildings and improvements	—	2,101
Equipment and furniture	90,111	84,197
Leasehold improvements	32,934	30,791

Total	123,245	118,429
Less—Accumulated depreciation and amortization	(49,271)	(34,422)

Net property and equipment	$73,974	$84,007

      In 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the fourth quarter of 2002, we determined, based on our most recent sales projections for various markets in which Wilsons Leather has stores, that the current estimate of the future undiscounted cash flows in certain of these markets would not be sufficient to recover the carrying value of those stores’ fixed assets. Accordingly, we recorded an impairment loss of $1.0 million in the fourth quarter of 2002 related to those store assets. Such assets were written down to fair-value less the expected disposal value, if any, of such furniture, fixtures and equipment. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In the fourth quarter of 2001 under SFAS No. 121, the Company recorded impairment losses on store closings of $5.4 million.

8       Accrued expenses

      Accrued expenses consisted of the following (in thousands):

		February 2,
	February 1,	2002
	2003	(Restated)

Compensation and benefits	$9,840	$9,625
Taxes other than income taxes	2,918	3,189
Rent	2,474	2,441
Interest	1,988	1,953
Other	7,999	8,202

Total	$25,219	$25,410

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9       Long-term debt

      Long-term debt at February 1, 2003, and February 2, 2002, consists of the following (in thousands):

	2002	2001

Senior notes	$30,590	$30,590
Term B promissory note	25,000	25,000
Note payable	150	—

Total debt	55,740	55,590
Less: current portion	(45)	—

Total long-term debt	$55,695	$55,590

     Senior Notes

      On August 18, 1997, the Company issued $75.0 million of 11 1/4% Senior Notes due August 15, 2004, (the Senior Notes). Interest on the Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased $44.4 million of the Senior Notes in the years 1998 through 2000. As of February 1, 2003, the outstanding balance on the Senior Notes was $30.6 million.

      The Senior Notes are general unsecured obligations that rank senior in right of payment to all existing and future subordinated indebtedness and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness. The indenture governing the Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and that place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. At February 1, 2003, the Company was in compliance with or had received waivers for all covenants of the Senior Notes.

     Term B Promissory Note and Revolving Credit Agreement

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

      On November 1, 2002, the Company executed the First Amendment to Fourth Amended and Restated Credit Agreement (the Amendment) with General Electric Capital Corporation and the syndicate. The Amendment allows no revolving credit balances during the period from January 3, 2003, to February 2, 2003, and outstanding letters of credit must be less than or equal to $25 million at all times during this period. The amendment also allowed the Company to reborrow $4.8 million of the Term B promissory note that was repaid on June 24, 2002. In addition, the Amendment included a covenant that the Company must achieve a minimum EBITDA for each of the three months in the period from October 6, 2002 to January 4, 2003. Through February 1, 2003, the Company was in compliance or had obtained waivers for this covenant.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The Term B promissory note is collateralized by the Company’s inventory and owned buildings and is due in June 2005. The remainder of the Senior Credit Facility is collateralized by the Company’s inventory, equipment and credit card receivables and expires in June 2005. Interest on cash borrowings under the Senior Credit Facility is at LIBOR plus 2.75%, the commercial paper rate plus 2.75%, or the prime rate plus 1.50%. With respect to the Term B promissory note, the interest rate is the prime rate plus 4%, plus an additional 5% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees on the unused portion of the Senior Credit Facility and on the average daily amount of letters of credit outstanding during each month.

      The Senior Credit Facility contains a requirement that the Company either amend, refund, renew, extend or refinance the outstanding 11 1/4% Senior Notes on or before June 15, 2004, so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005.

      The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11 1/4% senior notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. We are currently in compliance with or have obtained waivers for all covenants under the senior credit facility.

      At February 1, 2003, and February 2, 2002, there were no borrowings under the revolver, and there were $15.2 and $10.4 million in letters of credit outstanding, respectively. The Term B promissory note had a balance of $25.0 million on February 1, 2003, and February 2, 2002. See Subsequent events (Note 17) for a discussion of our recently amended credit agreement.

      As of February 1, 2003, annual debt maturities were as follows (in thousands):

2003	$45
2004	30,590
2005	25,000
2006	105

$55,740

10       Income taxes

      The income tax provision (benefit) is comprised of the following (in thousands):

	For the years ended

		February 2,	February 3,
	February 1,	2002	2001
	2003	(Restated)	(Restated)

Current
Federal	$(6,322)	$3,210	$15,315
State	874	361	2,108
Deferred	(4,095)	1,600	3,866

Total	$(9,543)	$5,171	$21,289

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows (in thousands):

	For the years ended

		February 2,	February 3,
	February 1,	2002	2001
	2003	(Restated)	(Restated)

Statutory rate	$(8,350)	$4,524	$21,811
State income taxes	(943)	435	2,493
Change in reserves	—	—	(3,182)
Other	(250)	212	167

	$(9,543)	$5,171	$21,289

	For the years ended

		February 2,	February 3,
	February 1,	2002	2001
	2003	(Restated)	(Restated)

Statutory rate	35.0%	35.0%	35.0%
State income taxes	4.0%	3.4%	4.0%
Change in reserves	0.0%	0.0%	(5.1)%
Other	1.0%	1.6%	0.3%

	40.0%	40.0%	34.2%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset and liability were as follows (in thousands):

	For the years ended

		February 2,
	February 1,	2002
	2003	(Restated)

Net deferred tax asset (liability)—long-term
Accrued liabilities	$5,299	$1,861
State net operating loss carryforwards	3,044	—
Property and equipment	(7,478)	(2,402)

Total deferred tax asset (liability) — long-term	$865	$(541)

Net deferred tax asset (liability)—current
Accrued liabilities	$5,154	$2,650
State net operating loss carryforwards	494	—
Allowances	57	137
Inventories	(4,801)	(7,344)
Intangibles	(1,092)	(1,016)
Other	3,965	(34)

Total deferred tax asset (liability)—current	$3,777	$(5,607)

Net deferred tax asset (liability)	$4,642	$(6,148)

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Included in the net deferred tax asset at February 1, 2003, is $6.7 million relating to discontinued operations. This deferred tax asset relates primarily to accrued discontinued operations expenses including severance payable, store closing reserve, lease termination costs and state net operating loss carryforwards. We have determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the assets will be realized.

      At February 1, 2003, we had net operating loss (NOL) carryforwards of $57.4 million for state income tax purposes that expire in years 2007 through 2022. No federal net operating loss carryforward exists.

      As discussed in Note 3, we announced on November 19, 2002, that we would exit the Travel Subsidiaries’ business by the end of the fourth quarter of fiscal 2002. A summary of the discontinued operations and the related tax impacts is as follows (in thousands):

	For the years ended

		February 2,	February 3,
	February 1,	2002	2001
	2003	(Restated)	(Restated)

Discontinued Operations:
Income (loss) from discontinued operations	$(24,613)	$(32,080)	$48
Income tax (expense) benefit of income (loss) from discontinued operations	9,846	9,987	(19)
Loss on disposition	(39,429)	—	—
Income tax benefit of loss on disposition	12,182	—	—

Net income (loss) from discontinued operations, net of tax	$(42,014)	$(22,093)	$29

11       Capital stock

Stock split

      On February 15, 2000, the board of directors declared a 3 for 2 stock split. The stock split became effective March 15, 2000, to shareholders of record on February 29, 2000. The common stock share and per share information in the accompanying consolidated financial statements and notes, for all periods presented, reflects the effect of the stock split.

Private Placement Offering

      In January 2002, we sold 1,900,000 shares of common stock in a private placement (the Placement) at $11.00 per share for total proceeds, net of offering costs, of $20.0 million.

      On April 8, 2002, affiliates of the purchasers in the Placement exercised the option under the stock purchase agreement relating to the Placement, to purchase an additional 100,000 shares (the “Additional Shares”) for an aggregate purchase price of $1.1 million, which sale was completed on April 12, 2002, for net proceeds of approximately $1.0 million.

      On April 30, 2002, we sold 900,000 shares of our common stock in a private placement at a purchase price of $11.00 per share, for net proceeds of approximately $9.9 million. On June 10, 2002, the purchasers in the April private placement exercised the option to purchase an additional 100,000 shares of common stock at a purchase price of $11.00 per share. The sale was completed on June 13, 2000, for net proceeds of approximately $1.1 million.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12       Stock options

      We have adopted the amended 1996 stock option plan, the 1998 stock option plan and the 2000 long-term incentive plan (collectively referred to as the Plans), pursuant to which options to acquire an aggregate of 3,500,000 shares of our common stock may be granted.

      The compensation committee of the board of directors is responsible for administering our Plans and approves grants in connection therewith. All outstanding stock options granted since we became a publicly held corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of the grant.

      The following is a summary of stock option information and weighted average exercise prices for our stock option plans:

	As of and for the years ended

	February 1, 2003		February 2, 2002		February 3, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	1,982,982	$10.11	1,742,117	$8.45	1,848,446	$6.86
Granted	260,000	12.93	562,585	13.74	269,200	17.78
Exercised	(108,664)	6.64	(281,921)	6.66	(256,398)	5.79
Forfeited	(133,756)	9.37	(39,799)	13.69	(119,131)	10.42

Outstanding, end of year	2,000,562	$10.71	1,982,982	$10.11	1,742,117	$8.45

Exercisable, end of year	1,343,307	$9.23	1,200,782	$7.38	1,225,160	$6.32

Available for grant, end of year	564,347		678,966		1,287,029

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The following table summarizes information about the weighted average remaining contracted life (in years) and the weighted average exercise prices for stock options outstanding as of the year ended February 1, 2003:

Options Outstanding and Exercisable by Price Range

as of February 1, 2003

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

			Weighted		Weighted
			Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$ 2.07 - $ 4.14	32,790	3.2	$3.00	31,590	$2.96
$ 4.14 - $ 6.21	667,510	4.4	$5.83	659,510	$5.83
$ 6.21 - $ 8.28	117,054	3.2	$6.87	112,054	$6.84
$ 8.28 - $10.34	20,416	4.2	$9.18	18,216	$9.20
$10.34 - $12.41	488,112	6.5	$11.28	264,112	$11.30
$12.41 - $14.48	268,151	9.1	$13.72	28,193	$13.71
$14.48 - $16.55	168,054	7.3	$15.75	82,649	$15.63
$16.55 - $18.62	40,325	7.2	$17.20	27,383	$17.20
$18.62 - $20.69	198,150	5.8	$19.81	119,600	$19.99

	2,000,562	5.9	$10.71	1,343,307	$9.23

      The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option awards granted at fair market value.

      The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. Had compensation cost for Wilsons Leather’s stock option plans been determined based on the fair value at the grant date for awards from 1996 through 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts disclosed in Note 2.

13       Employee benefit plans

      The 2000 long-term incentive plan provides that the Compensation Committee may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In March 2001, 82,500 shares of restricted stock were issued under this plan.

      These restricted stock awards outstanding vest ratably over four years from the date of grant. When restricted shares are issued, deferred compensation is recorded as a reduction of shareholders’ equity. Annual compensation is charged to expense over the vesting period. During 2002 and 2001, $331,000 and $327,000 was charged to expense for vested restricted shares, respectively.

     401(k) Profit sharing plan

      We have a defined contribution 401(k) profit-sharing plan for eligible employees which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred contributions of up to 30% of their eligible compensation, subject to annual IRS limitations. For employees who have worked less than three years, we match 25% of contributions, up to a maximum of 4% of the employee’s eligible compensation. For employees who have worked more than three years, we match 50% of contributions, up to a maximum of 4% of the employee’s eligible compensation. Company contributions net of forfeitures were $0.1, $0.4 and $0.5 million in 2002, 2001, and 2000, respectively. We may also, at our discretion, make a profit-sharing contribution to the 401(k) plan for each plan year. Profit sharing contributions were $0.0, $0.0 and $1.5 million in 2002, 2001, and 2000, respectively. Our matching contributions vest after three years of service or upon death of the employee and our profit sharing vests after five years.

     Employee stock purchase plan

      We have an employee stock purchase plan which is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15 percent discount at defined times during the year. We have allowed for 375,000 shares of common stock to be purchased under this plan. As of February 1, 2003, 179,979 shares had been issued under the plan.

14       Commitments and contingencies

Leases

      We have noncancelable operating leases, primarily for retail stores, which expire through 2017. A limited number of the leases contain renewal options for periods ranging from six months to five years. These leases generally require us to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. Net rental expense for all operating leases was as follows (in thousands):

	For the years ended

		February 2,	February 3,
	February 1,	2002	2001
	2003	(Restated)	(Restated)

Minimum rentals	$57,492	$53,686	$46,560
Contingent rentals	2,918	3,216	4,515

	60,410	56,902	51,075
Less—Sublease rentals	—	—	—

Total	$60,410	$56,902	$51,075

      As of February 1, 2003, the future minimum rental payments due under operating leases, excluding lease obligations for closed stores, were as follows (in thousands):

Fiscal years ending:
2003	$47,012
2004	42,389
2005	38,823
2006	35,453
2007	32,450
Thereafter	103,117

Total	$299,244

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      As of February 1, 2003, 101 of our 617 leases continued to be guaranteed by CVS. Leases entered into subsequent to the Management Buyout are no longer guaranteed by CVS.

Litigation

      We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Pursuant to the sale agreement entered into in connection with the Management Buyout, CVS has agreed to indemnify us for certain claims. For certain other claims, CVS’s indemnification liability is limited to claims in the aggregate which exceed $1.2 million, but not to exceed $12.0 million.

Guarantees

      As of February 1, 2003, and February 2, 2002, we had outstanding letters of credit of approximately $15.2 and $10.4 million, respectively (see Note 9), which were primarily used to guarantee foreign purchase orders.

15       Sale Leaseback of Headquarters Facility

      During June 2002, the Company entered into an agreement for the sale and leaseback of the Company’s corporate headquarters and distribution center in Brooklyn Park, Minnesota, for net proceeds of $12.5 million. The initial term of the lease is 15 years, with an option to renew for an additional five-year period. The agreement includes an option for the Company to buy out the lease at the end of the tenth (10th) year for a price of $500,000. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

      The net book value of the building approximated $3.1 million and has been removed from the accounts. The $9.4 million gain on the sale has been deferred and the appropriate amounts properly classified under short and long-term liabilities. The short-term portion is included in “accrued expenses” and the long-term portion is included in “other long-term liabilities” on the balance sheet. The deferred gain will be credited to income as an offset to rent expense over the 15-year term of the lease. Payments under the lease approximate $1.37 million for the first year, with an annual increase of 2.5 percent each year thereafter.

16       Related-party transactions

      We regularly conduct business with G-III Apparel Group, Ltd. (G-III), of which the chairman and chief executive officer served during part of 2002 on Wilsons Leather’s board of directors. Purchases from G-III totaled $4.6 million, $2.3 million, and $4.9 million for 2002, 2001, and 2000, respectively. We believe that transactions with G-III are on terms no less favorable to us than those obtainable in arm’s-length transactions with unaffiliated third parties.

      We conduct business with Tsutani Leather Expert Co., Ltd. (Tsutani), of which an executive of Wilsons Leather is a director. Purchases from Tsutani totaled $0.2 million $0.0 million, and $0.0 million in 2002, 2001, and 2000, respectively. We believe that transactions with Tsutani are on terms no less favorable to us than those obtainable in arm’s-length transactions with unaffiliated third parties.

      During 2002, Richard Liu, Chairman of one of our major suppliers (Superior Holdings International, Ltd.), became a greater than 5% shareholder of our common stock. Superior Holdings International, Ltd. sold $22.7 million of products to us during 2002. We believe that transactions with Superior Holdings International, Ltd. are on terms no less favorable to us than those obtainable in arm’s-length transactions with unaffiliated third parties.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17     Subsequent events

      On March 19, 2003, we issued 120,000 shares of restricted stock to executives pursuant to the 2000 long-term incentive plan. These restricted stock amounts vest ratably over four years from the date of grant. Deferred compensation of $0.5 million was recorded for this transaction in 2003.

      General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on April 11, 2003, that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

•	85% of net inventories, provided that such percentage at no time may exceed 85% of the then applicable discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation, except that the discount rate is gradually increased from August 17 to October 1 of each year and gradually decreased from December 17 to February 1 of each year;

•	plus 85% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of credit card receivables;

•	plus, during the months of September, October and November and the first fifteen days of December, 2003 (or until we receive our anticipated tax refund, whichever is earlier), 85% of the amount we expect to receive as a tax refund, provided that prior to the filing of our tax return, such amount cannot exceed $2 million during the first week of September, $4 million during the second week of September or $6 million at any time after the second week of September; and provided further that after we file our tax return such amount cannot exceed $15.0 million;

•	minus $10 million ($5 million from July 2003 through December 15, 2003, and during the months of August, September, October and November of 2004 and 2005).

In addition, borrowings under the senior credit facility are subject to the further limitations that:

•	the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis; and

•	the total borrowings (i.e. the revolving credit portion of the facility and the Term B promissory note) cannot exceed the sum of 85% of the book value of credit card receivables, plus 95% (100% during August, September and October) of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis;

•	from December 31, 2003, through March 31, 2004, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $20 million;

•	from April 1, 2004, through May 15, 2004, borrowings under the revolving credit portion of the facility must be no greater than $15 million, and outstanding letters of credit must be no greater than $20 million; and

•	from December 31, 2004, through March 31, 2005, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $40 million.

      Interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 3.25%, except as noted in the next sentence, or the “prime” rate plus 2.0% (commercial paper rate plus 3.25% if the loan is made under the “swing line” portion of the revolver). Borrowings in an amount that is available to us

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only because we have included our anticipated tax refund in determining availability will bear interest at the prime rate plus 5%. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. If we have any borrowings that are only available to us because we have included our anticipated tax refund in determining availability, we will pay a fee of $150,000. The senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 2% prepayment fee if prepaid on or after July 1, 2002, but on or prior to November 30, 2003, and a 1% prepayment fee thereafter. The revolving credit portion of the facility is subject to a 1% prepayment fee under most circumstances. The Term B promissory note is prepayable on or after July 1, 2002, only with the consent of the senior lenders under the senior credit facility.

Schedule II

Valuation and Qualifying Accounts		Additions
(in thousands)					Balance
	Balance at	Charged to	Charged		at End
	Beginning	Costs and	to Other		of
	of Period	Expenses	Accounts	Deductions	Period

Year ended February 3, 2001:
Allowance for doubtful accounts deducted from accounts receivable	1,123	879	—	(1,199)	803
Year ended February 2, 2002:
Allowance for doubtful accounts deducted from accounts receivable	803	897	—	(1,349)	351
Year ended February 1, 2003:
Allowance for doubtful accounts deducted from accounts receivable	351	1,327	—	(1,533)	145

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2003:

WILSONS THE LEATHER EXPERTS INC.
(registrant)

By:	/s/ JOEL N. WALLER

Joel N. Waller,
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ PETER G. MICHIELUTTI

Peter G. Michielutti,
Executive Vice President
and Chief Financial Officer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 2, 2003 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ JOEL N. WALLER JOEL N. WALLER	Director

/s/ DAVID L. ROGERS DAVID L. ROGERS	Director

/s/ LYLE BERMAN LYLE BERMAN	Director

/s/ THOMAS J. BROSIG THOMAS J. BROSIG	Director

/s/ MICHAEL T. COWHIG MICHAEL T. COWHIG	Director

/s/ BRADLEY K. JOHNSON BRADLEY K. JOHNSON	Director

/s/ WILLIAM F. FARLEY WILLIAM F. FARLEY	Director

/s/ CHERYL L. VITALI CHERYL L. VITALI	Director

CERTIFICATIONS

I, Joel N. Waller, certify that:

      1. I have reviewed this annual report on Form 10-K of Wilsons The Leather Experts Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOEL N. WALLER
Joel N. Waller, Chairman
and Chief Executive Officer
(principal executive officer)

Date: May 2, 2003

I, Peter G. Michielutti, certify that:

      1. I have reviewed this annual report on Form 10-K of Wilsons The Leather Experts Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER G. MICHIELUTTI
Peter G. Michielutti, Executive Vice President
and Chief Financial Officer
(principal financial and accounting officer)

Date: May 2, 2003

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

2.1	Sale Agreement dated as of May 24, 1996 by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons Center Inc. and Wilsons The Leather Experts Inc. (1)	Incorporated by Reference

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (2)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, and May 23, 2002. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11-1/4% Series A Senior Notes due 2004 and specimen Certificate of 11-1/4% Series B Senior Notes due 2004. (4)	Incorporated by Reference

4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5)	Incorporated by Reference

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (6)	Incorporated by Reference

4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (7)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC. (8)	Incorporated by Reference

4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (9)	Incorporated by Reference

10.1	Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation. (10)	Incorporated by Reference

*10.2	Wilsons The Leather Experts Inc. Amended Executive and Key Management Incentive Plan. (11)	Incorporated by Reference

*10.3	Wilsons The Leather Experts Inc. 401(k) Plan. (12)	Incorporated by Reference

*10.4	Employment Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and Joel Waller. (1)	Incorporated by Reference

*10.5	Employment Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and David Rogers. (1)	Incorporated by Reference

10.6	Fourth Amended and Restated Credit Agreement dated as of April 23, 2002, among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, GECC Capital Markets Corp., Inc. as Lead Arranger, the CIT Group/Business Credit, Inc., as Lender and Documentation Agent and Wells Fargo Retail Finance LLC, as Lender and Syndication Agent. (13)	Incorporated by Reference

10.7	Store Guarantors’ Guaranty dated as of May 25, 1996, by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation. (14)	Incorporated by Reference

*10.8	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan. (3)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.9	Joinder Agreement dated as of May 24, 1999, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation. (15)	Incorporated by Reference

10.10	Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (16)	Incorporated by Reference

10.11	Pledge Agreement dated as of May 24, 1999, between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (17)	Incorporated by Reference

10.12	Pledge Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (18)	Incorporated by Reference

10.13	Pledge Agreement dated as of May 25, 1996, between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (19)	Incorporated by Reference

10.14	Pledge Agreement dated as of May 25, 1996, between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (20)	Incorporated by Reference

10.15	Pledge Agreement dated as of May 25, 1996, between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (21)	Incorporated by Reference

10.16	Reaffirmation of Guaranty dated as of May 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation. (22)	Incorporated by Reference

10.17	Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation. (23)	Incorporated by Reference

10.18	Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation. (24)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.19	Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation. (25)	Incorporated by Reference

10.20	Wilsons The Leather Experts Inc. 1998 Stock Option Plan. (26)	Incorporated by Reference

10.21	Reaffirmation of Guaranty dated September 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. (27)	Incorporated by Reference

*10.22	First Amendment to Employment Agreement dated as of April 3, 2000, between Wilsons The Leather Experts Inc. and Joel N. Waller. (28)	Incorporated by Reference

*10.23	First Amendment to Employment Agreement as of March 23, 2000, between Wilsons The Leather Experts Inc. and David L. Rogers. (29)	Incorporated by Reference

10.24	Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders. (30)	Incorporated by Reference

10.25	Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation. (31)	Incorporated by Reference

10.26	Pledge Amendment dated as of October 31, 2000, by River Hills Wilsons, Inc. (32)	Incorporated by Reference

10.27	Pledge Agreement dated as of October 31, 2000, by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (33)	Incorporated by Reference

10.28	Reaffirmation of Guaranty dated as of October 31, 2000, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation. (34)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.29	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000, and March 21, 2002. (35)	Incorporated by Reference

10.30	Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation. (36)	Incorporated by Reference

10.31	Pledge Amendment, dated as of April 13, 2001, by WWT, Inc. (37)	Incorporated by Reference

10.32	Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement. (38)	Incorporated by Reference

10.33	Reaffirmation Of Guaranty dated as of April 13, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation (39)	Incorporated by Reference

10.34	Reaffirmation Of Guaranty dated as of June 19, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation. (40)	Incorporated by Reference

10.35	Reaffirmation of Guaranty dated as of April 23, 2002, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders. (41)	Incorporated by Reference

10.36	Agreement to Purchase Office/Warehouse Building by and between Bermans The Leather Experts, Inc., a Delaware Corporation, as Seller and IRET Properties, a North Dakota limited partnership, as Purchaser, Dated as of June 19, 2002. (42)	Incorporated by Reference

10.37	Lease, IRET Properties Landlord to Bermans The Leather Experts, Inc. Tenant, dated June 21, 2002. (43)	Incorporated by Reference

10.38	First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 1, 2002, by and among Wilsons Leather Holdings Inc., General Electric Capital Corporation, the credit parties signatory thereto and the lenders signatory thereto. (44)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.39	Unqualified Release Agreement dated August 22, 2002, by and between John A. Fowler and Wilsons Leather Holdings Inc. (45)	Incorporated by Reference

10.40	Consulting Agreement dated August 11, 2002, by and between John A. Fowler and Wilsons Leather Holdings Inc. (46)	Incorporated by Reference

10.41	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement dated as of January 21, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto	Electronic Transmission

10.42	Unqualified Release Agreement dated December 9, 2002, by and between John Serino and River Hills Wilsons, Inc.	Electronic Transmission

10.43	Limited Waiver and Third Amendment to Fourth Amended and Restated Credit Agreement dated as of April 11, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto	Electronic Transmission

10.44	Reaffirmation of Guaranty dated as of April 11, 2003, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders	Electronic Transmission

*10.45	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan	Electronic Transmission

16.1	Letter Regarding Arthur Andersen LLP. (47)	Incorporated by Reference

21.1	Subsidiaries of Wilsons The Leather Experts Inc.	Electronic Transmission

23.1	Consent of KPMG LLP	Electronic Transmission

99.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

*	Mangement contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(2)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 0-21543).

(3)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(5)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(6)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(9)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.

(10)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(12)	Incorporated by Reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Commission.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 filed, with the Commission.

(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 1O-Q for the quarter ended August 2, 1997, filed with the Commission.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(16)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(17)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(18)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(19)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(20)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(21)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(22)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(23)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(24)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(26)	Incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Commission.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended October 30, 1999, filed with the Commission.

(28)	Incorporated by reference to Exhibit 10.27 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(29)	Incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(31)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(32)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(33)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(34)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(35)	Incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Commission.

(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(37)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(38)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(39)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(40)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(41)	Incorporated by reference to Exhibit 10.2 to the Company’s Report of Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(43)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(45)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(46)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(47)	Incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed on May 15, 2002, with the Commission.