Form 10-Q
period 2003-05-03
WILSONS THE LEATHER EXPERTS INC
filed 2003-06-12
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-21543

WILSONS THE LEATHER EXPERTS INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1839933

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 BOONE AVE. N. BROOKLYN PARK, MN	55428

(Address of principal executive offices)	(Zip Code)

(763) 391-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]   No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   [X]   No   [  ]

As of June 2, 2003, there were 20,616,325 shares of common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	May 3,	February 1,
	2003	2003 (1)

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,283	$30,442
Accounts receivable, net	4,577	5,162
Inventories	88,528	118,701
Prepaid expenses	9,480	3,812
Assets of discontinued operations	93	3,379
Deferred income taxes	—	3,777
Refundable income taxes	10,570	3,064

TOTAL CURRENT ASSETS	134,531	168,337
Property and equipment, net	71,571	73,974
Goodwill and other assets, net	3,917	3,315
Deferred income taxes	526	865

TOTAL ASSETS	$210,545	$246,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,165	$19,492
Accrued expenses	18,587	25,219
Liabilities of discontinued operations	1,872	15,075
Deferred income taxes	4,663	—

TOTAL CURRENT LIABILITIES	36,287	59,786
Long-term debt	55,684	55,695
Other long-term liabilities	13,878	13,782

TOTAL LIABILITIES	105,849	129,263

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 20,616,325 and 20,473,033 shares issued and outstanding on May 3, 2003 and February 1, 2003, respectively	206	205
Additional paid-in capital	99,472	99,010
Retained earnings	6,022	18,707
Unearned compensation	(1,000)	(691)
Accumulated other comprehensive loss	(4)	(3)

TOTAL SHAREHOLDERS’ EQUITY	104,696	117,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,545	$246,491

The accompanying notes are an integral part of these consolidated financial statements.
(1)-Derived from audited consolidated financial statements.

Wilsons The Leather Experts Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended

	May 3,	May 4,
	2003	2002

NET SALES	$95,301	$95,057
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	77,212	73,110

Gross margin	18,089	21,947

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	32,770	33,860
DEPRECIATION AND AMORTIZATION	4,279	3,792

Operating loss	(18,960)	(15,705)
INTEREST EXPENSE, net	2,268	1,703

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(21,228)	(17,408)
INCOME TAX BENEFIT	(8,491)	(6,963)

Loss from continuing operations before cumulative effect of a change in accounting principle	(12,737)	(10,445)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(4,232)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax	—	(24,567)

Net loss	$(12,737)	$(39,244)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(0.62)	$(0.54)
Loss from discontinued operations	—	(0.22)
Cumulative effect of a change in accounting principle		(1.28)

Basic and diluted loss per share	$(0.62)	$(2.04)

Weighted average shares outstanding — basic and diluted	20,438	19,214

The accompanying notes are an integral part of these consolidated financial statements.

Wilsons The Leather Experts Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months ended

	May 3,	May 4,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(12,737)	$(39,244)
Loss from discontinued operations, net of tax	—	4,232
Cumulative effect of a change in accounting principle, net of tax	—	24,567

Loss from continuing operations	(12,737)	(10,445)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	4,230	3,780
Amortization	49	12
Amortization of deferred financing costs	375	221
Loss on disposal of assets	—	119
Restricted stock compensation expense	50	98
Deferred income taxes	8,779	—
Changes in operating assets and liabilities:
Accounts receivable, net	585	1,773
Inventories	30,173	15,913
Prepaid expenses	(5,668)	(6,306)
Refundable income taxes	(7,506)	(643)
Accounts payable and accrued expenses	(14,959)	(11,794)
Income taxes payable and other liabilities	99	(9,672)

Net cash provided by (used in) operating activities of continuing operations	3,470	(16,944)

INVESTING ACTIVITIES:
Additions to property and equipment	(2,008)	(1,799)
Changes in other assets	52	—

Net cash used in investing activities of continuing operations	(1,956)	(1,799)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	100	11,318
Debt acquisition costs	(1,025)	(1,357)
Repayments of long-term debt	(11)	—

Net cash provided by (used in) financing activities of continuing operations	(936)	9,961

NET CASH USED IN DISCONTINUED OPERATIONS	(9,737)	(20,394)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,159)	(29,176)
CASH AND CASH EQUIVALENTS, beginning of period	30,442	38,953

CASH AND CASH EQUIVALENTS, end of period	$21,283	$9,777

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, acquired 100 percent of the common stock of Wilsons Center, Inc. and its subsidiaries (the predecessor companies prior to the Management Buyout) in a management-led buyout (the “Management Buyout”) from CVS New York, Inc. (“CVS”) (formerly Melville Corporation, the parent company to the predecessor companies), a New York corporation. In May 1996, pursuant to a sale agreement between Wilsons Leather and CVS, Wilsons Leather acquired the common stock for (i) $2.0 million, (ii) a 10 percent senior secured subordinated note due December 31, 2000, in the principal amount of $55.8 million, (iii) a warrant to purchase 2,025,000 shares of common stock, (iv) a warrant to purchase 1,620,000 shares of common stock (reduced by terms of the restricted stock agreement), (v) 6,480,000 shares of common stock, and (vi) 7,405 shares of preferred stock (“Series A Preferred”). As part of the Management Buyout, the Leather Investors Limited Partnerships I and II in turn purchased from CVS the 6,480,000 shares of common stock and the 7,405 shares of Series A Preferred stock for $10.0 million.

     The Company is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of May 3, 2003, Wilsons Leather operated 612 permanent retail stores located in 45 states, the District of Columbia and Canada, including 478 mall stores, 111 outlet stores and 23 airport stores. The Company, which regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January, operated 284 seasonal stores in 2002 and plans to operate approximately 225 seasonal stores this fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At May 3, 2003, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

     As more fully described in Note 3 to our Consolidated Financial Statements in our 2002 Annual Report on Form 10-K, El Portal Group, Inc., Bentley’s Luggage Corp. and Florida Luggage Corp. (the “Travel Subsidiaries”) were liquidated during 2002 and have been presented as discontinued operations effective November 19, 2002. The consolidated financial statements have been reclassified to segregate the net investment in, and the liabilities and operating results of, the Travel Subsidiaries for all prior periods presented. Prior to the liquidation, the Travel Subsidiaries were reported as a separate operating segment. See also Note 3 to the Consolidated Financial Statements (Unaudited) contained herein.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosure, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes included in its 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company’s business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective for the Company. As a result and from that day forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis.

     Under the transitional provisions of SFAS No. 142, the Company’s goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below an operating segment. For purposes of our Company, reporting units were defined as Wilsons and the Travel Subsidiaries. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, “guideline company” (comparable companies) and similar transaction methods. As a result of the Company’s impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel Subsidiaries by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance.

     The cumulative effect of this accounting change, net of a $1.7 million tax benefit, was originally reported in the Company’s Statement of Operations for the six months ended August 3, 2002. The financial statements presented for the three months ended May 4, 2002 have been revised to reflect the $24.6 million net charge as the cumulative effect of a change in accounting principle in the three months ended May 4, 2002, as required by SFAS No. 142.

     FISCAL YEAR

     Wilsons Leather’s fiscal year ends on the Saturday closest to January 31. The periods ended January 31, 2004, February 1, 2003, and February 2, 2002, are referred to herein as fiscal years 2003, 2002 and 2001, respectively.

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

     INVENTORIES

     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of May 3, 2003, and February 1, 2003, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory value is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

     STORE CLOSING AND IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually reviews its stores’ operating performance and assesses plans for store closures. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset down to estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. These impairment charges are recorded as a component of selling, general and administrative expense.

     For stores to be closed that are under long-term leases, the Company records a liability for the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations, discounted using a risk-adjusted rate of interest. This liability is recorded at the time the store is closed. At May 3, 2003, and February 1, 2003, the Company had $0.3 and $0.4 million, respectively, accrued for store lease terminations.

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

     LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the loss per share calculations (in thousands):

	For the three months ended

	May 3, 2003	May 4, 2002

Weighted average common shares outstanding — basic	20,438	19,214
Effect of dilutive securities: stock options	—	—

Weighted average common shares outstanding — diluted	20,438	19,214

     STOCK-BASED COMPENSATION

     We use the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. We adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net loss and basic and diluted loss per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the three months ended

	May 3, 2003	May 4, 2002

Net Loss:
As reported	$(12,737)	$(39,244)
Stock option and purchase plans	(400)	(388)

Pro forma loss	$(13,137)	$(39,632)

Basic and diluted loss per share:
As reported	$(0.62)	$(2.04)
Stock option and purchase plans	(0.02)	(0.02)

Pro forma basic and diluted loss per share	$(0.64)	$(2.06)

Weighted average fair value of options granted	$2.02	$6.50

     The proforma amounts shown above may not be indicative of the effects on reported net loss.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002:

	Weighted average	Dividend	Expected	Expected
	risk free rate	yield	lives	volatility

2003	3.0%	0.0%	5.0	55.2%
2002	2.0%	0.0%	6.5	52.6%

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 during the first quarter of fiscal 2003 with no material impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale/leaseback accounting be used for capital lease modifications with economic effects similar to sale/leaseback transactions. The Company implemented SFAS No. 145 in the first quarter of fiscal 2003. There were no extraordinary losses on early extinguishment of debt requiring reclassification in the Company’s consolidated statement of operations for all periods presented.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. The purpose of the amendment is to enable companies that choose to adopt the fair-value based method of accounting for stock-based compensation to report the full effect of employee stock options in their financial statements immediately upon adoption. The Company will continue to apply the disclosure-only provisions of SFAS No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in fiscal 2002. The interim disclosure provisions were adopted in the first quarter of fiscal 2003.

     In January 2003, the FASB published Interpretation No. 46, Consolidation of Variable Interest Entities, which the Company refers to as FIN 46, to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted in fiscal 2003. The Company does not believe the adoption of FIN 46 will have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this statement will have a material impact on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

     In November 2002, the Company decided to liquidate the Travel Subsidiaries, which consisted of 135 stores, due to their large operating losses. In accordance with SFAS No. 144, the Travel Subsidiaries have been presented as a discontinued operation effective November 19, 2002, and the consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the Travel Subsidiaries for all periods presented.

     Beginning on November 19, 2002, and continuing through the fourth quarter of 2002, the Company liquidated the inventory and fixed assets of the Travel Subsidiaries. The Travel Subsidiaries and certain of their affiliates entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC and Hilco Real Estate, LLC (collectively “Hilco”) to liquidate the inventory in such stores and exit the store leases. Pursuant to the Agency Agreement, Hilco paid the Company a guaranteed amount of 85% of the cost value of the inventory, subject to certain adjustments. Hilco was responsible for all expenses related to the sale. In addition, Hilco assisted in negotiations to exit certain leases.

     The following represents the summary operating results of the Travel Subsidiaries presented as discontinued operations (in thousands):

	May 3, 2003	May 4, 2002

Net sales	$—	$24,204

Loss before income taxes	—	(7,053)

Loss from discontinued operations	$—	$(4,232)

Loss before income taxes, per share	$—	$(0.37)

Loss from discontinued operations, per share	$—	$(0.22)

     The current and noncurrent assets and liabilities of the Travel Subsidiaries as of May 3, 2003, and February 1, 2003, were as follows (in thousands):

	May 3, 2003	February 1, 2003

Cash and cash equivalents	$10	$882
Accounts receivable, net	83	104
Other current assets	—	2,393

Current assets of discontinued operations	$93	$3,379

Total assets of discontinued operations	$93	$3,379

Accounts payable	$—	$590
Accrued expenses	1,872	14,485

Current liabilities of discontinued operations	$1,872	$15,075

Total liabilities of discontinued operations	$1,872	$15,075

Net liabilities of discontinued operations	$(1,779)	$(11,696)

     In May 2003, the Company sold its Miami, Florida distribution center for net proceeds of $2.5 million. This facility was an asset acquired in the Bentley’s Luggage Corp. acquisition. The $2.4 million in net assets held for sale had been reported as “Current assets of discontinued operations” at February 1, 2003. The net proceeds from the sale decreased cash used by discontinued operations for the period.

     The following summarizes the Travel Subsidiaries’ disposal reserve activity during the three months ended May 3, 2003 (in thousands):

Discontinued operations reserves

	February 1, 2003	Usage	Transfers	May 3, 2003

Store closing*	$12,653	($11,315)	$269	$1,607
Taxes	720	(502)	—	218
Severance	600	(563)	—	37
Miscellaneous	512	(371)	(131)	10
Accounts payable	590	(452)	(138)	—

Total liabilities of discontinued operations	$15,075	($13,203)	$0	$1,872

*	Includes primarily lease termination costs and legal fees associated with the liquidation of the Travel Subsidiaries.

4. OTHER COMPREHENSIVE LOSS

     The Company reports accumulated other comprehensive loss as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive loss consists of foreign currency translation adjustments. For the quarters ending May 3, 2003, and May 4, 2002, the comprehensive loss was de minimis.

5. LONG-TERM DEBT

     Long-term debt at May 3, 2003, and February 1, 2003 consists of the following (in thousands):

	May 3, 2003	February 1, 2003

Senior notes	$30,590	$30,590
Term B promissory note	25,000	25,000
Note payable	139	150

Total debt	$55,729	$55,740
Less: current portion	(45)	(45)

Total long-term debt	$55,684	$55,695

     SENIOR NOTES

     On August 18, 1997, the Company issued $75.0 million of 11 1/4% senior notes due August 15, 2004, (the “11 1/4% Senior Notes”). Interest on the 11 1/4% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased $44.4 million of the 11 1/4% Senior Notes in the years 1998 through 2000. As of May 3, 2003, the outstanding balance on the 11 1/4% Senior Notes was $30.6 million.

     The 11 1/4% Senior Notes are general unsecured obligations that rank senior in right of payment to all existing and future subordinated indebtedness and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness. The indenture governing the 11 1/4% Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and that place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. At May 3, 2003, the Company was in compliance with all covenants of the 11 1/4% Senior Notes.

     TERM B PROMISSORY NOTE AND REVOLVING CREDIT AGREEMENT

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

     At May 3, 2003, and February 1, 2003, there were no borrowings under the revolver, and there were $9.4 and $15.2 million in letters of credit outstanding, respectively. The Term B promissory note had a balance of $25.0 million on May 3, 2003, and February 1, 2003.

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

	May 3,	February 1,
(in thousands)	2003	2003

Accounts receivable, net:
Trade receivables	$2,535	$3,851
Other receivables	2,220	1,524

Total	4,755	5,375
Less — Allowance for doubtful accounts	(147)	(145)
Less — Deferred sales	(31)	(68)

Total accounts receivable, net	$4,577	$5,162

Inventories:
Raw materials	$2,418	$2,872
Finished goods	86,110	115,829

Total inventories	$88,528	$118,701

Property and equipment, net:
Land	$200	$200
Equipment and furniture	90,593	90,111
Leasehold improvements	32,948	32,934

Total	123,741	123,245
Less — Accumulated depreciation	(52,170)	(49,271)

Total property and equipment, net	$71,571	$73,974

Goodwill and other assets, net:
Goodwill	$72	$72
Debt issuance costs	7,002	5,977
Other assets	189	245

Total	7,263	6,294
Less — Accumulated amortization	(3,346)	(2,979)

Total goodwill and other assets, net	$3,917	$3,315

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and our wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K.

     The consolidated financial statements for all periods present the Travel Subsidiaries segment as discontinued operations. See Note 3 to the Consolidated Financial Statements (Unaudited) contained herein. Unless otherwise indicated, the following discussion relates only to Wilsons Leather’s continuing operations.

     OVERVIEW

     We are the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multiple store formats are designed to reach a broad customer base with a superior level of customer service. Utilizing our integrated worldwide leather sourcing network and in-house design capabilities, we are consistently able to provide our customers high-quality, fashionable merchandise at attractive prices and minimize fashion risk by reacting quickly to popular and emerging fashion trends and customer preferences and rapidly replenishing fast-selling merchandise.

     At May 3, 2003, we operated a total of 612 permanent retail stores located in 45 states, the District of Columbia and Canada, including 478 mall stores, 111 outlet stores and 23 airport stores. Each year we supplement our permanent stores with seasonal stores during our peak selling season, which totaled 284 in 2002. We plan to open approximately 225 seasonal stores in 2003.

     Our Wilsons Leather mall stores average approximately 2,600 total leased square feet and feature a large assortment of both classic and fashion-forward leather outerwear, accessories and apparel. Our outlet stores are operated primarily under the Wilsons Leather Outlet name, average approximately 3,900 total leased square feet, and offer a combination of clearance-priced merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 total leased square feet, feature travel products as well as leather accessories, and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the world’s busiest airports. Our proprietary labels, including M. Julian®, Maxima®, Pelle Studio® and Wilsons Leather™, are positioned to appeal to identified customer lifestyle segments.

     Comparable store sales were flat in the three months ended May 3, 2003, compared to a decrease of 8.4% in the same period of the prior year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

     CRITICAL ACCOUNTING POLICIES

     We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears on page 22 of our Annual Report on Form 10-K for the year ended February 1, 2003. No material changes occurred to these policies in the periods covered by this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 3, 2003 COMPARED TO THE THREE MONTHS ENDED MAY 4, 2002

     Net sales increased 0.3% to $95.3 million in the three months ended May 3, 2003, from $95.1 million in the comparable period last year. The $0.2 million sales increase was due to sales in new stores. Restricted sales growth was partially due to the decrease in mall traffic attributable, in part, to the war in Iraq.

     We opened 5 stores and closed 11 stores in the period ended May 3, 2003, compared to opening 11 stores and closing 10 stores in the comparable period last year. As of May 3, 2003, we operated 612 stores compared to 620 stores at May 4, 2002.

     Cost of goods sold, buying and occupancy costs increased to 81.0% as a percentage of net sales in 2003, from 76.9% of net sales in 2002, primarily due to an increase in markdowns representing 4.5% of sales. The 4.1% increase in cost of goods sold, buying and occupancy costs as a percentage of sales translates into a $4.1 million increase over 2002. This $4.1 million increase from 2002 was due to: (1) $4.4 million in higher markdowns to clear fall merchandise, (2) $0.4 million in higher buying and occupancy costs, resulting primarily from the sale-leaseback of the Brooklyn Park, Minnesota distribution center, which did not occur until the second quarter of 2002, (3) a $0.4 million increase in freight and handling costs, primarily due to the reallocation of clearance inventory, partially offset by (4) $1.1 million in lower cost of goods sold costs due to higher margin goods being sold in 2003 compared to 2002.

     Selling, general and administrative expenses decreased to $32.8 million in 2003 from $33.9 million in 2002, and decreased as a percentage of net sales to 34.4% from 35.6%. The $1.1 million decrease was primarily due to: (1) a $0.5 million decrease in store selling expenses, including, but not limited to payroll expense, and (2) cost savings realized due to organizational restructuring.

     Depreciation and amortization increased to $4.3 million in 2003 from $3.8 million in 2002, and increased as a percentage of net sales to 4.5% from 4.0%. The increase resulted from depreciation on a higher base of assets resulting from recent additions and from accelerated depreciation of $0.3 million of assets related to stores we plan to close later in 2003.

     As a result of the above, operating loss increased to a net loss of $19.0 million, or 19.9% of net sales in 2003 from a loss of $15.7 million, or 16.5% of net sales in 2002.

     Net interest expense increased to $2.3 million in 2003 from $1.7 million in 2002 due to higher interest rates on long-term debt and higher debt acquisition costs.

     The income tax benefit was $8.5 million in 2003 compared to $7.0 million in 2002. The effective rate of 40% remained constant from 2002 to 2003.

     Net loss from continuing operations for 2003 was $12.7 million compared to $10.4 million in 2002.

     Loss from discontinued operations was $0.0 million in 2003 compared to $4.2 million in 2002.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective for the Company. As a result and from that day forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis.

     Under the transitional provisions of SFAS No. 142, the Company’s goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below an operating segment. For purposes of our Company, reporting units were defined as Wilsons and Travel at that time. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, “guideline company” (comparable companies) and similar transaction methods. As a result of the Company’s impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel segment by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance.

     The cumulative effect of this accounting change, net of a $1.7 million tax benefit, was originally reported in the Company’s Statement of Operations for the six months ended August 3, 2002. The financial statements presented for the three months ended May 4, 2002 have been revised to reflect the $24.6 million net charge as the cumulative effect of a change in accounting principle in the three months ended May 4, 2002, as required by SFAS No. 142.

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

     Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our leather products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer spending habits and mall traffic, causing us to delay our expansion plans, resulting in lower net sales than expected on a quarterly and annual basis.

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

     As of May 3, 2003, we had no borrowings under the senior credit facility, except for the Term B promissory note, and we had $9.4 million in outstanding letters of credit.

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

     The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11 1/4% Senior Notes except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. We are currently in compliance with all covenants under the senior credit facility.

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

     On August 18, 1997, we completed a private offering of $75 million of 11 1/4% Senior Notes, referred to in Note 5 to our Consolidated Financial Statements (Unaudited), to certain institutional buyers. Interest on the 11 1/4% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% Senior Notes mature on August 15, 2004 and are callable after August 15, 2001, at a defined premium. The 11 1/4% Senior Notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. During 2000 and 1999, we repurchased $13.3 million and $26.1 million, respectively, of our 11 1/4% Senior Notes. As of May 3, 2003, we had $30.6 million of our 11 1/4% Senior Notes outstanding.

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

     On June 21, 2002, we completed a sale-leaseback transaction for our headquarters facility and distribution center in Brooklyn Park, Minnesota, for net proceeds of $12.5 million. A portion of the net proceeds from the sale-leaseback, $4.8 million, was used to pay down the Term B promissory note from $25.0 million to $20.2 million. The remainder of the proceeds was used for general corporate purposes.

     On November 4, 2002, pursuant to the First Amendment to Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation and the syndicate, we reborrowed $4.8 million of the Term B promissory note, which brought the outstanding balance to $25.0 million.

     On November 19, 2002, we announced the liquidation of the stores operated by our Travel Subsidiaries, as described in Note 3 to the Consolidated Financial Statements on page F-14 of our 2002 Annual Report on Form 10-K. See also Note 3 of the Consolidated Financial Statements (Unaudited) contained herein.

     CASH FLOW ANALYSIS

     Operating activities of continuing operations for the three months ended May 3, 2003, resulted in cash provided of $3.5 million compared to cash used of $16.9 million in the corresponding period of 2002.

     The $3.5 million of cash provided by operating activities was comprised of: (1) a $30.2 million decrease in inventories due to clearance sales, (2) an $8.8 million increase in deferred tax liabilities, (3) a $4.7 million non-cash adjustment for depreciation and amortization expense, (4) $0.6 million in cash provided by various other operating activities, offset by (5) a net loss from continuing operations of $12.7 million, (6) a $5.7 million increase in prepaids due to timing of rent payments, (7) a $7.4 million increase in income taxes refundable/payable and other liabilities primarily due to net operating losses, including a $9.9 million tax refund, and (8) a $15.0 million decrease in accrued expenses and accounts payable due to the seasonality of the business.

     We had $16.9 million in cash used by operating activities during the same period last year as a result of: (1) $4.1 million in non-cash adjustments for depreciation and amortization and loss on disposal of assets, (2) $0.1 million in cash provided by various other operating activities, (3) a $1.8 million decrease in accounts receivable, (4) a $15.9 million decrease in inventories, offset by (5) a net loss from continuing operations of $10.4 million, (6) a $6.3 million increase in prepaid expenses due to the timing of May 2002 rent payments, (7) a $10.3 million decrease in income taxes refundable/payable and other liabilities due to reduced income, and (8) an $11.8 million decrease in accounts payable and accrued expenses due to the seasonality of the business.

     Investing activities of continuing operations for the three months ended May 3, 2003, were comprised of $2.0 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores. Investing activities during the same period last year were comprised of $1.8 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores. For 2003, capital expenditures are capped at $10.0 million.

     Cash used by financing activities of continuing operations for the three months ended May 3, 2003, was primarily $1.0 million used for debt acquisition costs. Cash provided by financing activities during the same period last year was $10.0 million. This included $11.3 million from the issuance of common stock and exercise of stock options, offset by $1.3 million from debt acquisition costs.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 during the first quarter of fiscal 2003 with no material impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale/leaseback accounting be used for capital lease modifications with economic effects similar to sale/leaseback transactions. The Company implemented SFAS No. 145 in the first quarter of fiscal 2003. There were no extraordinary losses on early extinguishment of debt requiring reclassification in the Company’s consolidated statement of operations for all periods presented.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. The purpose of the amendment is to enable companies that choose to adopt the fair-value based method of accounting for stock-based compensation to report the full effect of employee stock options in their financial statements immediately upon adoption. The Company will continue to apply the disclosure-only provisions of SFAS No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in fiscal 2002. The interim disclosure provisions were adopted in the first quarter of fiscal 2003.

     In January 2003, the FASB published Interpretation No. 46, Consolidation of Variable Interest Entities, which the Company refers to as FIN 46, to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted in fiscal 2003. The Company does not believe the adoption of FIN 46 will have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this statement will have a material impact on its consolidated financial statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the facility, interest expense would increase or decrease accordingly. As of May 3, 2003, there were no outstanding borrowings under the senior credit facility, other than the Term B promissory note, and we had $9.4 million in outstanding letters of credit.

     We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At May 3, 2003, we had long-term fixed rate debt of $30.6 million maturing in August 2004.

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in Internal Controls. In the quarter ended May 3, 2003, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

     Except for historical information, matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: economic downturns; changes in customer shopping patterns; unseasonable weather; failure of results of operations to meet expectations of research analysts; risks associated with estimates made in our critical accounting policies; risks associated with future growth; risks associated with our debt service; change in consumer preferences and fashion trends away from leather; seasonality of the business; risks associated with foreign sourcing and international business; disruptions in product supplies; decreased availability and increased cost of leather; competition in our markets; loss of key members of our management team; reliance on third parties for maintaining our management information systems; concentration of our common stock; anti-takeover effects of classified board provisions in our articles of incorporation and by-laws; volatility of our common stock; war, acts of terrorism or the threat of either; and interruption in the operation of corporate offices and distribution centers. Certain of these risk factors are more fully discussed in the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

PART II — OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part 1., Item 2., of the document for a description of working capital restrictions and limitations upon the payment of dividends.

ITEM 6.        EXHIBITS AND REPORT ON FORM 8-K

               A.       Exhibits

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, and May 23, 2002. (1)	Incorporated by Reference
4.1	Specimen of common stock certificate. (2)	Incorporated by Reference
4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 111/4% Series A Senior Notes due 2004 and specimen Certificate of 111/4% Series B Senior Notes due 2004. (3)	Incorporated by Reference
4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference
4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (6)	Incorporated by Reference
4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC. (7)	Incorporated by Reference
4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (8)	Incorporated by Reference
10.1	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000, March 21, 2002, and June 11, 2003.	Electronic Transmission
10.2	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan as amended June 11, 2003.	Electronic Transmission
99.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

B.       Report on Form 8-K: The Company filed no Report on Form 8-K during the first quarter ended May 3, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.

By:	/s/ Peter G. Michielutti Peter G. Michielutti Executive Vice President and Chief Financial Officer

Date: June 12, 2003

CERTIFICATIONS

I, Joel N. Waller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wilsons The Leather Experts Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003
/s/ Joel N. Waller Joel N. Waller, Chairman and Chief Executive Officer (principal executive officer)

I, Peter G. Michielutti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wilsons The Leather Experts Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003
/s/ Peter G. Michielutti Peter G. Michielutti, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, and May 23, 2002. (1)	Incorporated by Reference
4.1	Specimen of common stock certificate. (2)	Incorporated by Reference
4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 111/4% Series A Senior Notes due 2004 and specimen Certificate of 111/4% Series B Senior Notes due 2004. (3)	Incorporated by Reference
4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference
4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference
4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (6)	Incorporated by Reference
4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC. (7)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (8)	Incorporated by Reference
10.1	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000, March 21, 2002, and June 11, 2003.	Electronic Transmission
10.2	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan as amended June 11, 2003.	Electronic Transmission
99.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 0-21543).

(2)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(4)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(5)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(7)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.