Form 10-Q
period 2003-08-02
WILSONS THE LEATHER EXPERTS INC
filed 2003-09-11
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

As of September 2, 2003, there were 20,658,936 shares of common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.
INDEX

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 2,	February 1,
	2003	2003(1)

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$30,442
Accounts receivable, net	5,994	5,162
Inventories	106,136	118,701
Prepaid expenses	11,268	3,812
Assets of discontinued operations	72	3,379
Deferred income taxes	—	3,777
Refundable income taxes	6,496	3,064

TOTAL CURRENT ASSETS	129,966	168,337
Property and equipment, net	70,003	73,974
Goodwill and other assets, net	3,458	3,315
Deferred income taxes	16,655	865

TOTAL ASSETS	$220,082	$246,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,024	$19,492
Notes payable	23,638	—
Accrued expenses	19,747	25,219
Liabilities of discontinued operations	1,081	15,075
Deferred income taxes	2,545	—

TOTAL CURRENT LIABILITIES	67,035	59,786
Long-term debt	55,673	55,695
Other long-term liabilities	13,943	13,782

TOTAL LIABILITIES	136,651	129,263

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 20,658,936 and 20,473,033 shares issued and outstanding on August 2, 2003, and February 1, 2003, respectively	207	205
Additional paid-in capital	99,702	99,010
Retained earnings (accumulated deficit)	(15,578)	18,707
Unearned compensation	(901)	(691)
Accumulated other comprehensive income (loss)	1	(3)

TOTAL SHAREHOLDERS’ EQUITY	83,431	117,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$220,082	$246,491

The accompanying notes are an integral part of these consolidated financial statements.

(1)-Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended

	August 2,	August 3,
	2003	2002

NET SALES	$59,750	$63,195
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	56,775	59,442

Gross margin	2,975	3,753

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	32,475	32,413
DEPRECIATION AND AMORTIZATION	4,027	3,766

Operating loss	(33,527)	(32,426)
INTEREST EXPENSE, net	2,474	2,378

Loss from continuing operations before income taxes	(36,001)	(34,804)
INCOME TAX BENEFIT	(14,401)	(13,934)

Loss from continuing operations	(21,600)	(20,870)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(6,168)

Net loss	$(21,600)	$(27,038)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(1.05)	$(1.03)
Loss from discontinued operations	—	(0.30)

Basic and diluted loss per share	$(1.05)	$(1.33)

Weighted average shares outstanding — basic and diluted	20,480	20,267

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Year to date period ended

	August 2,	August 3,
	2003	2002

NET SALES	$155,051	$158,252
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	133,987	132,552

Gross margin	21,064	25,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	65,245	66,273
DEPRECIATION AND AMORTIZATION	8,306	7,558

Operating loss	(52,487)	(48,131)
INTEREST EXPENSE, net	4,742	4,081

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(57,229)	(52,212)
INCOME TAX BENEFIT	(22,892)	(20,897)

Loss from continuing operations before cumulative effect of a change in accounting principle	(34,337)	(31,315)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(10,400)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax	—	(24,567)

Net loss	$(34,337)	$(66,282)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(1.68)	$(1.59)
Loss from discontinued operations	—	(0.53)
Cumulative effect of a change in accounting principle	—	(1.24)

Basic and diluted loss per share	$(1.68)	$(3.36)

Weighted average shares outstanding — basic and diluted	20,459	19,742

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year to date period ended

	August 2,	August 3,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(34,337)	$(66,282)
Loss from discontinued operations, net of tax	—	10,400
Cumulative effect of a change in accounting principle, net of tax	—	24,567

Loss from continuing operations	(34,337)	(31,315)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	8,250	7,537
Amortization	56	21
Amortization of deferred financing costs	827	491
Loss on disposal of assets	30	122
Restricted stock compensation expense	150	190
Deferred income taxes	(9,468)	(5,762)
Changes in operating assets and liabilities:
Accounts receivable, net	(832)	4,661
Inventories	12,565	(28,847)
Prepaid expenses	(7,456)	(8,268)
Refundable income taxes	(3,432)	(12,217)
Accounts payable and accrued expenses	(4,895)	2,835
Income taxes payable and other liabilities	189	(9,414)

Net cash used in operating activities of continuing operations	(38,353)	(79,966)

INVESTING ACTIVITIES:
Additions to property and equipment	(4,489)	(4,139)
Net proceeds from sale/leaseback	—	12,546
Changes in other assets	52	(79)

Net cash provided by (used in) investing activities of continuing operations	(4,437)	8,328

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	304	12,656
Change in notes payable	17,180	40,000
Checks written in excess of cash balance	6,413	5,575
Debt acquisition costs	(1,025)	(1,454)
Proceeds from issuance of long-term debt	—	150
Repayments of long-term debt	(22)	(4,800)
Other financing	5	—

Net cash provided by financing activities of continuing operations	22,855	52,127

NET CASH USED IN DISCONTINUED OPERATIONS	(10,507)	(19,442)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,442)	(38,953)
CASH AND CASH EQUIVALENTS, beginning of period	30,442	38,953

CASH AND CASH EQUIVALENTS, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of August 2, 2003, Wilsons Leather operated 607 permanent retail stores located in 45 states and the District of Columbia, including 477 mall stores, 109 outlet stores and 21 airport stores. The Company, which regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January, operated 284 seasonal stores in 2002 and plans to operate approximately 225 seasonal stores this fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At August 2, 2003, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

     As more fully described in Note 3 to the Company’s Consolidated Financial Statements in its 2002 Annual Report on Form 10-K, El Portal Group, Inc., Bentley’s Luggage Corp. and Florida Luggage Corp. (the “Travel Subsidiaries”) were liquidated during 2002 and were presented as discontinued operations effective November 19, 2002. The consolidated financial statements have been reclassified to segregate the net investment in, and the liabilities and operating results of, the Travel Subsidiaries for all prior periods presented. Prior to the liquidation, the Travel Subsidiaries were reported as a separate operating segment. See also Note 3 to the Consolidated Financial Statements (Unaudited) contained herein.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in these interim statements pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate to make the information presented not misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes included in its 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company’s business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective for the Company. As a result and from that day forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis.

     Under the transitional provisions of SFAS No. 142, the Company’s goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below, an operating segment. For purposes of the Company, reporting units were defined as Wilsons and the Travel Subsidiaries. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, “guideline company” (comparable companies) and similar transaction methods. As a result of the Company’s impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel Subsidiaries by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. The cumulative effect of this accounting change, net of a $1.7 million tax benefit, was originally reported in the Company’s Statement of Operations for the year to date period ended August 3, 2002.

     FISCAL YEAR

     Wilsons Leather’s fiscal year ends on the Saturday closest to January 31. The periods ended January 31, 2004, February 1, 2003, and February 2, 2002, are referred to herein as fiscal years 2003, 2002 and 2001, respectively.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets such as accounts receivable, property and equipment, and inventories, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

     INVENTORIES

     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of August 2, 2003, and February 1, 2003, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if the inventory value is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

     STORE CLOSING AND IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually reviews its stores’ operating performance and assesses plans for store closures. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset down to estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. These impairment charges are recorded as a component of selling, general and administrative expenses.

     For stores to be closed that are under long-term leases, the Company records a liability for the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations, discounted using a risk-adjusted rate of interest. This liability is recorded at the time the store is closed. At August 2, 2003, and February 1, 2003, the Company had $0.3 and $0.4 million, respectively, accrued for store lease terminations.

     REVENUE RECOGNITION

     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in costs of goods sold, buying and occupancy costs. Revenue for gift certificate sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board (“FOB”) destination.

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

     LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued (calculated using the treasury stock method). The following table reconciles the number of shares utilized in the loss per share calculations (in thousands):

	For the three months ended		For the year to date period ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Weighted average common shares outstanding — basic	20,480	20,267	20,459	19,742
Effect of dilutive securities: stock options	—	—	—	—

Weighted average common shares outstanding — diluted	20,480	20,267	20,459	19,742

     STOCK-BASED COMPENSATION

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the three months ended		For the year to date period ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net Loss:
As reported	$(21,600)	$(27,038)	$(34,337)	$(66,282)
Stock option and purchase plans	(446)	(435)	(846)	(823)

Pro forma loss	$(22,046)	$(27,473)	$(35,183)	$(67,105)

Basic and diluted loss per share:
As reported	$(1.05)	$(1.33)	$(1.68)	$(3.36)
Stock option and purchase plans	(0.03)	(0.03)	(0.04)	(0.04)

Pro forma basic and diluted loss per share	$(1.08)	$(1.36)	$(1.72)	$(3.40)

Weighted average fair value of options granted	$3.16	$6.71	$2.04	$6.67

     The pro forma amounts shown above may not be indicative of the effects on reported net loss. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002:

	Weighted average	Dividend	Expected	Expected
	risk free rate	yield	lives	volatility

2003	3.0%	0.0%	5.0	55.8%
2002	2.0%	0.0%	6.5	52.6%

     NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) published Interpretation No. 46, Consolidation of Variable Interest Entities, which the Company refers to as FIN 46, to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted in fiscal 2003. The adoption of FIN 46 has not had a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently expect that this statement will have a material impact on its consolidated financial statements.

     In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue generating activities. In some arrangements, the different revenue generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 are effective beginning in the third quarter of 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on current revenue recognition.

3. DISCONTINUED OPERATIONS

     In November 2002, the Company liquidated the Travel Subsidiaries, which consisted of 135 stores, due to their large operating losses. In accordance with SFAS No. 144, the Travel Subsidiaries have been presented as a discontinued operation effective November 19, 2002, and the consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the Travel Subsidiaries for all periods presented.

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

     The following represents the summary operating results of the Travel Subsidiaries presented as discontinued operations (in thousands):

	For the three months ended		For the year to date period ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$—	$26,187	$—	$50,391

Loss before income taxes	—	(10,259)	—	(17,312)

Loss from discontinued operations	$—	$(6,168)	$—	$(10,400)

Loss before income taxes, per share	$—	$(0.51)	$—	$(0.88)

Loss from discontinued operations, per share	$—	$(0.30)	$—	$(0.53)

     The current assets and liabilities of the Travel Subsidiaries as of August 2, 2003, and February 1, 2003, were as follows (in thousands):

	August 2, 2003	February 1, 2003

Cash and cash equivalents	$15	$882
Accounts receivable, net	57	104
Other current assets	—	2,393

Current assets of discontinued operations	$72	$3,379

Total assets of discontinued operations	$72	$3,379

Accounts payable	$—	$590
Accrued expenses	1,081	14,485

Current liabilities of discontinued operations	$1,081	$15,075

Total liabilities of discontinued operations	$1,081	$15,075

Net liabilities of discontinued operations	$(1,009)	$(11,696)

     In May 2003, the Company sold its Miami, Florida distribution center for net proceeds of $2.5 million. This facility was an asset acquired in the Bentley’s Luggage Corp. acquisition. The $2.4 million in net assets held for sale was reported as “Current assets of discontinued operations” at February 1, 2003. The net proceeds from the sale decreased cash used by discontinued operations for the period.

     The following summarizes the Travel Subsidiaries’ disposal reserve activity during the year to date period ended August 2, 2003, (in thousands):

Discontinued operations reserves

	February 1, 2003	Usage	Transfers	August 2, 2003

Store closing*	$12,653	($12,058)	$286	$881
Taxes	720	(520)	—	200
Severance	600	(590)	(10)	—
Miscellaneous	512	(374)	(138)	—
Accounts payable	590	(452)	(138)	—

Total liabilities of discontinued operations	$15,075	($13,994)	$0	$1,081

*	Includes primarily lease termination costs and legal fees associated with the liquidation of the Travel Subsidiaries.

4. OTHER COMPREHENSIVE LOSS

     The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the consolidated balance sheet. Other comprehensive income (loss) consists of foreign currency translation adjustments. For the quarters ending August 2, 2003, and August 3, 2002, the amounts were de minimis.

5. LONG-TERM DEBT

     Long-term debt at August 2, 2003, and February 1, 2003, consisted of the following (in thousands):

	August 2, 2003	February 1, 2003

Senior notes	$30,590	$30,590
Term B promissory note	25,000	25,000
Senior credit facility	17,180	—
Checks written in excess of cash balances	6,413	—
Note payable	128	150

Total debt	$79,311	$55,740
Less: current portion	(23,638)	(45)

Total long-term debt	$55,673	$55,695

     SENIOR NOTES

     On August 18, 1997, the Company issued $75.0 million of 11 1/4% senior notes due August 15, 2004, (the “11 1/4% Senior Notes”). Interest on the 11 1/4% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased $44.4 million of the 11 1/4% Senior Notes in the years 1998 through 2000. As of February 1, 2003, and August 2, 2003, the outstanding balance on the 11 1/4% Senior Notes was $30.6 million. The terms and conditions for these notes are more fully discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q filing.

     TERM B PROMISSORY NOTE AND REVOLVING CREDIT AGREEMENT

     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, which was amended on April 11, 2003, that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The terms and conditions of this facility and the Term B promissory note are more fully discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q filing.

     At August 2, 2003, there were $17.2 million in borrowings under the revolver and at February 1, 2003, there were no borrowings under the revolver. At August 2, 2003, and February 1, 2003, there were $15.6 and $15.2 million in letters of credit outstanding, respectively. The Term B promissory note had a balance of $25.0 million on August 2, 2003, and February 1, 2003.

6. LEGAL PROCEEDINGS

     In January 2003, a class action was brought on behalf of current and former store managers of Wilsons Leather in California regarding their classification as exempt from overtime pay. In July 2003, the Company reached a confidential settlement of the class action through mediation, and court approval of the settlement is pending. A charge of $1.9 million related to this settlement was taken during the second quarter.

7. SUPPLEMENTAL BALANCE SHEET INFORMATION

	August 2,	February 1,
(in thousands)	2003	2003

Accounts receivable, net:
Trade receivables	$4,704	$3,851
Other receivables	1,403	1,524

Total	6,107	5,375
Less — Allowance for doubtful accounts	(101)	(145)
Less — Deferred sales	(12)	(68)

Total accounts receivable, net	$5,994	$5,162

Inventories:
Raw materials	$2,166	$2,872
Finished goods	103,970	115,829

Total inventories	$106,136	$118,701

Property and equipment, net:
Land	$200	$200
Equipment and furniture	92,000	90,111
Leasehold improvements	33,848	32,934

Total	126,048	123,245
Less — Accumulated depreciation	(56,045)	(49,271)

Total property and equipment, net	$70,003	$73,974

Goodwill and other assets, net:
Goodwill	$72	$72
Debt issuance costs	7,002	5,977
Other assets	186	245

Total	7,260	6,294
Less — Accumulated amortization	(3,802)	(2,979)

Total goodwill and other assets, net	$3,458	$3,315

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K.

     The consolidated financial statements for all periods present the Travel Subsidiaries segment as discontinued operations. See Note 3 to the Consolidated Financial Statements (Unaudited) contained herein. Unless otherwise indicated, the following discussion relates only to the continuing operations of Wilsons Leather.

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

     We recently kicked off a creative marketing campaign called “Discover,” which is a platform to communicate the quality, value, and features of our products. This campaign, which has a four-pronged approach to build brand awareness and to communicate merchandise attributes, will reach our customers through store signage and product tags, external media such as newspaper inserts, and direct mail.

     As of August 2, 2003, we operated a total of 607 permanent retail stores located in 45 states and the District of Columbia, including 477 mall stores, 109 outlet stores and 21 airport stores. Each year we supplement our permanent stores with seasonal stores during our peak selling season, which totaled 284 in 2002. We plan to open approximately 225 seasonal stores in 2003.

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

     Comparable store sales decreased 5.6% in the three months ended August 2, 2003, compared to an increase of 1.9% in the same period of the prior year. Comparable store sales decreased 2.2% in the year to date period ended August 2, 2003, compared to a 4.5% decrease in the same period of the prior year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 2, 2003, COMPARED TO THE THREE MONTHS ENDED AUGUST 3, 2002

     Net sales decreased 5.5% to $59.8 million in the three months ended August 2, 2003, from $63.2 million in the comparable period last year. The $3.4 million sales decrease was due to reduced sales volumes, a decline in comparable store sales and the general state of the economy.

     We opened 3 stores and closed 8 stores in the three months ended August 2, 2003, compared to opening 4 stores and closing 7 stores in the comparable period last year. As of August 2, 2003, we operated 607 stores compared to 617 stores at August 3, 2002.

     Cost of goods sold, buying and occupancy costs increased to 95.0% as a percentage of net sales in 2003, from 94.1% of net sales in 2002, primarily due to a decrease in sales volume. The 0.9% increase in cost of goods sold, buying and occupancy costs as a percentage of sales represented a $2.7 million decrease in total cost as compared to 2002. This $2.7 million decrease from 2002 was due to: (1) $2.4 million in lower cost of goods sold due to both the lower sales volume and higher margin goods being sold in 2003 as compared to 2002, and (2) a $0.3 million decrease in markdowns, freight and handling costs.

     Selling, general and administrative expenses increased to $32.5 million in 2003 from $32.4 million in 2002, and increased as a percentage of net sales to 54.4% from 51.3% primarily due to a year over year sales decrease. The $0.1 million increase was primarily due to: (1) a $1.9 million charge related to the settlement of a class action, offset by (2) $1.8 million in cost savings realized due to reduced staff levels at our headquarters and continued expense control at the store level.

     Depreciation and amortization increased to $4.0 million in 2003 from $3.8 million in 2002, and increased as a percentage of net sales to 6.7% from 6.0%. The increase resulted from depreciation on a higher base of assets resulting from recent additions and from accelerated depreciation of $0.1 million of assets related to stores we plan to close later in 2003.

     As a result of the above, the operating loss increased to a net loss of $33.5 million, or 56.1% of net sales, in 2003 from a loss of $32.4 million, or 51.3% of net sales, in 2002.

     Net interest expense increased to $2.5 million in 2003 from $2.4 million in 2002 due to higher interest rates on long-term debt and higher debt acquisition costs from refinancing, partially offset by reduced short-term borrowings.

     The income tax benefit was $14.4 million in 2003 compared to $13.9 million in 2002. The effective rate of 40% remained constant from 2002 to 2003.

     Net loss from continuing operations for 2003 was $21.6 million compared to $20.9 million in 2002.

     Loss from discontinued operations was $0.0 million in 2003 compared to $6.2 million in 2002.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED AUGUST 2, 2003, COMPARED TO THE YEAR TO DATE PERIOD ENDED AUGUST 3, 2002

     Net sales decreased 2.0% to $155.1 million in the year to date period ended August 2, 2003, from $158.3 million in the comparable period last year. The $3.2 million sales decrease was due to reduced sales volumes, a decline in comparable store sales and the general state of the economy.

     We opened 8 stores and closed 19 stores in the year to date period ended August 2, 2003, compared to opening 15 stores and closing 17 stores in the comparable period last year.

     Cost of goods sold, buying and occupancy costs increased to 86.4% as a percentage of net sales in 2003, from 83.8% of net sales in 2002, primarily due to an increase in markdowns representing 2.9% of sales. The 2.6% increase in cost of goods sold, buying and occupancy costs as a percentage of sales represented a $1.4 million increase in total cost as compared to 2002. This $1.4 million increase from 2002 was due to: (1) $4.2 million in higher markdowns to clear fall 2002 merchandise, (2) $0.4 million in higher buying and occupancy costs, resulting primarily from the sale/leaseback of the Brooklyn Park, Minnesota distribution center, which did not occur until the second quarter of 2002, (3) a $0.3 million increase in freight and handling costs, primarily due to the reallocation of clearance inventory, partially offset by (4) $3.5 million in lower cost of goods sold due to both the lower sales volume and higher margin goods being sold in 2003 as compared to 2002.

     Selling, general and administrative expenses decreased to $65.2 million in 2003 from $66.3 million in 2002, but increased as a percentage of net sales to 42.1% from 41.9%, primarily due to a year over year sales decrease. The $1.1 million decrease was primarily due to: (1) a $2.4 million decrease in store selling expenses, including but not limited to payroll expense, and (2) $1.9 million in cost savings realized due to reduced staff levels at our headquarters and continued expense control at the store level, partially offset by (3) a $1.9 million charge related to the settlement of a class action, (4) a $0.6 million increase in employee benefit costs, and (5) a $0.7 million increase in professional service fees.

     Depreciation and amortization increased to $8.3 million in 2003 from $7.6 million in 2002, and increased as a percentage of net sales to 5.4% from 4.8%. The increase resulted from depreciation on a higher base of assets resulting from recent additions and from accelerated depreciation of $0.4 million of assets related to stores we plan to close later in 2003.

     As a result of the above, the operating loss increased to a net loss of $52.5 million, or 33.9% of net sales, in 2003 from a loss of $48.1 million, or 30.4% of net sales, in 2002.

     Net interest expense increased to $4.7 million in 2003 from $4.1 million in 2002 due to higher interest rates on long-term debt and higher debt acquisition costs, partially offset by decreased short-term borrowings.

     The income tax benefit was $22.9 million in 2003 compared to $20.9 million in 2002. The effective rate of 40% remained constant from 2002 to 2003.

     Net loss from continuing operations for 2003 was $34.3 million compared to $31.3 million in 2002.

     Loss from discontinued operations was $0.0 million in 2003 compared to $10.4 million in 2002.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective. As a result and from that day forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis.

     Under the transitional provisions of SFAS No. 142, our goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below, an operating segment. For purposes of our company, reporting units were defined as Wilsons and the Travel Subsidiaries. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, “guideline company” (comparable companies) and similar transaction methods. As a result of the impairment test, we recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel Subsidiaries by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. The cumulative effect of this accounting change, net of a $1.7 million tax benefit, was originally reported in our Statement of Operations for the year to date period ended August 3, 2002.

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

     Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our leather products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer spending habits and mall traffic, resulting in lower net sales on a quarterly and annual basis.

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

     As of August 2, 2003, we had $17.2 million in borrowings under the revolving credit facility and no other borrowings under the senior credit facility, except for the Term B promissory note, and we had $15.6 million in outstanding letters of credit.

     Interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 3.25%, except as noted in the next sentence, or the “prime” rate plus 2.0% (commercial paper rate plus 3.25% if the loan is made under the “swing line” portion of the revolver). Borrowings in an amount that is available to us only because we have included our anticipated tax refund in determining availability will bear interest at the prime rate plus 5%. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. If we have any borrowings that are only available to us because we have included our anticipated tax refund in determining availability, we will pay a fee of $150,000. The senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 2% prepayment fee if prepaid on or after July 1, 2002, but on or prior to November 30, 2003, and a 1% prepayment fee thereafter. The revolving credit portion of the facility is subject to a 1% prepayment fee under most circumstances. The Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility.

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

     On August 18, 1997, we completed a private offering of $75 million of 11 1/4% Senior Notes to certain institutional buyers. Interest on the 11 1/4% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% Senior Notes mature on August 15, 2004, and are callable after August 15, 2001, at a defined premium. The 11 1/4% Senior Notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. During 2000 and 1999, we repurchased $13.3 million and $26.1 million, respectively, of our 11 1/4% Senior Notes. As of August 2, 2003, we had $30.6 million of our 11 1/4% Senior Notes outstanding.

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

     On June 21, 2002, we completed a sale/leaseback transaction for our headquarters facility and distribution center in Brooklyn Park, Minnesota, for net proceeds of $12.5 million. A portion of the net proceeds from the sale/leaseback, $4.8 million, was used to pay down the Term B promissory note from $25.0 million to $20.2 million. The remainder of the proceeds was used for general corporate purposes.

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

     CASH FLOW ANALYSIS

     Operating activities of continuing operations for the year to date period ended August 2, 2003, resulted in cash used of $38.4 million compared to cash used of $80.0 million in the corresponding period of 2002.

     The $38.4 million of cash used in operating activities for the year to date period ended August 2, 2003, was comprised of: (1) a $9.5 million increase in deferred income tax, (2) a net loss from continuing operations of $34.3 million, (3) a $7.5 million increase in prepaids due to timing of rent payments, an increase in prepaid insurance due to a policy renewal during the second quarter and prepaid raw leather product, (4) a $3.4 million increase in refundable/payable income taxes and other liabilities primarily due to net operating losses, including a $9.9 million tax refund, (5) a $4.9 million decrease in accrued expenses and accounts payable due to the seasonality of the business, and (6) a $0.8 million increase in accounts receivable, offset by (7) a $12.6 million decrease in inventories due to clearance sales, (8) a $9.1 million non-cash adjustment for depreciation and amortization expense, and (9) $0.5 million in cash provided by various other operating activities.

     We had $80.0 million in cash used by operating activities during the same period last year as a result of: (1) a $28.8 million increase in inventories, (2) a net loss from continuing operations of $31.3 million, (3) an $8.3 million increase in prepaid expenses due to the timing of August 2002 rent payments, and an increase in prepaid insurance due to a policy renewal during the second quarter, (4) a $21.6 million change in income taxes refundable/payable and other liabilities due to reduced income, and (5) a $5.8 million change in deferred taxes, offset by (6) $8.2 million in non-cash adjustments for depreciation and amortization and loss on disposal of assets, (7) $0.2 million in cash provided by various other operating activities, (8) a $4.7 million decrease in accounts receivable, and (9) a $2.8 million increase in accounts payable and accrued expenses.

     Investing activities of continuing operations for the year to date period ended August 2, 2003, were comprised of $4.4 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores. Investing activities during the same period last year were comprised of $4.2 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $12.5 million in cash provided by a sale/leaseback of the headquarters facility. For 2003, capital expenditures are capped at $10.0 million.

     Cash provided by financing activities of continuing operations for the year to date period ended August 2, 2003, was $22.9 million, which was primarily $23.6 million provided by revolver financing and checks written in excess of cash balances, and $0.3 million from the issuance of common stock and exercise of stock options, partially offset by $1.0 million used for debt acquisition costs. Cash provided by financing activities during the same period last year was $52.1 million. This included $45.6 million provided by revolver financing and checks written in excess of cash balances, and $12.7 million from the issuance of common stock and exercise of stock options, offset by $4.8 million used for repayment of long-term debt, and $1.4 million used for debt acquisition costs.

     OFF-BALANCE-SHEET ARRANGEMENTS

     We have no off-balance-sheet sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB published Interpretation No. 46, Consolidation of Variable Interest Entities, which we refer to as FIN 46, to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted in fiscal 2003. The adoption of FIN 46 has not had a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not currently expect that this statement will have a material impact on our consolidated financial statements.

     In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue generating activities. In some arrangements, the different revenue generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.

     This issue does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 are effective beginning in the third quarter of 2003. We do not expect the adoption of EITF 00-21 to have a material impact on current revenue recognition.

     Except for historical information, matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: economic downturns; failure of results of operations to meet expectations of research analysts; risks associated with estimates made in our critical accounting policies; risks associated with future growth; risks associated with our debt service; changes in customer shopping patterns; unseasonable weather; change in consumer preferences and fashion trends away from leather; seasonality of the business; risks associated with foreign sourcing and international business; disruptions in product supplies; decreased availability and increased cost of leather; competition in our markets; loss of key members of our management team; reliance on third parties for maintaining our management information systems; concentration of our common stock; anti-takeover effects of classified board provisions in our articles of incorporation and by-laws; volatility of our common stock; war, acts of terrorism or the threat of either; and interruption in the operation of corporate offices and distribution centers. Certain of these risk factors are more fully discussed in the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the facility, interest expense would increase or decrease accordingly. As of August 2, 2003, we had $17.2 million in borrowings under the revolving credit facility and no other borrowings under the senior credit facility, other than the Term B promissory note, and we had $15.6 million in outstanding letters of credit.

     We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At August 2, 2003, we had long-term fixed rate debt of $30.6 million maturing in August 2004.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part 1., Item 2. contained herein for a description of working capital restrictions and limitations upon the payment of dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting held on June 11, 2003, the shareholders approved the following:

(a)	The election of three directors for a three-year term. Each nominated director was elected as follows:

Director-Nominee	Votes For	Votes Withheld

Lyle Berman	17,583,708	1,026,219
William F. Farley	17,585,649	1,024,278
Michael J. McCoy	17,585,797	1,024,130

(b)	Approval of amendment to the Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan to increase the aggregate number of shares of common stock that may be issued under the plan to 2,000,000.

The proposal received 15,278,351 votes for and 2,633,064 votes against. There were 698,512 abstentions and no broker non-votes.

(c)	Approval of an amendment to the Wilsons The Leather Experts Inc. Employee Stock Purchase Plan to increase the aggregate number of shares of common stock that may be issued under the plan to 625,000.

The proposal received 17,761,281 votes for and 150,109 votes against. There were 698,537 abstentions and no broker non-votes.

(d)	Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending January 31, 2004.

The proposal received 18,606,060 votes for and 2,794 votes against. There were 1,073 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

A.	Exhibits

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002.(1)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, and May 23, 2002.(1)	Incorporated by Reference
4.1	Specimen of common stock certificate.(2)	Incorporated by Reference
4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and specimen Certificate of 11 1/4% Series B Senior Notes due 2004.(3)	Incorporated by Reference
4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(4)	Incorporated by Reference
4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(5)	Incorporated by Reference
4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto.(6)	Incorporated by Reference
4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC.(7)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto.(8)	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronic Transmission
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronic Transmission
32	Section 1350 Certifications	Electronic Transmission

B.      Report on Form 8-K: The Company filed one Report on Form 8-K during the second quarter ended August 2, 2003: On May 20, 2003, the Company announced its first quarter earnings for the period ended May 3, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.

By:	/s/ Peter G. Michielutti Peter G. Michielutti Executive Vice President and Chief Financial Officer

Date: September 11, 2003

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002.(1)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, and May 23, 2002.(1)	Incorporated by Reference
4.1	Specimen of common stock certificate.(2)	Incorporated by Reference
4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and specimen Certificate of
	11 1/4% Series B Senior Notes due 2004.(3)	Incorporated by Reference
4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, LeatherInvestors Limited Partnership I and the Partners listed on the signature pages thereto.(4)	Incorporated by Reference
4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(5)	Incorporated by Reference
4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto.(6)	Incorporated by Reference
4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC.(7)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto.(8)	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronic Transmission
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronic Transmission
32	Section 1350 Certifications	Electronic Transmission

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 0-21543).

(2)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(4)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(5)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(7)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.