Form 10-Q
period 2003-11-01
WILSONS THE LEATHER EXPERTS INC
filed 2003-12-16
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

7401 BOONE AVE. N
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

As of December 1, 2003, there were 20,786,625 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.
INDEX

PART I-FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	November 1,	February 1,
	2003	2003 (1)

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$30,442
Accounts receivable, net	6,296	5,162
Inventories	174,520	118,701
Prepaid expenses	9,128	3,812
Assets of discontinued operations	40	3,379
Deferred income taxes	—	3,777
Refundable income taxes	—	3,064

TOTAL CURRENT ASSETS	189,984	168,337
Property and equipment, net	67,578	73,974
Goodwill and other assets, net	3,000	3,315
Deferred income taxes	19,865	865

TOTAL ASSETS	$280,427	$246,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,354	$19,492
Notes payable	61,633	—
Current portion of long-term debt	30,635	—
Accrued expenses	24,343	25,219
Liabilities of discontinued operations	814	15,075
Income taxes payable	1,529	—
Deferred income taxes	2,245	—

TOTAL CURRENT LIABILITIES	168,553	59,786
Long-term debt	25,075	55,695
Other long-term liabilities	14,073	13,782

TOTAL LIABILITIES	207,701	129,263

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 20,768,490 and 20,473,033 shares issued and outstanding on November 1, 2003, and February 1, 2003, respectively	208	205
Additional paid-in capital	100,477	99,010
Retained earnings (accumulated deficit)	(27,160)	18,707
Unearned compensation	(801)	(691)
Accumulated other comprehensive income (loss)	2	(3)

TOTAL SHAREHOLDERS’ EQUITY	72,726	117,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,427	$246,491

The accompanying notes are an integral part of these consolidated financial statements.
(1) — Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended

	November 1,	November 2,
	2003	2002

NET SALES	$97,880	$110,187
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	75,003	83,848

Gross margin	22,877	26,339
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,124	40,504
DEPRECIATION AND AMORTIZATION	4,226	3,939

Operating loss	(16,473)	(18,104)
INTEREST EXPENSE, net	2,889	3,208

Loss from continuing operations before income taxes	(19,362)	(21,312)
INCOME TAX BENEFIT	(7,744)	(8,513)

Loss from continuing operations	(11,618)	(12,799)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(4,212)

Net loss	$(11,618)	$(17,011)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations	$(0.57)	$(0.63)
Loss from discontinued operations	—	(0.21)

Basic and diluted loss per share	$(0.57)	$(0.84)

Weighted average shares outstanding — basic and diluted	20,551	20,329

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Year to date period ended

	November 1,	November 2,
	2003	2002

NET SALES	$252,931	$268,439
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	208,990	216,400

Gross margin	43,941	52,039
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	100,369	106,777
DEPRECIATION AND AMORTIZATION	12,532	11,497

Operating loss	(68,960)	(66,235)
INTEREST EXPENSE, net	7,631	7,289

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(76,591)	(73,524)
INCOME TAX BENEFIT	(30,636)	(29,411)

Loss from continuing operations before cumulative effect of a change in accounting principle	(45,955)	(44,113)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(14,612)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax	—	(24,567)

Net loss	$(45,955)	$(83,292)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(2.24)	$(2.21)
Loss from discontinued operations	—	(0.73)
Cumulative effect of a change in accounting principle	—	(1.23)

Basic and diluted loss per share	$(2.24)	$(4.17)

Weighted average shares outstanding — basic and diluted	20,488	19,956

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year to date period ended

	November 1,	November 2,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(45,955)	$(83,292)
Loss from discontinued operations, net of tax	—	14,612
Cumulative effect of a change in accounting principle, net of tax	—	24,567

Loss from continuing operations	(45,955)	(44,113)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	12,469	11,468
Amortization	63	29
Amortization of deferred financing costs	1,277	767
Loss on disposal of assets	95	269
Restricted stock compensation expense	250	258
Deferred income taxes	(12,978)	(8,078)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,134)	1,904
Inventories	(55,819)	(112,497)
Prepaid expenses	(5,316)	(9,535)
Refundable income taxes	3,064	(22,700)
Accounts payable and accrued expenses	27,031	28,239
Income taxes payable and other liabilities	2,072	(9,253)

Net cash used in operating activities of continuing operations	(74,881)	(163,242)

INVESTING ACTIVITIES:
Additions to property and equipment	(6,348)	(6,791)
Net proceeds from sale/leaseback	—	12,546
Changes in other assets	—	(79)

Net cash provided by (used in) investing activities of continuing operations	(6,348)	5,676

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	946	12,781
Change in notes payable	56,770	123,787
Checks written in excess of cash balance	4,863	10,216
Debt acquisition costs	(1,025)	(1,458)
Proceeds from issuance of long-term debt	—	150
Repayments of long-term debt	(30)	(4,800)
Other financing	5	8

Net cash provided by financing activities of continuing operations	61,529	140,684

NET CASH USED IN DISCONTINUED OPERATIONS	(10,742)	(22,071)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,442)	(38,953)
CASH AND CASH EQUIVALENTS, beginning of period	30,442	38,953

CASH AND CASH EQUIVALENTS, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of November 1, 2003, Wilsons Leather operated 607 permanent retail stores located in 45 states and the District of Columbia, including 473 mall stores, 114 outlet stores and 20 airport stores. The Company, which regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January, operated 284 seasonal stores in 2002 and plans to operate approximately 225 seasonal stores in 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At November 1, 2003, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in these interim statements pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate so as not to make the information presented misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes included in its 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company’s business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), became effective for the Company. As a result and from that day forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis. As of November 1, 2003, and February 1, 2003, the amount of goodwill was de minimis.

     Under the transitional provisions of SFAS No. 142, the Company’s goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below, an operating segment. The Company defined its reporting units as Wilsons and the Travel Subsidiaries. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, “guideline company” (comparable companies) and similar transaction methods. As a result of the Company’s impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel Subsidiaries by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. The cumulative effect of this accounting change, net of a $1.7 million tax benefit, was originally reported in the Company’s statement of operations for the year to date period ended August 3, 2002.

     FISCAL YEAR

     Wilsons Leather’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001, January 29, 2000, and January 30, 1999, are referred to herein as 2003, 2002, 2001, 2000, 1999, and 1998, respectively.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets such as accounts receivable, property and equipment, inventories, tax assets related to net operating losses, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

     INVENTORIES

     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of November 1, 2003, and February 1, 2003, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if the inventory value is properly stated at the lower of cost or market value. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

     STORE CLOSING AND IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually reviews its stores’ operating performance and assesses plans for store closures. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset down to estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. These impairment charges are recorded as a component of selling, general and administrative expenses.

     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is signed. At November 1, 2003, and February 1, 2003, the Company had $0.3 and $0.4 million, respectively, accrued for store lease terminations.

     REVENUE RECOGNITION

     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in costs of goods sold, buying and occupancy costs. Revenue for gift certificate or gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board destination.

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

	For the three months ended		For the year to date period ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Weighted average common shares outstanding — basic	20,551	20,329	20,488	19,956
Effect of dilutive securities: stock options	—	—	—	—

Weighted average common shares outstanding — diluted	20,551	20,329	20,488	19,956

     STOCK-BASED COMPENSATION

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the three months ended		For the year to date period ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net Loss:
As reported	$(11,618)	$(17,011)	$(45,955)	$(83,292)
Stock option and purchase plans	(355)	(443)	(1,201)	(1,266)

Pro forma loss	$(11,973)	$(17,454)	$(47,156)	$(84,558)

Basic and diluted loss per share:
As reported	$(0.57)	$(0.84)	$(2.24)	(4.17)
Stock option and purchase plans	(0.01)	(0.02)	(0.06)	(0.07)

Pro forma basic and diluted loss per share	$(0.58)	$(0.86)	$(2.30)	(4.24)

Weighted average fair value of options granted	N/A	$4.03	$2.04	$6.52

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 states that companies that have exposure to economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, FASB Staff Position No. 46-6 delayed the consolidation requirements until annual or interim periods ending after December 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. FIN No. 46 did not have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company does not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply and therefore SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

     In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue generating activities. In some arrangements, the different revenue generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses the circumstances under which an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 were effective beginning in the third quarter of 2003. The adoption of EITF 00-21 did not have an impact on revenue recognition.

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

     The following represents the summary operating results of the Travel Subsidiaries presented as discontinued operations (in thousands):

	For the three months ended		For the year to date period ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales	$—	$22,428	$—	$72,819

Loss before income taxes	—	(7,040)	—	(24,352)

Loss from discontinued operations	$—	$(4,212)	$—	$(14,612)

Loss before income taxes, per share	$—	$(0.35)	$—	$(1.22)

Loss from discontinued operations, per share	$—	$(0.21)	$—	$(0.73)

     The current assets and liabilities of the Travel Subsidiaries as of November 1, 2003, and February 1, 2003, were as follows (in thousands):

	November 1, 2003	February 1, 2003

Cash and cash equivalents	$—	$882
Accounts receivable, net	40	104
Other current assets	—	2,393

Current assets of discontinued operations	$40	$3,379

Total assets of discontinued operations	$40	$3,379

Accounts payable	$—	$590
Accrued expenses	814	14,485

Current liabilities of discontinued operations	$814	$15,075

Total liabilities of discontinued operations	$814	$15,075

Net liabilities of discontinued operations	$(774)	$(11,696)

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

     The following summarizes the Travel Subsidiaries’ disposal reserve activity during the year to date period ended November 1, 2003, (in thousands):

Discontinued operations reserves

	February 1, 2003	Usage	Transfers	November 1, 2003

Store closing*	$12,653	$(12,256)	$286	$683
Taxes	720	(589)	—	131
Severance	600	(590)	(10)	—
Miscellaneous	512	(374)	(138)	—
Accounts payable	590	(452)	(138)	—

Total liabilities of discontinued operations	$15,075	$(14,261)	$0	$814

*	Includes primarily lease termination costs and vendor chargebacks associated with the liquidation of the Travel Subsidiaries.

4. OTHER COMPREHENSIVE INCOME (LOSS)

     The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the consolidated balance sheet. Other comprehensive income (loss) consists of foreign currency translation adjustments. For the quarters ending November 1, 2003, and November 2, 2002, the amounts were de minimis.

5. LONG-TERM DEBT

     Long-term debt at November 1, 2003, and February 1, 2003, consisted of the following (in thousands):

	November 1, 2003	February 1, 2003

Senior notes	$30,590	$30,590
Term B promissory note	25,000	25,000
Senior credit facility	56,770	—
Checks written in excess of cash balances	4,863	—
Note payable	120	150

Total debt	$117,343	$55,740
Less: current portion	(92,268)	(45)

Total long-term debt	$25,075	$55,695

     SENIOR NOTES

     On August 18, 1997, the Company issued $75.0 million of 11 1/4% Senior Notes due August 15, 2004, (the “11 1/4% Senior Notes”). Interest on the 11 1/4% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased an aggregate of $44.4 million of the 11 1/4% Senior Notes in 1998, 1999 and 2000. As of February 1, 2003, and November 1, 2003, the outstanding balance on the 11 1/4% Senior Notes was $30.6 million. As of November 1, 2003, the 11 1/4% Senior Notes were classified as current. The terms and conditions for these notes are more fully discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     TERM B PROMISSORY NOTE AND REVOLVING CREDIT AGREEMENT

     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility (the "credit facility" or the "facility"), which was amended on April 11, 2003, that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The terms and conditions of this facility and the Term B promissory note are more fully discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     At November 1, 2003, and February 1, 2003, there were $56.8 million in borrowings and no borrowings, respectively, under the revolving portion of the credit facility. At November 1, 2003, and February 1, 2003, there were $24.0 and $15.2 million in letters of credit outstanding, respectively. The Term B promissory note had a balance of $25.0 million on November 1, 2003, and February 1, 2003.

6. LEGAL PROCEEDINGS

     In January 2003, a class action was brought on behalf of current and former store managers of Wilsons Leather in California regarding their classification as exempt from overtime pay. In July 2003, the Company reached a confidential settlement of the class action through mediation. In October 2003, the court granted preliminary approval of the settlement, with the hearing on the final approval scheduled for January 2004. A charge of $1.9 million related to this settlement was taken during the second quarter of 2003.

7. SUPPLEMENTAL BALANCE SHEET INFORMATION

	November 1,	February 1,
(in thousands)	2003	2003

Accounts receivable, net:
Trade receivables	$4,802	$3,851
Other receivables	1,640	1,524

Total	6,442	5,375
Less — Allowance for doubtful accounts	(102)	(145)
Less — Deferred sales	(44)	(68)

Total accounts receivable, net	$6,296	$5,162

Inventories:
Raw materials	$3,896	$2,872
Finished goods	170,624	115,829

Total inventories	$174,520	$118,701

Property and equipment, net:
Land	$200	$200
Equipment and furniture	93,798	90,111
Leasehold improvements	33,709	32,934

Total	127,707	123,245
Less — Accumulated depreciation	(60,129)	(49,271)

Total property and equipment, net	$67,578	$73,974

Goodwill and other assets, net:
Goodwill	$72	$72
Debt issuance costs	7,002	5,977
Other assets	186	245

Total	7,260	6,294
Less — Accumulated amortization	(4,260)	(2,979)

Total goodwill and other assets, net	$3,000	$3,315

8. SUBSEQUENT EVENT

     On December 4, 2003, the Company reported a comparable store sales decrease for the month of November 2003 of 16.5%. In December the Company negotiated a waiver to the credit facility which waived compliance with the minimum EBITDA covenant as of November 29, 2003. As a result of the waiver, as of November 29, the Company was in compliance with all covenants related to the credit facility. Comparable store sales trends for the month of December 2003 continue to decline in the high teens.

     The Company anticipates that all outstanding indebtedness on the revolving line of credit will be paid in full in December despite comparable store sales in November and December. However, the Company anticipates that they will need to seek an amendment to, or waiver of, the minimum EBITDA and other covenants in the existing credit agreement to avoid a default at the end of January 2004 under those covenants. The Company continues to work with their lenders, but there is no assurance that they will be able to obtain such an amendment or waiver. If such an amendment to, or waiver under, the credit agreement is not received by the end of January 2004, the Company will be in default under the credit agreement. In that event, General Electric Capital Corporation would be entitled to suspend the Company’s right to borrow under the credit agreement and could accelerate payment of the $25 million Term B promissory note.

     In addition, the Company’s $30.6 million of 11 1/4% Senior Notes become due in August 2004. The credit agreement requires the Company to amend, refund, renew, extend or refinance such 11 1/4% Senior Notes on or before June 15, 2004, and to deliver a plan with respect to such amendment, refunding, renewal, extension or refinancing by April 30, 2004. The credit agreement also places limitations on the interest rate and covenants applicable to such amendment, refunding, renewal, extension or refinancing. For the reasons set forth above, it could be difficult for the Company to obtain additional capital on permitted terms in sufficient time to avoid a default under the credit agreement or even if such default were waived, to pay the 11 1/4% Senior Notes when due.

     As a result of the November and December sales trends, it is likely that the Company will need to re-evaluate their estimates related to certain reserves. The Company may need to record a valuation allowance for deferred income tax assets and increase their markdown reserve due to higher inventory levels. The Company will re-evaluate their reserves during the fourth quarter of 2003.

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

     OVERVIEW

     We are the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multiple store formats are designed to reach a broad customer base with a superior level of customer service. Utilizing our integrated worldwide leather sourcing network and in-house design capabilities, we are consistently able to provide our customers high-quality, fashionable merchandise at attractive prices and minimize fashion risk by reacting quickly to popular and emerging fashion trends and customer preferences and by rapidly replenishing fast-selling merchandise.

     We kicked off a creative marketing campaign during the second quarter. The campaign is called “Discover,” and is a platform to communicate the quality, value, and features of our products. This campaign, which has a four-pronged approach to build brand awareness and to communicate merchandise attributes, will reach our customers through store signage and product tags, external media such as newspaper inserts, and direct mail.

     As of November 1, 2003, we operated a total of 607 permanent retail stores located in 45 states and the District of Columbia, including 473 mall stores, 114 outlet stores and 20 airport stores. Each year we supplement our permanent stores with seasonal stores during our peak selling season, which totaled 284 in 2002. We plan to open approximately 225 seasonal stores in 2003.

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

     Comparable store sales decreased 9.0% in the three months ended November 1, 2003, compared to a decrease of 6.8% in the same period of the prior year. Comparable store sales decreased 4.9% in the year to date period ended November 1, 2003, compared to a 5.5% decrease in the same period of the prior year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

     CRITICAL ACCOUNTING POLICIES

     We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations that appears on page 22 of our Annual Report on Form 10-K for the year ended February 1, 2003. No material changes occurred to these policies in the periods covered by this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 1, 2003, COMPARED TO THE THREE MONTHS ENDED NOVEMBER 2, 2002

     Net sales decreased 11.2% to $97.9 million in the three months ended November 1, 2003, from $110.2 million in the comparable period last year. The $12.3 million sales decrease was due to reduced sales volumes and a decline in comparable store sales, primarily due to the unseasonably warm October weather throughout most of the country, the general state of the economy, and the delayed opening of and fewer total number of seasonal stores opened in 2003.

     We opened 8 stores and closed 8 stores in the three months ended November 1, 2003, compared to opening 15 stores and closing 4 stores in the comparable period last year. As of November 1, 2003, we operated 607 permanent and 172 seasonal stores compared to 628 permanent and 245 seasonal stores at November 2, 2002.

     Cost of goods sold, buying and occupancy costs increased to 76.6% as a percentage of net sales in 2003, from 76.1% of net sales in 2002, primarily due to a decrease in sales volume. Cost of goods sold, buying and occupancy costs increased 0.5% as a percentage of sales despite an $8.8 million decrease in total cost as compared to 2002. This $8.8 million decrease from 2002 was due to: (1) $5.1 million in lower cost of goods sold due to both the lower sales volume and higher margin goods being sold in 2003 as compared to 2002, (2) a $1.6 million decrease in markdowns, (3) $1.6 million in savings in occupancy costs due to fewer stores open this year versus the prior year, and (4) a $0.5 million decrease in delivery and buying costs.

     Selling, general and administrative expenses decreased to $35.1 million in 2003 from $40.5 million in 2002, and decreased as a percentage of net sales to 35.9% from 36.8% primarily due to year-over-year cost savings. The $5.4 million decrease was primarily due to cost savings realized as a result of reduced staff levels at our headquarters and continued expense control at the store level.

     Depreciation and amortization increased to $4.2 million in 2003 from $3.9 million in 2002, and increased as a percentage of net sales to 4.3% from 3.6%. The increase resulted primarily from accelerated depreciation of $0.2 million related to the assets of stores we plan to close later in 2003.

     As a result of the above, the operating loss decreased to a net loss of $16.5 million, or 16.8% of net sales, in 2003 from a loss of $18.1 million, or 16.4% of net sales, in 2002.

     Net interest expense decreased to $2.9 million in 2003 from $3.2 million in 2002 due to reduced short-term borrowings.

     The income tax benefit was $7.7 million in 2003 compared to $8.5 million in 2002. The effective rate of 40% remained constant from 2002 to 2003.

     Net loss from continuing operations for 2003 was $11.6 million compared to $12.8 million in 2002.

     There was no loss from discontinued operations in 2003 compared to a $4.2 million loss in 2002.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED NOVEMBER 1, 2003, COMPARED TO THE YEAR TO DATE PERIOD ENDED NOVEMBER 2, 2002

     Net sales decreased 5.8% to $252.9 million in the year to date period ended November 1, 2003, from $268.4 million in the comparable period last year. The $15.5 million sales decrease was due to reduced sales volumes, a decline in comparable store sales and the general state of the economy.

     We opened 16 stores and closed 27 stores in the year to date period ended November 1, 2003, compared to opening 30 stores and closing 21 stores in the comparable period last year.

     Cost of goods sold, buying and occupancy costs increased to 82.6% as a percentage of net sales in 2003, from 80.6% of net sales in 2002, primarily due to a decrease in sales over the prior year. Cost of goods sold, buying and occupancy costs increased 2.0% as a percentage of sales despite a $7.4 million decrease in total cost as compared to 2002. This $7.4 million decrease from 2002 was primarily due to: (1) $8.6 million in lower cost of goods sold due to both the lower sales volume and higher margin goods being sold in 2003 as compared to 2002, and (2) $1.4 million in lower buying and occupancy costs, resulting primarily from a reduction in store counts, offset by (3) $2.6 million in higher markdowns to clear fall 2002 merchandise.

     Selling, general and administrative expenses decreased to $100.4 million in 2003 from $106.8 million in 2002, and decreased as a percentage of net sales to 39.7% from 39.8%, primarily due to year-over-year expense reductions. The $6.4 million decrease was primarily due to: (1) a $6.4 million decrease in store selling expenses, of which payroll expense savings account for $4.5 million, (2) $0.9 million in savings in recruiting and relocation expenses due to less hiring activity, (3) $1.0 million in payroll expense savings for severance benefits accrued in 2002, (4) $0.7 million in miscellaneous general administrative cost savings, and (5) $2.1 million in general cost savings resulting from lower headcount at our headquarters location and cost savings initiatives throughout the selling and support functions at the store level, offset by (6) a $2.0 million increase in legal fees related to the settlement of a class action, (7) a $1.7 million increase in employee benefit and insurance costs due to increased levels of claims and rate increases, and (8) a $1.0 million increase in professional service fees compared to 2002, primarily for Sarbanes-Oxley internal controls implementation, tax-related projects, and required audits under our senior credit facility and inventory appraisals.

     Depreciation and amortization increased to $12.5 million in 2003 from $11.5 million in 2002, and increased as a percentage of net sales to 5.0% from 4.3%. The increase primarily resulted from accelerated depreciation of $0.7 million related to the assets of stores we plan to close later in 2003.

     As a result of the above, the operating loss increased to a net loss of $69.0 million, or 27.3% of net sales, in 2003 from a loss of $66.2 million, or 24.7% of net sales, in 2002.

     Net interest expense increased to $7.6 million in 2003 from $7.3 million in 2002 due to amortization of higher debt acquisition costs related to the April 2003 refinancing of our senior credit facility discussed below, offset by decreased short-term borrowings.

     The income tax benefit was $30.6 million in 2003 compared to $29.4 million in 2002. The effective rate of 40% remained constant from 2002 to 2003.

     Net loss from continuing operations for 2003 was $46.0 million compared to $44.1 million in 2002.

     There was no loss from discontinued operations in 2003 compared to a $14.6 million loss in 2002.

     SUBSEQUENT EVENT

     As discussed in Note 8 to the consolidated financial statements included herein, we have experienced comparable store sales decreases in the high teens during both November and December. As a result, it is likely that we will need to re-evaluate our estimates related to certain reserves. We may need to record a valuation allowance for our deferred income tax assets and increase our markdown reserve due to higher inventory levels. We will be re-evaluating our reserves during the fourth quarter of 2003.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     On February 3, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective. As a result and from that day forward, goodwill is no longer amortized against earnings and goodwill balances are subject to impairment review on at least an annual basis. As of November 1, 2003, and February 1, 2003, the amount of goodwill was de minimis.

     Under the transitional provisions of SFAS No. 142, our goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002 measurement date. Each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below, an operating segment. We defined our reporting units as Wilsons and the Travel Subsidiaries. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, “guideline company” (comparable companies) and similar transaction methods. As a result of the impairment test, we recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel Subsidiaries by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. The cumulative effect of this accounting change, net of a $1.7 million tax benefit, was originally reported in our statement of operations for the year to date period ended August 3, 2002.

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

     Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our leather products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook have shifted consumer spending habits toward large discount retailers, which has decreased mall traffic, resulting in lower net sales on a quarterly and annual basis.

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

     General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on April 11, 2003, (the “senior credit facility” or the “credit agreement”) that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

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

     Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. As of November 1, 2003, we had $56.8 million in borrowings under the revolving portion of the credit facility, $25.0 million under the Term B promissory note, and $24.0 million in outstanding letters of credit.

     Interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 3.25%, except as noted in the next sentence, or the “prime” rate plus 2.0% (commercial paper rate plus 3.25% if the loan is made under the “swing line” portion of the revolver). Borrowings in an amount that is available to us only because we have included our anticipated tax refund in determining availability will bear interest at the “prime” rate plus 5%. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. If we have any borrowings that are only available to us because we have included our anticipated tax refund in determining availability, we will pay a fee of $150,000. The senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 2% prepayment fee if prepaid on or after July 1, 2002, but on or prior to November 30, 2003, and a 1% prepayment fee thereafter. The revolving credit portion of the facility is subject to a 1% prepayment fee under most circumstances. The Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility.

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

     In our December 4, 2003 sales release, we reported a comparable store sales decrease for the month of November 2003 of 16.5%. In December we negotiated a waiver to the credit facility which waived compliance with the minimum EBITDA covenant as of November 29, 2003. As a result of the waiver, as of November 29, we were in compliance with all covenants related to our credit agreement. Comparable store sales trends for the month of December 2003 continue to decline in the high teens.

     We anticipate that we will pay all outstanding indebtedness on our revolving line of credit in full in December despite our comparable store sales in November and December. However, we anticipate that we will need to seek an amendment to, or waiver of, the minimum EBITDA and other covenants in our existing credit agreement to avoid a default at the end of January 2004 under those covenants. We will continue to work with our lenders, but there is no assurance that we will be able to obtain such an amendment or waiver. If we do not receive such an amendment to, or waiver under, our credit agreement by the end of January 2004, we will be in default under our credit agreement. In that event, General Electric Capital Corporation would be entitled to suspend our right to borrow under our credit agreement and could accelerate payment of our $25 million Term B promissory note.

     In addition, our $30.6 million of 11 1/4% Senior Notes become due in August 2004. Our credit agreement requires us to amend, refund, renew, extend or refinance such 11 1/4% Senior Notes on or before June 15, 2004, and to deliver a plan with respect to such amendment, refunding, renewal, extension or refinancing by April 30, 2004. Our credit agreement also places limitations on the interest rate and covenants applicable to such amendment, refunding, renewal, extension or refinancing. For the reasons set forth above, it could be difficult for us to obtain additional capital on permitted terms in sufficient time to avoid a default under our credit agreement or even if such default were waived, to pay the 11 1/4% Senior Notes when due.

      We are dependent on the senior credit facility to fund our future working capital and letter of credit needs. We believe that borrowing capacity under the senior credit facility, together with current and anticipated cash flow from operations, will be adequate to meet our working capital and capital expenditure requirements during the term of the senior credit facility, provided that we are able to obtain the waivers of amendments to the credit agreement referred to above and we either amend, refund, renew, extend or refinance the outstanding 11 1/4% Senior Notes on or before June 15, 2004, so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005.

     On August 18, 1997, we completed a private offering of $75.0 million of 11 1/4% Senior Notes to certain institutional buyers. Interest on the 11 1/4% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% Senior Notes mature on August 15, 2004, and are currently callable at par. The 11 1/4% Senior Notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. The Company repurchased an aggregate of $44.4 million of the 11¼% Senior Notes in 1998, 1999 and 2000. As of November 1, 2003, we had $30.6 million of our 11 1/4% Senior Notes outstanding, all of which was classified as current.

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

     On November 4, 2002, we reborrowed $4.8 million of the Term B promissory note, which brought the outstanding balance to $25.0 million.

     On November 19, 2002, we announced the liquidation of the stores operated by our Travel Subsidiaries, as described in Note 3 to the consolidated financial statements on page F-14 of our 2002 Annual Report on Form 10-K. See also Note 3 to the consolidated financial statements (unaudited) contained herein.

     CASH FLOW ANALYSIS

     Operating activities of continuing operations for the year to date period ended November 1, 2003, resulted in cash used of $74.9 million compared to cash used of $163.2 million in the corresponding period of 2002.

     The $74.9 million of cash used in operating activities for the year to date period ended November 1, 2003, was comprised of: (1) a $13.0 million increase in deferred income tax, (2) a net loss from continuing operations of $46.0 million, (3) a $55.8 million increase in inventories due to the receipt of merchandise for the holiday season, (4) a $5.3 million increase in prepaids due to timing of rent payments and an increase in prepaid insurance due to a policy renewal during the second quarter, and (5) a $1.1 million increase in accounts receivable from construction allowances for new stores, offset by (6) a $27.0 million increase in accrued expenses and accounts payable due to the seasonality of the business, (7) a $13.8 million non-cash adjustment for depreciation and amortization expense, (8) $5.1 million provided by decreased refundable taxes and increased income taxes payable and other liabilities, and (9) $0.4 million in cash provided by various other operating activities.

     We had $163.2 million in cash used by operating activities during the same period last year as a result of: (1) a $112.5 million increase in inventories, (2) a net loss from continuing operations of $44.1 million, (3) a $9.5 million increase in prepaid expenses due to the timing of November 2002 rent payments, and an increase in prepaid insurance due to a policy renewal during the second quarter, (4) a $31.9 million change in income taxes refundable/payable and other liabilities due to reduced income, and (5) an $8.1 million change in deferred taxes, offset by (6) $12.5 million in non-cash adjustments for depreciation and amortization and loss on disposal of assets, (7) a $28.2 million increase in accounts payable and accrued expenses, (8) a $1.9 million decrease in accounts receivable, and (9) $0.3 million in cash provided by various other operating activities.

     Investing activities of continuing operations for the year to date period ended November 1, 2003, were comprised of $6.3 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores. Investing activities during the same period last year were comprised of $6.9 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $12.5 million in cash provided by the sale/leaseback of the headquarters facility. For 2003, capital expenditures cannot exceed $10.0 million.

     Cash provided by financing activities of continuing operations for the year to date period ended November 1, 2003, was $61.5 million, which was primarily $61.6 million provided by revolver financing and checks written in excess of cash balances and $0.9 million from the issuance of common stock and exercise of stock options, offset by $1.0 million used for debt acquisition costs. Cash provided by financing activities during the same period last year was $140.7 million. This included $134.0 million provided by revolver financing and checks written in excess of cash balances, $12.8 million from the issuance of common stock and exercise of stock options, and $0.2 million from the issuance of long-term debt, offset by $4.8 million used for repayment of long-term debt, and $1.5 million used for debt acquisition costs.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 states that companies that have exposure to economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, FASB Staff Position No. 46-6 delayed the consolidation requirements until annual or interim periods ending after December 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. FIN No. 46 did not have an impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. We do not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply and therefore SFAS No. 150 did not have an impact on our consolidated financial statements.

     In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue generating activities. In some arrangements, the different revenue generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses the circumstances under which an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 were effective beginning in the third quarter of 2003. The adoption of EITF 00-21 did not have an impact on revenue recognition.

     Except for historical information, matters discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: unseasonable weather; seasonality of the business; economic downturns; failure of results of operations to meet expectations of research analysts; risks associated with estimates made in our critical accounting policies; risks associated with future growth; risks associated with our debt service; changes in customer shopping patterns; change in consumer preferences and fashion trends away from leather; risks associated with foreign sourcing and international business; disruptions in product supplies; decreased availability and increased cost of leather; competition in our markets; loss of key members of our management team; reliance on third parties for maintaining our management information systems; concentration of our common stock; anti-takeover effects of classified board provisions in our articles of incorporation and by-laws; volatility of our common stock; war, acts of terrorism or the threat of either; and interruption in the operation of our corporate offices and distribution centers. Certain of these risk factors are more fully discussed in our 2002 Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the “prime” rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of November 1, 2003, we had $56.8 million in borrowings under the revolving portion of the credit facility, $25.0 million under the Term B promissory note, and $24.0 million in outstanding letters of credit.

     We have no earnings or cash flow exposure due to market risks on our fixed-rate debt obligations. However, interest rate changes would affect the fair market value of the debt. At November 1, 2003, we had fixed rate debt of $30.6 million maturing in August 2004.

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

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources contained herein for a description of working capital restrictions and limitations upon the payment of dividends.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

A. Exhibits

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, and May 23, 2002. (1)	Incorporated by Reference
4.1	Specimen of common stock certificate. (2)	Incorporated by Reference
4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and specimen Certificate of 11 1/4% Series B Senior Notes due 2004. (3)	Incorporated by Reference
4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference
4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (6)	Incorporated by Reference
4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC. (7)	Incorporated by Reference
4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (8)	Incorporated by Reference
10.1	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000, March 21, 2002, June 11, 2003, and September 18, 2003. (9)	Incorporated by Reference
10.2	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan, as amended on June 11, 2003. (10)	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission
32.1	Section 1350 Certifications.	Electronic Transmission

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 0-21543).

(2)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(4)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(5)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(7)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-109977) filed with the Commission on October 24, 2003.

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-109976) filed with the Commission on October 24, 2003.

B. Report on Form 8-K: The Company filed one Report on Form 8-K during the third quarter ended November 1, 2003: On August 19, 2003, the Company announced its second quarter earnings for the period ended August 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.

By:	/s/	Peter G. Michielutti

Peter G. Michielutti Executive Vice President and Chief Financial Officer

Date:  December 16, 2003

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, and May 23, 2002. (1)	Incorporated by Reference
4.1	Specimen of common stock certificate. (2)	Incorporated by Reference
4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and specimen Certificate of 11 1/4% Series B Senior Notes due 2004. (3)	Incorporated by Reference
4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference
4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference
4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (6)	Incorporated by Reference
4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC. (7)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (8)	Incorporated by Reference
10.1	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000, March 21, 2002, June 11, 2003, and September 18, 2003. (9)	Incorporated by Reference
10.2	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan, as amended on June 11, 2003. (10)	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission
32.1	Section 1350 Certifications.	Electronic Transmission

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 0-21543).

(2)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(4)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(5)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(7)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-109977) filed with the Commission on October 24, 2003.

(10)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-109976) filed with the Commission on October 24, 2003.