Form 10-K
period 2004-01-31
WILSONS THE LEATHER EXPERTS INC
filed 2004-04-29
CIK 1016607

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004

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

     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $142,007,148 based on the closing sale price for the common stock on the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Nasdaq National Market. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     The number of shares outstanding of the registrant’s common stock, $.01 par value, was 20,876,672 at April 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on June 3, 2004 (the “Proxy Statement”), which will be filed within 120 days after the registrant’s fiscal year ended January 31, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”). The Compensation Committee Report, the Audit Committee Report, and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Form 10-K.

WILSONS THE LEATHER EXPERTS INC.

FORM 10-K

For the fiscal year ended January 31, 2004

	DESCRIPTION	PAGE

PART I

Item 1.	Business	1

Item 2.	Properties	17

Item 3.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 4A.	Executive Officers of the Registrant	18

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	20

Item 6.	Selected Financial Data	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	35

Item 8.	Consolidated Financial Statements	36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36

Item 9A.	Controls and Procedures	36

PART III

Item 10.	Directors and Executive Officers of the Registrant	37

Item 11.	Executive Compensation	37

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37

Item 13.	Certain Relationships and Related Transactions	37

Item 14.	Principal Accountant Fees and Services	37

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	38
Restated By-Laws
4th Amendment to Amended/Restated Credit Agreement
Reaffirmation of Guaranty
Limited Wavier and Fifth Amendment
Reaffirmation of Guaranty dated as of April 15th
Reaffirmation of Guaranty dated as of Nov. 1, 2002
6th Amendment to 4th Restated Credit Agreement
Reaffirmation of Guaranty dated as of April 27th
Code of Business Ethics and Conduct
Subsidiaries
Consent of KPMG LLP
Certification of Chairman and CEO
Certification of Executive VP and CFO
Certification of Chairman and CEO
Certification of Executive VP and CFO

PART I

      When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies. Unless otherwise indicated, references to our fiscal year mean the year ended on the Saturday closest to January 31. The periods that will end or have ended on January 29, 2005, January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001, and January 29, 2000, are referred to herein as 2004, 2003, 2002, 2001, 2000 and 1999, respectively.

Item 1.	Business

Disclosure Regarding Forward-Looking Statements

      The information presented in this Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made and relate to, among other things, expected demand for our products, liquidation stores (as defined herein), financing efforts, merchandising strategy, capital expenditures, store operations, new store internal rate of return and competition. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of our control, including those set forth under “—Risk Factors,” beginning on page 10 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under “—Risk Factors,” as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth under “—Risk Factors” in this section. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “may,” “will,” “project,” “should,” “continue” and similar expressions or the negative thereof, as they relate to us, are intended to identify such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      We are the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multi-channel store locations are designed to target a broad customer base with a superior level of customer service. Through our worldwide leather sourcing network and in-house design capabilities, we are able to consistently provide our customers with quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.

      As of January 31, 2004, we operated a total of 460 stores (excluding the 111 underperforming mall and outlet stores that we are liquidating — see “— Reorganization and Partial Store Liquidation”) located in 45 states and the District of Columbia, including 334 mall stores, 107 outlet stores and 19 airport locations. Each year we supplement our permanent stores with temporary seasonal stores during our peak selling season, which totaled 229 in 2003. Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores are operated primarily under the Wilsons Leather OutletTM name, average approximately 4,000 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports. Our proprietary labels, including M. Julian®, Maxima®, Pelle Studio® and Wilsons LeatherTM, are positioned to appeal to identified customer lifestyle segments.

Financial Strategy

      Our financial strategy for the next year is to increase sales and margins by enhancing the productivity of our existing store base, to strengthen our overall capital position by reducing our costs and working capital needs and to establish an appropriate financial structure. Key elements of implementing this strategy include:

      Increase Sales and Margins. We are employing aggressive marketing strategies and targeted advertising to build customer urgency, drive foot traffic into our stores, generate sales and establish Wilsons Leather as a shopping destination. We believe that reinvigorating our mall store business remains both our biggest near-term challenge and best opportunity to return Wilsons Leather to profitability. Additionally, we are implementing targeted promotional activities to ensure our pricing is competitive, while maintaining acceptable margin levels. Finally, we will continue to upgrade the freshness and fashion-forward content of our merchandise using bold colors, rich textures and a broader range of fashions that appeal to women.

      Improve Balance Sheet and Enhance Cash Position. We are focused on conserving cash through tight expense controls throughout the organization, maintaining a leaner corporate headquarters organization, improving inventory management and limiting new store growth until we improve the profitability of our existing store base. Capital expenditures for 2004 are capped at $6.0 million, with the majority of the funds being allocated to certain fully obligated store remodels.

      Rationalize Store Count. We had a net reduction of 158 stores in 2003, including the 111 liquidation stores discussed in “—Reorganization and Partial Store Liquidation.” In 2004, we plan to open four stores (primarily outlets) where we have pre-existing commitments and close approximately 30 to 40 additional locations (primarily as a result of natural lease terminations) for a net reduction of 26 to 36 stores. In 2004 and beyond, we will continue to analyze our store profitability on a market-by-market basis and work to close underperforming stores to minimize our financial risk.

      During the last two years, in support of our overall financial strategy, the following three actions were taken: 1) discontinued operations for the Travel Subsidiaries, 2) a reorganization and partial store liquidation, and 3) additional financing.

               Discontinued Operations

      In October 2000, we acquired the El Portal Group, Inc. (“El Portal”), a specialty retailer of premium travel products and accessories with 38 stores based in Las Vegas, Nevada. In April 2001, we acquired Bentley’s Luggage Corp., including its subsidiary, Florida Luggage Corp., (collectively “Bentley’s”), a specialty retailer of travel products with 106 stores based in Miami, Florida. We operated these two chains for 24 and 19 months, respectively, with unsatisfactory financial results and, as a result, on November 19, 2002, we announced the liquidation of all 135 stores operated by El Portal and Bentley’s (the “Travel Subsidiaries”). The Travel Subsidiaries business is classified as discontinued operations in our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fiscal years 2001 and 2000 have been reclassified to present discontinued operations for the Travel Subsidiaries. As a result of the significance of these reclassifications related to our discontinued operations for the Travel Subsidiaries, our 2001 and 2000 consolidated financial statements, which were previously audited by other independent auditors who have ceased operations, have been re-audited by our current independent auditors.

               Reorganization and Partial Store Liquidation

      On January 22, 2004, we announced that we would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores — the “liquidation stores”) and eliminate approximately 950 store-related positions. We retained a third party liquidator and real estate firm to assist in this process. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location, and financial conditions within the market. In addition, we announced the elimination of approximately 70 positions at our corporate headquarters in Brooklyn Park, Minnesota and our distribution center in Las Vegas, Nevada and the closure of our distribution center in Las Vegas, Nevada. For these actions, we expect to take a combined charge of approximately $34.0 to $36.0 million, of which approximately $18.0 to $20.0 million will be non-cash. Approximately $8.6 million of this charge was recorded in the fourth quarter of 2003 and the remaining $25.0 to $27.0 million will be expensed primarily in the first half of 2004. Anticipated proceeds of the liquidation inventory will range from $14.0 to $16.0 million. The total cash outlay is anticipated to be at or near zero.

               Additional Financing

      On April 25, 2004, we entered into a common stock and warrant purchase agreement pursuant to which we agreed to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share (the “Equity Financing”). As additional consideration for the investors’ commitment, we have issued two million warrants exercisable for five years to the investors, and at closing, we will issue an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. The consummation of the Equity Financing is subject to certain closing conditions, the principal condition being shareholder approval. See “Item 7. Management’s Discussion and Analysis of Financial Condition— Subsequent Event.”

      We intend to use the proceeds from the Equity Financing to repay our 11 1/4% Senior Notes due August 15, 2004, (the “11 1/4% Senior Notes”) and for general working capital purposes. Covenants contained within our senior credit facility prohibit us from borrowing under the revolving portion of our facility and limit our letters of credit until funds for the payment of the principal of our 11 1/4% Senior Notes are deposited in an account controlled by the Agent under our senior credit facility. We expect that we will need to access the revolving portion of our credit facility by the middle of July 2004. There can be no assurance however, that we will be able to complete the Equity Financing before this time. If we are unable to close the Equity Financing for any reason, we will need to find an alternative source of permitted financing for the repayment of our 11 1/4% Senior Notes. There can be no assurances that we would be able to obtain such alternative financing before we need to access our credit facility or repay the 11 1/4% Senior Notes.

Merchandise Strategy

      The elements of our merchandise strategy combine to create an assortment of labels and products that appeal to consumers from a broad range of socio-economic, demographic and cultural profiles. We completed internal market research during 2002 and 2003, and we will continue to survey our customers and potential customers each year to update our customer demographics. We believe that our strategy will continue to position us as the leading specialty retailer of quality leather outerwear, accessories and apparel and strengthen our brand position. The principal elements of our merchandise strategy include:

      Grow Brand Recognition. Our goal is to promote our proprietary labels and enhance their recognition among consumers. Our proprietary labels target specific customer segments: (i) M. Julian® and Maxima® for fashion-savvy young men and women, (ii) Pelle Studio® for the more sophisticated, confident and fashion-aware segment and (iii) Wilsons LeatherTM for the classic, traditional, value-conscious segment. In addition to our national network of stores, we promote the Wilsons Leather brand through a variety of in-store visual presentations, radio, newspaper and magazine advertising, direct mail promotions and our e-commerce site. Reflecting our strength as a mass-market retailer, we are expanding the power of the Wilsons Leather brand by focusing our marketing and merchandising on both classic and colorful fashion-forward styles designed to reach a much broader market. We will continue to market to our customers’ ethnic backgrounds, ages, income levels and fashion requirements through our unique lifestyle sub-brands.

      Optimize Merchandise Assortment. We reduced our outerwear stock keeping unit (“SKU”) count by approximately 50% during the fall of 2003. We did this by emphasizing key styles in each of our store formats. After analyzing our holiday season performance, we determined that we had over-reduced our SKU count, particularly for women’s styles. We are currently evaluating our merchandise assortment to optimize our mix and price points. We continue to utilize our outlet channel to more effectively clear mall merchandise in order to keep our mall stores fresh and up to date.

      Target Core Customer Base. Our primary focus this past year was on using our distinct proprietary labels to tailor price points and levels of sophistication to grow with customers throughout their lives. We target customers 18 to 37 years old, and we are working to ensure that our stores are assorted with the products they want. Our market research indicated that the median age of our high-potential, high-volume core customer is 28 years of age. We are intensifying our efforts to improve our customer focus and rebuild consumer loyalty by delivering fashion-right leather merchandise that fits the lifestyle needs of our customers at prices they find attractive.

      Increase the Merchandising of Accessories. We are focused on building our accessories business within our retail concepts with an added emphasis on handbags. To support our objective of generating demand and sales throughout the year, we have expanded the accessories assortment in our stores. Through the development of new product styles and other merchandising activities, we plan to utilize accessories as an additional way of attracting more female customers into our stores. These products complement our outerwear and apparel selection and lead to higher “add-on” sales. Our accessories business has proven to be less seasonal and has been one of the highest margin and fastest growing categories in our stores.

      Capitalize on Worldwide Sourcing Network. We are able to leverage our worldwide sourcing network to benefit our stores. Our staff of in-house designers combines industry experience with the latest fashion trends to produce product lines that are both classic and fashion-forward. We have established strong relationships with suppliers globally and our design team works closely with our suppliers to ensure seamless development of leather styles, colors and finishes. We have a staff of 47 professionals in Asia and the sub-continent, South America, and Europe to ensure that our designs are manufactured quickly with consistent, quality standards. We believe that control of design and sourcing results in shorter lead times than our competitors’, reducing inventory requirements and fashion risk and permitting in-season reorders.

      Pursue Multiple Store Formats. Our distribution network of multiple store formats allows us to specifically tailor our stores with a wide selection of merchandise at multiple price points and to optimize raw materials usage, inventory flow and sales across all channels. We operate our stores in malls, outlet centers and airports, and on an e-commerce site. We believe we are creating a new level of excitement throughout our mall stores, creatively using marketing and promotions, and making sure that we have the optimal leather merchandise assortment in our mall stores. Our outlet stores enable us to effectively manage inventories, drive year-round sales, extend our brand and build our customer base. We also operate temporary seasonal stores in malls during our peak selling season to complement our existing store base. These seasonal stores provide us with opportunities to drive incremental sales, test new markets and further strengthen the Wilsons Leather brand nationally. In the future, we plan to evaluate and test new growth vehicles, including new retail channels, compatible new store concepts and new product offerings.

Product Design and Merchandising

      Our mission is to tailor our merchandising to a targeted customer base by offering a broad selection of quality merchandise at attractive prices. We offer more than 3,200 styles of leather outerwear, accessories, and apparel throughout our stores. The accessories consist primarily of gloves, handbags, wallets, briefcases, computer cases, planners and belts. Our merchandising staff, including buyers and designers, continually monitors emerging trends and changing consumer preferences and utilizes information provided by our customers to ensure that we maintain a consistent and up-to-date selection of products. To further minimize our inventory risk and maximize our sales performance, our merchandising team utilizes an advanced management information system to test new merchandise in many of our stores before making large commitments and purchase orders with our suppliers.

      We believe that our integrated worldwide sourcing and in-house design capabilities enable us to gain numerous competitive advantages. As new market trends are identified, we make merchandise design decisions to ensure that key features of fashion merchandise are incorporated in future designs. Our in-house design staff will create and develop designs to ensure a consistent quality, theme and image. As part of the design process, we also consider the anticipated retail prices and profit margins of the merchandise, the availability of leather and raw materials and the capabilities of the factories that will manufacture the merchandise.

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

      We believe that the name and reputation of the Wilsons Leather brand assures customers they are purchasing quality and fashionable merchandise. Approximately 90% of the merchandise in our stores is designed and sold under our proprietary labels: M. Julian®, Maxima®, Pelle Studio® and Wilsons LeatherTM.

      Each of our labels is supplemented with in-store promotions and visual presentations to further emphasize customer lifestyle segmentation. We additionally offer a limited selection of other designer brands such as Kenneth Cole® and Andrew Marc® in our stores to highlight the value of our proprietary labels.

      The following table sets forth the percentages of net sales by major merchandise category from 2001 to 2003:

	2003	2002	2001
Merchandise Category
Accessories	33.6%	31.6%	28.0%
Women’s apparel	33.1%	35.0%	36.3%
Men’s apparel	33.3%	33.4%	35.7%

Total	100.0%	100.0%	100.0%

Sourcing and Quality Assurance

      We have developed strong and long-standing relationships with our manufacturers and tanneries. In 2003, approximately 90% of our leather garments and accessories were manufactured by over 60 independently owned manufacturing facilities throughout Asia and the sub-continent. Our relationships, coupled with our significant purchasing power, enable us to achieve economies of scale and ensure that we can consistently maintain our quality and obtain sufficient manufacturing capacity when needed.

      We believe that our extensive knowledge of the world’s leather markets is critical in mitigating price fluctuations in the cost of raw leather during times of high volatility. While we do not normally obtain possession of a significant level of raw material, we assist tanneries and factories in sourcing raw material from all over the world, ensuring broad access to the marketplace. However, from time to time we purchase supplies of leather to take advantage of market opportunities to ensure reserves of quality materials at acceptable prices. Raw leather is primarily sourced in Italy and South Korea, with additional product sourced from South America, Australia, China and New Zealand. Our buying strategies, coupled with our expertise in leather development, enable us to purchase entire lots of raw leather and use varying grades of raw leather in different products, providing us with significant price advantages.

      Our sourcing infrastructure and strong relationships with our suppliers allow us to effectively control merchandise production without owning manufacturing facilities. Our designers and buyers work closely with our sourcing team to identify and develop leather styles, colors and finishes. We have a staff of 47 professionals located in China, India, Hong Kong, South Korea, Thailand, Italy and South America who are primarily responsible for overseeing the production and quality assurance process in overseas factories and are supervised by the sourcing team at our corporate headquarters. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to our technical specifications, and providing technical assistance and quality assurance through inspection in the factories.

      Our merchandising department works closely with our overseas personnel to coordinate order fulfillment. We have consistently maintained our merchandise production cycle at approximately 90 days. We believe this production cycle is shorter than that of our competitors and allows us to better control our production needs and reorder faster-selling merchandise during our peak selling season. We believe that this strategy results in more effective and efficient inventory management and gives us the ability to manage production as the business climate changes, thus reducing our need for markdowns on merchandise at the end of our peak selling season.

Store Formats and Locations

      As of January 31, 2004, we operated 460 retail stores (excluding the 111 liquidation stores) located in 45 states and the District of Columbia, including 334 mall stores, 107 outlet stores and 19 airport locations. We regularly supplement our permanent mall stores with temporary seasonal stores during our peak selling season. From October 2003 through January 2004, we operated 229 seasonal stores.

      Our e-commerce site at www.wilsonsleather.com offers leather outerwear, accessories and apparel, as well as company background and financial information.

      Store Locations as of January 31, 2004:

State	Mall	Outlets	Airport	Total

Alabama	2	2	—	4
Arkansas	1	—	—	1
Arizona	2	1	—	3
California	33	13	2	48
Colorado	6	3	—	9
Connecticut	5	1	—	6
Delaware	3	1	—	4
Florida	9	7	1	17
Georgia	11	5	3	19
Iowa	5	1	—	6
Idaho	1	—	—	1
Illinois	23	3	5	31
Indiana	8	2	—	10
Kansas	2	—	—	2
Kentucky	4	—	—	4
Louisiana	2	1	—	3
Massachusetts	11	2	—	13
Maryland	7	4	—	11
Maine	3	2	—	5
Michigan	18	3	—	21
Minnesota	14	3	1	18
Missouri	5	3	—	8
Mississippi	—	2	—	2
North Carolina	8	3	—	11
North Dakota	3	—	—	3
Nebraska	2	—	—	2
New Hampshire	4	2	—	6
New Jersey	10	3	1	14
New Mexico	2	1	—	3
Nevada	2	3	—	5
New York	21	5	—	26
Ohio	17	3	—	20
Oklahoma	3	—	—	3
Oregon	6	1	—	7
Pennsylvania	18	4	2	24
Rhode Island	1	1	—	2
South Carolina	—	4	—	4
South Dakota	2	—	—	2
Tennessee	7	4	—	11
Texas	19	5	1	25
Utah	2	1	1	4
Virginia	6	3	1	10
Washington	11	2	—	13
Wisconsin	13	3	—	16
West Virginia	1	—	—	1
District of Columbia	1	—	1	2

GRAND TOTAL	334	107	19	460

      Site Selection for Store Openings and Closings. We use a detailed process to identify favorable store locations in existing or new markets. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics. Our site selection criteria include:

•	customer segment and demographic data derived from our point-of-sale network and outside sources;

•	information relating to population density in concentric circles surrounding the mall;

•	the performance of past seasonal stores within the mall;

•	the proposed location within the mall; and

•	projected profitability, cost, return on investment and cash-flow objectives.

      Our cross-functional review committee approves proposed store projects, including new sites and lease renewals. We periodically evaluate our stores to assess the needs for remodeling or the timing of possible closure based on economic factors. We use our knowledge of market areas and rely upon the familiarity of our name and our national reputation with landlords to enhance our ability to obtain prime store locations and negotiate favorable lease terms. In 2004, we plan to open four stores (primarily outlets) where we have pre-existing commitments and close approximately 30 to 40 store locations (primarily as a result of natural lease terminations).

      We maintain a dedicated staff with extensive experience in opening and closing our temporary seasonal stores, which we leverage in our other concepts. Once a seasonal store site is selected and the lease is executed, we are usually able to open a store within three days.

      Our real estate, store planning and executive management teams analyze the performance and profitability of our stores and markets to assess the potential for new and replacement stores and to identify underperforming stores. We estimate that our average net investment in our permanent mall stores is approximately $236,000 and approximately $319,000 for our outlet stores, including inventory and capital investment, net of landlord contributions. In 2004, we expect new stores to generate a three-year internal rate of return of approximately 15% and have an average discounted payback period of two to three years. We cannot ensure that our future store openings will have similar results to those experienced in the past.

      The following chart highlights the number of stores, by format, opened or closed in each of the last three years:

	Mall	Outlet	Airport	Total

Store count as of February 3, 2001	468	74	31	573

Fiscal year ended February 2, 2002
Stores opened	39	34	7	80
Stores closed	(15)	(14)	(5)	(34)

End of year count	492	94	33	619

Fiscal year ended February 1, 2003
Stores opened	12	22	—	34
Stores closed	(21)	(6)	(8)	(35)

End of year count	483	110	25	618

Fiscal year ended January 31, 2004
Stores opened	6	11	—	17
Stores closed	(50)	(8)	(6)	(64)
Stores in liquidation	(105)	(6)	—	(111)

End of year count	334	107	19	460

      Mall Stores. We operated 334 permanent mall stores (excluding 105 stores in liquidation) as of January 31, 2004. Our mall stores showcase a full range of leather outerwear, accessories and apparel primarily under our proprietary labels. These stores average approximately 2,600 total leased square feet and are located in all types of shopping malls, serving diverse demographics. A typical mall store will carry a selection of approximately 1,300 different styles of our merchandise.

      We further supplement our permanent mall stores with temporary seasonal stores to better capitalize on our peak selling season. In 2003, we operated 213 seasonal mall stores. We plan to operate approximately 100 seasonal mall stores in 2004. Our temporary seasonal stores provide us the opportunity to test prospective mall locations and are generally located in malls where there is not a permanent store. A typical seasonal store will carry approximately 450 styles of our merchandise.

      Outlet Stores. Our 107 outlet stores (excluding 6 outlet stores in liquidation) are located in 36 states and operate under the names Wilsons Leather Outlet and Wallet Works. To maintain brand image, we generally locate outlet stores in large outlet centers in areas away from our permanent mall stores. Our Wilsons Leather Outlet stores offer clearance items and special outlet-only merchandise as well as certain key in-season products. Wilsons Leather Outlet stores average approximately 4,000 total leased square feet and generally carry approximately 2,200 styles of merchandise. Our Wallet Works stores average 1,400 square feet and carry only accessories. We currently have minimal Wallet Works stores open and plan to close the remaining locations over time. In 2003 we supplemented our permanent outlet stores with temporary seasonal outlet stores to better capitalize on our peak selling season. We operated 16 seasonal outlet stores in 2003. We do not plan to open any seasonal outlet stores in 2004.

      Airport Stores. We launched our airport stores in an effort to showcase our Wilsons Leather brand and accessories. Our 19 airport stores play an instrumental role in growing brand awareness and showcasing our products to millions of travelers who pass by our airport stores each year. These stores average approximately 700 total leased square feet and carry approximately 1,000 of our best-selling styles, primarily accessories.

      E-Commerce. Our e-commerce site “www.wilsonsleather.com” offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. We are also using e-mail as a means of reaching out to our customers. The e-commerce site features key in-season merchandise as well as promotional merchandise and has been revamped to decrease the cost structure and improve customer service. In 2003, we had 2.5 million visitors at our www.wilsonsleather.com e-commerce site, compared to 1.9 million in 2002, and achieved $4.5 million in online sales, which equates to a flat year-over-year comparison. We plan to continue to invest prudently in the development and maintenance of our online presence, with the Internet serving as an additional shopping format for our customers, as well as a vehicle for building brand awareness. We plan to outsource the e-commerce operations to a third party during the second quarter of 2004.

      Store Operations. Our store operations are organized by region. The mall, outlet and airport stores are divided into four regions, with each region subdivided into districts. Each district manager is responsible for approximately 14 stores. Individual stores are staffed by a manager, an assistant manager, and a complement of full and part-time sales associates whose numbers fluctuate based upon expected and actual sales. A typical store manager has an average of four years experience with our company. Store managers are responsible for sales and other operations including hiring and associate training, visual display and inventory control. All other aspects of store operations are administered centrally by our corporate offices. Temporary seasonal stores have a dedicated staff with the same responsibilities as the staff of our permanent stores. Temporary seasonal stores also provide an opportunity to develop and assess the skills of associates being considered for future permanent store management positions.

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

Distribution

      Merchandise for our stores is shipped directly from merchandise vendors or overseas manufacturers to our distribution center located in Brooklyn Park, Minnesota and, until it was closed in January 2004, our distribution center in Las Vegas, Nevada. We are party to a 15-year operating lease, with a five-year option to extend, for our 289,000 square-foot distribution center in Brooklyn Park, Minnesota that is equipped with automated garment-sorting equipment and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 30% of the merchandise received in the distribution center is immediately sent to our stores through cross-docking, which allows for minimal handling and storage. Additional merchandise is stored in the distribution center to replenish stores weekly with key styles and to build inventory for the peak selling season. Through the integration of merchant and distribution systems, we are able to replenish goods frequently to ensure that stores maintain an appropriate level of inventory. As was mentioned in “—Reorganization and Partial Store Liquidation,” we ceased distribution activities and closed the Las Vegas, Nevada distribution center in January 2004.

Marketing and Advertising

      Our marketing strategy is to position Wilsons Leather as the preferred retailer of quality leather products for our target customer, capitalizing on our position as the leading specialty retailer of leather outerwear, accessories and apparel in the United States. Through compelling fashion photo imagery in our stores and store fronts, the Wilsons Leather brand identity and current fashion trends are communicated to customers. Our airport stores showcase the Wilsons Leather brand to millions of travelers annually in some of the busiest airports in the world. Our e-commerce site makes our merchandise more accessible to customers, increases brand awareness and facilitates cross-marketing efforts with our brick-and-mortar stores.

      Marketing to a customer’s lifestyle supports our proprietary label collections. Each label targets specific lifestyles and offers apparel and accessories ranging from classic to contemporary styling. Targeting Americans between the ages of 18 and 37 is a key marketing initiative. Market research we completed during 2002 and 2003 indicates that those consumers are high-potential, high-volume customers. In addition, we believe cross-channel brand marketing will be an important driver in our future success. By leveraging our various selling formats— malls, outlets, airports and our e-commerce site— we intend to strengthen Wilsons Leather in the marketplace as the fashion leather leader.

      Our marketing efforts extend to our corporate partners as well. In a move to target more than 75 million NASCAR fans, we launched an exclusive line of Dale Earnhardt Incorporated products. The products, including leather jackets and accessories bearing the marks of Dale Earnhardt Jr., the Dale Earnhardt LegacyTM program and NASCAR®, are sold exclusively throughout Wilsons Leather stores nationwide. The official launch of the program was promoted and advertised in leading NASCAR publications in the spring of 2003. In addition, we launched an exclusive line of Tony Stewart® products through Joe Gibbs Racing, Inc. Our NASCAR licensed products have been popular with our customers and we expect to continue to enhance this product line. In addition, in spring 2004, we added a motorcycle theme with a promotion through Kawasaki. Our marketing emphasis for spring 2004 has been focused on highlighting our merchandise through brightly colored store signage.

      We circulated freestanding inserts in various newspapers during our seasonal promotional period during 2003 and expect to continue to make use of this form of promotion in key markets across the United States during 2004.

Information Systems

      Since 1997, we have invested more than $29.0 million in improving our information systems, completing the replacement of major operating platforms in the functional areas of merchandising, finance, human resources, manufacturing and store point-of-sale and back-office systems. These systems provide all levels of our organization access to information, powerful analytical tools to improve our understanding of sales and operating trends and the flexibility needed to anticipate future business needs. We believe that our current systems, which are fully scalable to accommodate future growth, are adequate to meet our operational plans over the next several years.

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

Competition

      The retail leather outerwear, accessories, and apparel industry is both highly competitive and fragmented. We believe that the principal bases upon which we compete are selection, style, quality, price, value, store location and service. We compete with a broad range of other retailers, including specialty retailers, department stores, mass merchandisers and discounters and other retailers of leather apparel and accessories. During 2003 we faced increased competition from the mass merchandisers and discounters.

Trademarks

      We conduct our business under various trade names, brand names, trademarks and service marks in the United States, including M. Julian®, Maxima®, Pelle Studio®, Wilsons The Leather ExpertsTM, Tannery West®, Georgetown Leather DesignTM, WalletWorksTM, Wilsons LeatherTM, Handcrafted by Wilsons The Leather ExpertsTM, and Vintage by Wilsons The Leather ExpertsTM.

Employees

      As of January 31, 2004, we had approximately 4,150 full-and part-time associates, including approximately 950 associates working at the 111 liquidation stores. During our peak selling season, from October through January, we typically employ approximately 3,800 additional seasonal associates. We consider our relationships with our associates to be good. None of our associates are governed by collective bargaining agreements.

Available Information

      Our Internet address is www.wilsonsleather.com. We make available free of charge through our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Risk Factors

      The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer.

We are unable to borrow under our senior credit facility until we obtain financing sufficient to pay off the 11 1/4% Senior Notes.

      Covenants contained within our senior credit facility prohibit us from borrowing under the revolving portion of that facility and limit our letters of credit to $15.0 million (plus a specified letter of credit for an aggregate amount of $3.0 million) until funds for the payment of the principal of our 11 1/4% Senior

Notes are deposited in an account controlled by the Agent under our senior credit facility. Additional provisions in our senior credit facility limit our ability to fund the payment of our 11 1/4% Senior Notes from the issuance of indebtedness. On April 25, 2004, we entered into an agreement related to the Equity Financing with three institutional investors to sell 17,948,718 shares of our common stock for the aggregate consideration of $35.0 million, which, if consummated, would provide funds sufficient to pay off the 11 1/4% Senior Notes; however, shareholder approval must be obtained and other conditions must be met before we will receive these funds. See “— Additional Financing.” We can make no assurances that we will be able to consummate the Equity Financing. If we are unable to close the Equity Financing for any reason, we will need to obtain an alternative source of permitted financing before we can borrow under the revolving portion of our senior credit facility. We can make no assurances that we will be able to obtain such alternative financing on acceptable terms or at all. We anticipate that we will need to access our senior credit facility by the middle of July 2004 and if we do not obtain the necessary funding from some source other than operations before such time, we could eventually deplete our cash reserves and become insolvent or have to consider other alternatives, including filing for bankruptcy.

We do not currently have the funds to pay the principal amount of our 11 1/4% Senior Notes when due in August 2004 and do not anticipate that we will be able to refinance the 11 1/4% Senior Notes with indebtedness on terms that are permitted by our senior credit facility.

      Our 11 1/4% Senior Notes are due on August 15, 2004. We currently do not have the funds to pay the outstanding principal amount of the 11 1/4% Senior Notes, which equals $30.6 million. Our senior credit facility prohibits us from incurring any indebtedness which refunds, renews, extends or refinances the 11 1/4% Senior Notes on terms more burdensome than the current terms of such notes, and the rate of interest with respect to any replacement notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, extension or refinancing, plus 7.0% per annum. We anticipate that we will not be able to refund, renew, extend or refinance the 11 1/4% Senior Notes with indebtedness that would comply with such limitations. The senior credit facility permits us to pay off the 11 1/4% Senior Notes with proceeds from the sale of equity. As noted earlier, we have entered into an agreement related to the Equity Financing to sell 17,948,718 shares of our common stock for an aggregate consideration of $35.0 million, which, if consummated, would provide funds sufficient to pay off the 11 1/4% Senior Notes. However, there is no assurance that we will be able to consummate the Equity Financing. If we are unable to pay off the 11 1/4% Senior Notes when they are due, the noteholders would have the right to exercise their legal rights and remedies. In addition, such failure to pay would result in a default under our senior credit facility permitting the senior lenders to accelerate payment of indebtedness (including letters of credit and the Term B promissory note) under the senior credit facility and allow them to pursue other remedies (including foreclosing their liens on our assets). In such event, we would have to consider other alternatives, including filing for bankruptcy. See “We are unable to borrow under our senior credit facility until we obtain financing sufficient to pay off the 11 1/4% Senior Notes.”

The instruments governing our outstanding debt place certain obligations on us and restrictions on our operations, which, if not met, could result in our inability to borrow under our senior credit facility or other penalties.

      Covenants contained within our senior credit facility, as amended, require us to meet certain financial tests and limit capital expenditures. In addition, certain covenants and restrictions under our senior credit facility and the indenture governing our 11 1/4% Senior Notes due August 2004 limit our ability to pay cash dividends or make other distributions, to acquire or merge with another entity, to make investments, loans or guarantees, to borrow additional funds or dispose of assets and to create liens or other encumbrances, possibly affecting our flexibility in planning for, and reacting to, changes in our business.

      The failure to comply with the covenants and restrictions contained in either the senior credit facility or the indenture governing our 11 1/4% Senior Notes could, if not cured or waived, result in a default permitting the senior lenders to accelerate payment of indebtedness (including letters of credit and the Term B promissory note) under the senior credit facility and allow them to pursue other remedies (including foreclosing their liens on our assets). Acceleration of the indebtedness under the senior credit facility or the occurrence of another event of default under the indenture governing our 11 1/4% Senior Notes would also permit the holders of the 11 1/4% Senior Notes to accelerate payment of such notes and allow such holders to pursue their remedies.

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

We may not be able to exit store leases for the 111 liquidation stores on terms that are acceptable to us and to our senior lenders.

      A key component of our restructuring efforts relates to lease terminations and store liquidations for our 111 liquidation stores. Currently, we have not reached agreement with landlords with respect to 78% of the leases for the 111 liquidation stores. In addition, our senior lenders have limited the aggregate amount that we may pay to exit such leases. We can make no assurances that we will be able to exit such leases on terms acceptable to us and our senior lenders.

Changes in customer shopping patterns could harm our sales.

      Most of our stores are located in enclosed shopping malls and regional outlet centers. Our ability to sustain or increase the level of sales depends in part on the continued popularity of malls and outlet centers as shopping destinations and the ability of malls and outlet centers, tenants and other attractions to generate a high volume of customer traffic. Many factors beyond our control may decrease mall traffic, including, among other things, economic downturns, the closing of anchor department stores, weather, concerns of terrorist attacks, construction and accessibility to strip malls or alternative shopping formats (such as catalogs, e-commerce or discount stores). Any changes in consumer preferences and shopping patterns could adversely affect our financial condition and operating results.

The high level of competition in our markets may lead to reduced sales and profits.

      The retail leather apparel and accessories markets are highly competitive and fragmented. We compete with a broad range of other retailers, including other specialty retailers, department stores, mass merchandisers and discounters, many of which have greater financial and other resources. Increased competition may reduce sales, increase operating expenses, decrease profit margins and negatively affect our ability to obtain site locations and sales associates and other employees. During 2003, we faced increased competition from mass merchandisers and discounters. There can be no assurance that we will be able to compete successfully in the future and, if we are unable to do so, our financial condition and operating results could be adversely affected.

The decline in general economic conditions has led to reduced consumer demand for our leather apparel and accessories, and could adversely affect our business and liquidity.

      Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	weather;

•	continued hostilities in the Middle East and other significant national and international events; and

•	taxation and consumer confidence in future economic conditions.

      Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits and mall traffic, caused us to accelerate store closings, and resulted in lower than expected net sales on a quarterly and annual basis.

Our inability to effectively respond to changes in fashion trends and consumer demands could adversely affect our sales.

      Our success depends on our ability to identify fashion and product trends as well as our ability to anticipate, gauge and react swiftly to changes in consumer demand. Our products must remain appealing for a broad range of consumers with diverse and changing preferences; however, our orders for products must be placed in advance of customer purchases. We cannot be certain that we will be able to identify new fashion trends and adjust our product mix in a timely manner. If we misjudge market preferences, we may be faced with significant excess inventories for some products and missed opportunities for other products. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventories, which may have a material adverse effect on our business, financial condition and results of operations.

      In addition, we cannot provide assurance that consumer sentiment toward and demand for leather will not change or that we will be able to react to any such changes effectively or at all. For example, certain countries, including the United States and Canada, that supply the hides used to make leather products have experienced outbreaks of certain highly publicized diseases, namely Bovine Spongiform Encephalopathy (“mad-cow” disease) and hoof-and-mouth disease. There can be no assurance that demand for our leather products will not decline as a result of the publicity regarding these diseases or new scientific findings with respect to such diseases. If we are unable to anticipate, gauge and respond to changes in demand or if we misjudge fashion trends, our financial condition and operating results could be harmed.

Our comparable store sales and results of operations have declined over the past three years.

      Our comparable store sales declined 6.8%, 7.0%, and 12.1% in 2003, 2002, and 2001, respectively. We had a net loss from continuing operations of $33.6 million and $14.3 million in 2003 and 2002, respectively, and net income from continuing operations of $7.8 million in 2001. Our comparable store sales are affected by a variety of factors, including:

•	consumer shopping preferences;

•	actions by competitors or mall anchor tenants;

•	general economic conditions and, in particular, the retail sales environment;

•	fashion trends;

•	changes in our merchandise mix;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	maintaining appropriate inventory levels;

•	calendar shifts of seasonal periods;

•	weather conditions; and

•	timing of promotional events.

      An inability to generate comparable store increases could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to grow our business as planned.

      Our long-term operating results will depend, in part, on our ability to successfully open new stores and to effectively manage our existing business. Our ability to grow our business will be limited, however, if we are unable to improve the sales performance and productivity of our existing stores. Our future growth will also depend on our ability to:

•	anticipate fashion trends and design products, merchandise stores, manage inventory levels and take timely and necessary markdowns in response to such trends;

•	introduce and expand new selling concepts;

•	identify, negotiate, lease and open stores in suitable locations on a profitable and timely basis;

•	ensure the availability of and obtain the necessary capital to operate our business;

•	consolidate and upgrade our distribution center and information systems in an efficient and timely manner; and

•	hire, train and retain qualified personnel, including management executives and hourly sales associates.

      We cannot assure you that we will be able to achieve all or any of these objectives.

A decrease in the availability of leather or an increase in its price could harm our business.

      The purchase of leather comprised approximately 59.5% and 62.8% of our costs of goods sold for leather apparel and 47.5% and 49.7% of the costs of goods sold for accessories in 2003 and 2002, respectively. A number of factors affect the price of leather, including the demand for leather in the shoe, furniture and automobile upholstery industries. In addition, leather supply is influenced by worldwide meat consumption and the availability of hides. Fluctuations in leather supply and pricing, which can be significant, may have a material adverse effect on our business and profitability.

We could have difficulty obtaining merchandise from our foreign suppliers.

      We import our leather garments and accessories from independent foreign contract manufacturers located primarily in China and India. We do not have long-term contracts or formal supply arrangements with our contract manufacturers. In 2003, 90.0% of our leather garments and accessories contracted for manufacture were purchased from foreign suppliers, with approximately 82.0% purchased from China and 8.0% purchased from India. Trade relations with China and India have traditionally been unstable. If trade relations with these countries or any other country from which we source goods deteriorate, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise. Further, we cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States government, including the likelihood, type, or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to source products will occur. In addition, it will take time for us to transition our sourcing to other countries. Certain other risks related to foreign sourcing include:

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

      Any event causing a sudden disruption of imports from China, India or other foreign countries, including a disruption due to financial difficulties of a supplier, could have a material adverse effect on our business, financial condition and results of operations. In the event that commercial transportation is curtailed or substantially delayed due to a dockworker’s strike or other similar work action, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

Our accounting policies and methods are key to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

      Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles, but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements describes our significant accounting policies.

      We have identified two accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to the valuation of inventory, and the valuation of property and equipment for impairment. Because of the uncertainty of estimates about these matters, we cannot provide any assurance that we will not:

•	significantly increase our allowance for obsolete inventory that is significantly higher than the amount reserved; or

•	recognize a significant provision for impairment of our fixed assets at our stores.

      For more information, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in this report.

The seasonality of our business could affect our profitability.

      Since our leather outerwear and apparel products are most often purchased during the holiday season, we experience substantial fluctuations in our sales and profitability. We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 59.4% of our annual sales in that time period in 2003, and 31.6% in December alone. Because our profitability, if any, is historically derived in the fourth quarter, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through January.

      Given the seasonality of our business, misjudgments in fashion trends, the effects of war and other significant national and international events, or unseasonably warm or severe weather during our peak selling season could have a material adverse effect on our financial condition and results of operations. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including:

•	merchandise mix offered during the peak selling season;

•	the timing and level of markdowns and promotions by us during the peak selling season;

•	the timing and level of markdowns and promotions by our competitors during the peak selling season;

•	consumer shopping patterns and preferences;

•	the net sales contributed by seasonal stores;

•	the timing of certain holidays; and

•	the number of shopping days and weekends between Thanksgiving and Christmas.

The consummation of the Equity Financing and exercise of the warrants would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

      If we are able to consummate the Equity Financing referred to above under “—Additional Financing”, we will issue 17,948,718 shares of our common stock, and warrants to purchase an additional 4,000,000 shares of our common stock, subject to certain limitations and adjustments. Increasing the number of additional shares of common stock that may be eventually sold into the market by this amount could have a negative impact on the value of the shares that are currently outstanding. In addition, if we need to obtain additional financing, the terms on which we may obtain additional financing may be adversely affected.

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

      The efficient operation of our business is heavily dependent on our information systems. In particular, we rely heavily on the automated sortation system used in our distribution center and the merchandise management system used to track sales and inventory. We also rely on a third-party package for our accounting, financial reporting and human resource functions. We depend on our vendors to maintain and periodically upgrade these systems so that these systems continue to support our business. The software programs supporting our automated sorting equipment and processing our inventory management information were licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade these software programs would disrupt our operations if we were unable to convert to alternate systems in an efficient and timely manner.

Ownership of our common stock is concentrated.

      Our directors and executive officers beneficially own, in the aggregate, 17.3 percent of our common stock as of April 5, 2004. In addition, one of the investors in the Equity Financing currently beneficially owns 18.4 percent of our common stock. If the Equity Financing is consummated (and assuming no additional common stock issuance other than the Equity Financing) this investor will beneficially own 44.0 percent of our common stock. If these shareholders vote together as a group, they will be able to exert significant influence over our business and affairs, including the election of individuals to our board of directors. They will also be able to significantly affect the outcome of certain actions that require shareholder approval, including the adoption of amendments to our Amended and Restated Articles of Incorporation and the approval of certain mergers, additional financing, sales of assets and other business acquisitions or dispositions. In addition, the ownership concentration of our stock may limit liquidity and cause shareholders to experience price fluctuations when selling large blocks of our stock.

The market price for our common stock may be volatile.

      Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of:

•	inability to refinance debt;

•	any future sales of our common stock or other securities;

•	a decline in any month or quarter of our revenues or earnings;

•	a decline in any month or quarter of comparable store sales;

•	a deviation in our revenues, earnings or comparable store sales from levels expected by securities analysts;

•	changes in financial estimates by securities analysts; and

•	changes in market valuations of other companies in the same or similar markets.

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

      The majority of our stores are located in enclosed shopping malls and regional outlet centers. In response to the terrorist attacks of September 11, 2001, security has been heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls and outlet centers. In addition, local authorities or mall management could close shopping malls and outlet centers in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales that would have a material adverse effect on our business, financial condition and results of operations.

Any significant interruption in the operation of our corporate offices and distribution center could have a material adverse effect on our business.

      Our corporate offices and distribution center are in one location. Our operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fire, tornadoes, floods or acts of terrorism) impacts the use of these facilities. There can be no assurances that we would be successful in obtaining alternative facilities in a timely manner if such a catastrophic event were to occur.

Item 2.	Properties

      As of January 31, 2004, we operated 460 leased store locations (excluding the 111 liquidation stores). Substantially all of our stores were located in shopping malls, outlet malls or airport retail locations. Store leases with third parties are typically five to 10 years in duration. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. As of January 31, 2004, of the 460 open leased Wilsons Leather stores, an affiliate of CVS New York, Inc. (“CVS”) (formerly Melville Corporation, the parent company to the predecessor companies) guaranteed approximately 56 leases, all of which were entered into before the management buyout.

      We are party to a 15-year operating lease, with a five-year option to extend, for a 289,000 square-foot distribution center and 69,000 square-foot corporate office space located in Brooklyn Park, Minnesota. We are also party to a five-year operating lease for an 86,000 square-foot distribution center in Las Vegas, Nevada that we are currently marketing for sub-lease. In addition, we are party to a three-year operating lease for a 45,600 square-foot distribution center in Maple Grove, Minnesota that we are currently marketing for sub-lease.

Item 3.	Legal Proceedings

      We are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Pursuant to the sale agreement entered into in connection with the management buyout in 1996 of the predecessor companies, CVS agreed to indemnify us for certain claims. For certain other claims, CVS’s indemnification liability is limited to claims in the aggregate which exceed $1.2 million, but not to exceed $12.0 million.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 4A.	Executive Officers of the Registrant

      The following table sets forth certain information concerning our executive officers as of April 1, 2004:

Name	Age	Position

Joel N. Waller	64	Chairman and Chief Executive Officer
David L. Rogers	61	President and Chief Operating Officer
Peter G. Michielutti	47	Executive Vice President and Chief Financial Officer
Linda F. Angelacci	49	Vice President
Brian R. Bootay	50	Vice President
Betty A. Goff	47	Vice President
Jenele C. Grassle	44	Vice President
Jeffrey W. Orton	48	Vice President
Arthur J. Padovese	53	Vice President
Steven R. Waller	40	Vice President

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

      Linda F. Angelacci has served as our Vice President responsible for marketing since October 2002. Prior to joining Wilsons Leather, Ms. Angelacci was Senior Vice President of Marketing and Merchandise at The San Francisco Music Box Company, a specialty retailer of musical giftware, from 1999 to 2002. Ms. Angelacci served in various marketing and merchandising positions with WH Smith, an airport and hotel gift store retailer, from 1995 to 1999, most recently as Vice President of Marketing and Merchandising and as Vice President, Account Supervisor for W. B. Doner Advertising Inc., an advertising agency, from 1991 to 1995.

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

      Jenele C. Grassle has served as our Vice President responsible for merchandising for our mall, airport and seasonal stores since July 2000. Prior to joining Wilsons Leather, Ms. Grassle held various positions at Target Corporation, a general merchandise retailer (formerly Dayton Hudson Corporation), from 1988 to 2000 and most recently as Divisional Merchandise Manager from 1994 to 2000.

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

Market Information

      Our common stock, $.01 par value, trades on the Nasdaq National Market under the symbol WLSN. The closing price of our common stock on April 5, 2004, was $2.85. The following table presents the high and low market prices from February 2, 2002 through January 31, 2004.

Quarterly Common Stock Price Ranges

Fiscal Quarter Ended	High	Low

May 4, 2002	$14.26	$10.11
August 3, 2002	$15.40	$8.25
November 2, 2002	$9.75	$3.99
February 1, 2003	$7.25	$3.97

May 3, 2003	$5.17	$3.74
August 2, 2003	$8.75	$5.55
November 1, 2003	$10.00	$7.13
January 31, 2004	$9.10	$3.08

      There were 85 record holders of our common stock as of April 5, 2004.

Dividends

      We have not declared any cash dividends since our inception in May 1996. We are currently in a retained deficit position and unable to pay dividends. In addition, our loan agreements and the indenture relating to the 11 1/4% Senior Notes contain certain covenants limiting, among other things, our ability to pay cash dividends or make other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

      The selected historical consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements of the Company,” beginning on page F-1 of this report. The selected historical consolidated financial data has been derived from our audited consolidated financial statements.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

(In thousands except per share amounts and operating data)

	For the years ended

	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003(1)	2002(1)(2)	2001(2)(3)	2000

Statement of Operations Data:
Net sales	$521,025	$571,547	$598,299	$619,932	$543,608
Gross margin	143,965	167,243	194,964	232,531	202,868
Operating income (loss)	(25,920)	(13,603)	22,511	66,523	59,725
Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle	(36,788)	(23,856)	12,927	62,318	54,732
Provision (benefit) for income taxes	(3,205)	(9,543)	5,171	21,289	21,674

Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(33,583)	(14,313)	7,756	41,029	33,058
Income (loss) from discontinued operations, net of tax	—	(42,014)	(22,093)	29	—
Extraordinary loss on early extinguishment of debt, net of tax	—	—	—	(623)	(958)
Cumulative effect of a change in accounting principle, net of tax(4)	—	(24,567)	—	—	(1,449)

Net income (loss)	$(33,583)	$(80,894)	$(14,337)	$40,435	$30,651

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(1.64)	$(0.71)	$0.45	$2.45	$2.02
Loss from discontinued operations	—	(2.10)	(1.28)	—	—
Extraordinary loss on early extinguishment of debt	—	—	—	(0.04)	(0.06)
Cumulative effect of a change in accounting principle	—	(1.22)	—	—	(0.09)

Basic earnings (loss) per share	$(1.64)	$(4.03)	$(0.83)	$2.41	$1.87

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(1.64)	$(0.71)	$0.45	$2.36	$1.94
Loss from discontinued operations	—	(2.10)	(1.28)	—	—
Extraordinary loss on early extinguishment of debt	—	—	—	(0.03)	(0.05)
Cumulative effect of a change in accounting principle	—	(1.22)	—	—	(0.09)

Diluted earnings (loss) per share	$(1.64)	$(4.03)	$(0.83)	$2.33	$1.80

Weighted average common shares outstanding:
Basic	20,528	20,053	17,172	16,732	16,408
Diluted	20,528	20,053	17,172	17,342	17,064

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA — (Continued)

(In thousands except per share amounts and operating data)

	For the years ended

	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003(1)	2002(1)(2)	2001(2)(3)	2000

Selected Operating Data:
Number of permanent stores open at end of period (5)	460	618	619	573	529
Change in comparable store sales(5)(6)	(6.8)%	(7.0)%	(12.1)%	4.1%	11.5%
Net sales per square foot for stores open entire period(5)	$377	$380	$415	$503	$478
Total selling square footage at end of period(5) (in thousands)	1,052	1,377	1,359	1,203	1,046
Peak number of seasonal stores during period	229	284	281	239	274

	At year ended

	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003(1)	2002(1)(2)	2001(2)(3)	2000

Balance Sheet Data:
Working capital	$63,452	$108,551	$102,262	$99,191	$126,855
Inventories	89,298	118,701	92,940	106,164	79,221
Total assets	204,127	246,491	332,946	305,992	272,554
Total debt (short and long-term)	56,189	55,740	55,590	30,590	43,890
Shareholders’ equity	85,354	117,228	184,495	174,710	131,207

(1)	Includes a charge to operations, before tax, of $1.0 and $5.4 million in 2002 and 2001, respectively, resulting from the impairment of property and equipment.

(2)	Reclassified for the presentation of discontinued operations for the Travel Subsidiaries.

(3)	Our results of operations for the year ended February 3, 2001, consisted of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-K.

(4)	Includes a charge to operations, net of tax, of $24.6 million for the year ended February 1, 2003, resulting from the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets, and of $1.4 million, net of tax, for the year ended January 29, 2000, resulting from the cumulative effect of the adoption of a new method of accounting for revenue recognition of layaway sales.

(5)	The figures for January 31, 2004, exclude the 111 liquidation stores.

(6)	A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements for all periods present the Travel Subsidiaries segment as discontinued operations. See “—Discontinued Operations.” Unless otherwise indicated, the following discussion relates only to Wilsons Leather’s continuing operations.

Overview

      We measure performance using such key operating statistics as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales. These results translate into store operating contribution and store cash flow, which we use to evaluate overall performance on an individual store basis. Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin and is measured as a percentage of sales. Store operating contribution gives us an overall measure as to whether or not individual locations and markets are meeting our financial objectives.

      In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of sales basis. We continue to monitor product costing and promotional activity, which allows us to generally maintain acceptable margin levels. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total sales.

      We also measure and evaluate investments in our retail locations, including inventory and property and equipment. Inventory performance is primarily measured by inventory turns, or the number of times store inventory turns over in a given period, and amounts of owned inventory at various times based on payment terms from our vendors. The most significant investments in property and equipment are made at the time we open a store.

      At January 31, 2004, we operated 460 stores (excluding the 111 liquidation stores) using various formats including mall stores, outlet stores and airport locations. We also operated 229 temporary seasonal stores to better capitalize on our peak selling season from October through December.

      During the last two years, in support of our overall financial strategy, the following three actions were taken: 1) discontinued operations for the Travel Subsidiaries, 2) a reorganization and partial store liquidation, and 3) additional financing. These actions are described in greater detail below.

      We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 59.4% of our annual sales in that time period in 2003, and 31.6% in December alone. As part of our strategy to improve operating margins and maximize revenue and profitability during non-peak selling seasons, we have increased the number of outlet locations since 2000, which are less seasonal, and modified our product mix to emphasize accessories. Accessory sales grew as a percentage of sales to 33.6% in 2003 from 28.0% in 2001, largely as a result of fresh, new styles designed to match our customers’ lifestyle needs.

      Comparable store sales decreased 6.8%, 7.0%, and 12.1% in 2003, 2002 and 2001, respectively. Income (loss) from continuing operations as a percentage of sales for the three years was (6.4%), (2.5%), and 1.3%, respectively. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year. The 111 liquidation stores are not included in comparable store sales for the month of January 2004.

      The following table contains selected information for each of our store formats for 2003.

				Sales per
	Sales	Comparable Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$330.1	(10.1)%	2,100	$364.7
Outlet stores	137.2	3.7%	3,300	372.6
Airport stores	16.1	(7.1)%	700	1,114.8
E-commerce	4.5	—	—	—
Seasonal	33.1	—	—	—

Total	$521.0

      The following table contains selected information for each of our store formats for 2002.

				Sales per
	Sales	Comparable Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$376.7	(9.2)%	2,100	$369.3
Outlet stores	123.1	0.1%	3,200	370.8
Airport stores	20.3	3.1%	600	1,193.5
E-commerce	4.5	—	—	—
Seasonal	46.9	—	—	—

Total	$571.5

(1)	Sales per square foot is defined as net sales for stores open a full 12 months divided by total selling square feet for stores open a full 12 months.

      We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

Critical Accounting Policies

      Our significant accounting policies are described in Note 2 to our consolidated financial statements beginning on page F-7 of this report. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventories

      We value our inventories, which consist primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of January 31, 2004, and February 1, 2003 the LIFO cost of inventories approximated the first-in, first-out (“FIFO”) cost of inventories. The inventory cost includes the cost of both merchandise and freight. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Property and Equipment Impairment

      Our property and equipment consists principally of store leasehold improvements and are included in the “Property and equipment” line item in our consolidated balance sheets in our consolidated financial statements. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years. We review long-lived assets for impairment whenever events, such as decisions to close a store or changes in circumstances, indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss for a particular market of stores impaired equal to the difference between the carrying value and the asset’s fair value, which is indicated by the discounted future cash flows using a risk-adjusted rate of return. We recorded a charge of $1.0 million for impaired assets during the fourth quarter of 2002. During 2003, we did not record an impairment charge based on our impairment testing. However, we have accelerated depreciation on the remaining net book value related to the 111 liquidation stores through the end of the liquidation sale term (through April 2004). In addition, decisions to close stores during the year have and will result in accelerated depreciation over the revised useful life of those store assets. Most store closures (excluding the 111 liquidation stores) occur upon the lease expiration.

Results of Operations

      The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of net sales:

	Years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	72.4	70.7	67.4

Gross margin	27.6	29.3	32.6
Selling, general and administrative expenses	28.9	28.8	26.5
Depreciation and amortization	3.7	2.9	2.3

Operating income (loss)	(5.0)	(2.4)	3.8
Interest expense, net	2.1	1.8	1.6
Income tax provision (benefit)	(0.7)	(1.7)	0.9

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(6.4)	(2.5)	1.3
Loss from discontinued operations, net of tax	—	(7.4)	(3.7)
Cumulative effect of a change in accounting principle, net of tax	—	(4.3)	—
Net loss	(6.4)%	(14.2)%	(2.4)%

2003 Compared to 2002

      Net Sales. Net sales decreased 8.8% to $521.0 million in 2003 from $571.5 million in 2002. The $50.5 million sales decrease was due to: (1) a $32.9 million decrease related to a 6.8% comparable store sales decrease, (2) a $13.0 million decrease from the full-year impact of 2002 and 2003 store closures, (3) a $14.0 million decrease from lower seasonal store sales, and (4) a $0.1 million decrease in e-commerce sales volume. These decreases were partially offset by a $9.5 million increase due to the full-year impact of 2002 and 2003 store openings that were not accounted for as part of comparable store sales.

      The primary causes for the net sales decrease were threefold: (1) lack of promotional programs in the mall stores that could have brought more mall customers into the stores during the holiday season, (2) the continuation of a sluggish economy, and (3) changes in consumer shopping preferences trending away from traditional mall stores in favor of mass merchandisers and discounters.

      We opened 17 stores and closed 175 stores (including the 111 liquidation stores) in 2003, compared to opening 34 stores and closing 35 stores in 2002. As of January 31, 2004, we operated 460 stores (excluding the 111 liquidation stores) compared to 618 stores at February 1, 2003. Our selling square footage in 2003 decreased 23.6% to 1,052,400 from 1,376,600 in 2002. We operated 229 seasonal stores during the 2003 holiday season as compared to 284 seasonal stores during 2002.

      Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $27.2 million, or 6.7%, compared to 2002. The $27.2 million decrease from 2002 was due to: (1) $21.9 million in lower cost of goods sold costs due to lower sales volume in 2003 compared to 2002, (2) $3.0 million in lower buying and occupancy costs, largely due to cost saving initiatives, including rent reductions of approximately $0.8 million and a 4% lower average number of permanent stores operated (598 in 2003 compared to 623 in 2002), and (3) $2.3 million in reduced markdown expense. Despite these savings, cost of goods sold, buying and occupancy costs increased to 72.4% as a percentage of sales in 2003 from 70.7% as a percentage of net sales in 2002 due to the deleveraging effect of lower sales volume of $50.5 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $150.7 million in 2003 from $164.5 million in 2002, and increased as a percentage of net sales to 28.9% from 28.8%. The $13.8 million decrease was primarily due to: (1) a $10.2 million decrease in store selling expenses due to tighter cost control and a new method of hours allocation in the stores resulting in lower staffing levels during periods of slower sales, (these initiatives, when combined with a lower average store count, accounted for a $7.8 million reduction in payroll expense, which represented 76% of the $10.2 million in store selling expense savings), (2) a $4.5 million decrease in other administrative costs related to the reduced store count and corporate restructuring and cost-saving initiatives, (3) a $2.0 million decrease in other store expenses also due to a lower average store count, (4) a $1.9 million decrease in asset impairments and write-offs, offset by $0.6 million in increased costs for lease terminations to net a $1.3 million decrease over 2002, and (5) a $1.0 million decrease in recruiting, relocation and severance costs.

      These expense reductions were primarily offset by (1) a $2.2 million increase in general administrative costs for higher employee benefit costs primarily due to increased insurance costs and higher costs for consulting fees related to corporate restructuring and financing activities, offset by lower payroll expense in 2003 compared to 2002, (2) a $1.0 million increase in legal costs, and (3) a $2.0 million increase in various other miscellaneous costs and reduced transaction fees that offset selling expenses.

      Depreciation and Amortization. Depreciation and amortization increased to $19.2 million in 2003 from $16.3 million in 2002, and increased as a percentage of net sales to 3.7% from 2.9%. The increase of $2.9 million was primarily the result of (1) a $1.7 million increase in accelerated depreciation recorded in 2003 for increased planned store closures during 2003 and scheduled 2004 closures as compared to the accelerated depreciation recorded in 2002 for 2002 and planned 2003 store closures, (2) an $0.8 million charge taken for the re-evaluation of asset lives for point of sale systems, (3) $0.3 million in increased amortization and depreciation of administrative assets due to higher asset levels in 2003 compared to 2002, and (4) $0.1 million in higher general store depreciation expense.

      Operating Loss. As a result of the above, the operating loss equaled a net loss of $25.9 million in 2003 compared to a $13.6 million net loss in 2002, or 5.0% of net sales in 2003 as compared to 2.4% of net sales in 2002.

      Interest Expense. Net interest expense increased to $10.9 million in 2003 from $10.3 million in 2002 primarily due to $0.5 million of waiver fees paid to our senior lenders related to our EBITDA covenants in our senior credit facility during the fourth quarter of 2003. In addition, the decreased borrowings under the revolver during 2003 were offset by higher interest rates and increased debt issuance cost amortization.

      Income Tax Benefit. The income tax benefit was $3.2 million in 2003 compared to $9.5 million in 2002 due to sustained losses, which required the recording of a valuation allowance against potentially unrealizable net operating losses in future periods. This resulted in the effective rate being reduced from 40% in 2002 to 8.7% in 2003.

      Net Loss from Continuing Operations. As a result of the above, the net loss from continuing operations for 2003 was $33.6 million compared to a net loss from continuing operations of $14.3 million in 2002.

      Loss from Discontinued Operations and Cumulative Effect of a Change in Accounting Principle. There was no loss from discontinued operations in 2003 as compared to the loss from discontinued operations of $42.0 million in 2002. Included in the 2002 figure is $27.2 million in charges, net of tax, for the disposal of substantially all fixed assets, the markdown of inventory, and severance and lease termination costs for the Travel Subsidiaries in 2002, as well as $14.8 million in losses from operations prior to the announced liquidation. In addition, in 2002 there was a cumulative effect of a change in accounting principle charge of $24.6 million, net of tax, for the Travel Subsidiaries related to the implementation of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, Goodwill and Other Intangible Assets. See “Consolidated Financial Statements of the Company, Note 3. Discontinued Operations,” beginning on page F-12 of this report, for further details.

2002 Compared to 2001

      Net Sales. Net sales decreased 4.5% to $571.5 million in 2002 from $598.3 million in 2001. The $26.8 million sales decrease was due to: (1) a $35.6 million decrease from a 7.0% comparable store sales decrease, (2) an $18.4 million decrease from 2002 and 2001 store closings, and (3) a $5.8 million decrease from lower seasonal store sales. These decreases were offset by (1) a $32.4 million increase due to new store openings in 2002 that were not accounted for as part of comparable store sales, and (2) a $0.6 million increase in e-commerce sales volume.

      Causes for the net sales decrease were threefold: (1) the sluggish economy and the threat of war, (2) the dockworkers strike on the West Coast that delayed product shipments to stores at the beginning of the peak retail season (October), and (3) over-assortment, more promotional goods at lower price points and a higher than average proportion of suede products.

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

      Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs increased to 70.7% as a percentage of net sales in 2002 from 67.4% of net sales in 2001 due to lower sales volume of $26.8 million. The 3.3% increase translates into a $1.0 million increase over 2001. The percentage variance is greater due to the deleveraging effect of occupancy costs on a reduced sales base. This $1.0 million increase from 2001 was due to: (1) $9.5 million in higher buying and occupancy costs, resulting from an increase in the average number of permanent stores operated of 3.2% from 604 in 2001 to 623 in 2002, and (2) a $1.9 million increase in freight costs, due primarily to the West Coast port shutdown, partially offset by $10.4 million in lower cost of goods sold costs due to lower sales volume in 2002 compared to 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $164.5 million in 2002 from $158.5 million in 2001, and increased as a percentage of net sales to 28.8% from 26.5%. The increase was primarily due to: (1) a $3.1 million increase in store selling expenses, including, but not limited to payroll expense, which fluctuates with the store count, (2) a $5.9 million increase in general administrative costs for higher employee benefit costs due to increased insurance costs, costs for corporate restructuring activities and higher legal fees, and (3) $2.4 million in lower credit memo service charge income compared to 2001 since 2001 included the initial impact of recording the fee and 2002 represented only current year activity, partially offset by approximately $3.7 million in lower amounts of fixed asset impairments and write-offs in 2002, and a $1.7 million reduction in 2002 expenses due primarily to lower sales volume.

      Depreciation and Amortization. Depreciation and amortization increased to $16.3 million in 2002 from $13.9 million in 2001, and increased as a percentage of net sales to 2.9% from 2.3%. The increase resulted from depreciation on a higher base of assets resulting from the $33.0 million prior year increase in fixed assets, coupled with $8.8 million in new capital expenditures in 2002 ($5.4 million for construction of new stores and the renovation of existing stores and $3.4 million for administrative projects).

      Operating Income (Loss). As a result of the above, operating income (loss) decreased to a net loss of $13.6 million, or 2.4% of net sales in 2002 from income of $22.5 million, or 3.8% of net sales in 2001.

      Interest Expense. Net interest expense increased to $10.3 million in 2002 from $9.6 million in 2001 due to $0.7 million of lower interest income in 2002 from fewer short-term investments that were held, on average, for a shorter period, and an increase in interest rates on short-term debt outstanding, partially offset by lower average borrowings of long-term debt.

      Income Tax Provision (Benefit). The income tax benefit was $9.5 million in 2002 compared to a $5.2 million tax provision in 2001. The effective rate of 40% remained constant from 2001 to 2002.

      Net Income (Loss) from Continuing Operations. Net loss from continuing operations for 2002 was $14.3 million compared to net income from continuing operations of $7.8 million in 2001.

      Loss from Discontinued Operations and Cumulative Effect of a Change in Accounting Principle. Loss from discontinued operations was $42.0 million in 2002 compared to $22.1 million in 2001. Included in the 2002 figure is $27.2 million in charges, net of tax, for the disposal of substantially all fixed assets, the markdown of inventory and severance and lease termination costs for the Travel Subsidiaries in 2002 and $14.8 million in losses from operations prior to the announced liquidation. In addition, in 2002 there was a cumulative effect of change in accounting principle charge of $24.6 million, net of tax, for the Travel Subsidiaries related to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets. See “Consolidated Financial Statements of the Company, Note 3. Discontinued Operations,” beginning on page F-12, for further details.

Liquidity and Capital Resources

      Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems and increasing capacity and efficiency for our distribution center. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.

      General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, January 21, 2004, April 15, 2004, and April 27, 2004, that provides for borrowings of up to $150 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

•	85% of net inventories, provided that such percentage at no time may exceed 85% of the then applicable discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation, except that the discount rate is gradually increased from August 17 to October 1 of each year and gradually decreased from December 17 to February 1 of each year, and except that such amount is reduced by the amount of certain in-transit inventory to the extent such in-transit inventory reflects a disproportionate amount of our total inventory;

•	plus 85% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of credit card receivables;

•	minus a $10.0 million reserve; and

•	minus an additional reserve, upon deposit of the proceeds from the Equity Financing in an account controlled by the Agent under our senior credit facility, in an amount not to exceed $3.5 million, which will be reduced to the extent payments are made under the registration rights agreement related to the Equity Financing and will be reduced to zero upon effectiveness of the resale registration statement.

      In addition, borrowings under the senior credit facility are subject to the further limitations that:

•	the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis;

•	the total borrowings (i.e. the revolving credit portion of the facility and the Term B promissory note) cannot exceed the sum of 85% of the book value of credit card receivables, plus 95% (100% during August, September and October) of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis;

•	from December 31 of each year, through March 31 of the following year, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $20.0 million; and

•	until funds for the payment of the principal of our 11 1/4% Senior Notes are deposited in an account controlled by the Agent under our senior credit facility, we must have no borrowings under the revolving portion of the senior credit facility and outstanding letters of credit must be no greater than $15.0 million (plus a specified letter of credit for an aggregate amount of $3.0 million).

      As of January 31, 2004, we had no borrowings under the senior credit facility, except for the Term B promissory note, and we had $6.7 million in outstanding letters of credit.

      Except as noted in the next sentence, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 3.25%, or the “prime” rate plus 2.0% (commercial paper rate plus 3.25% if the loan is made under the “swing line” portion of the revolver). If we meet certain financial tests for our fiscal year ending January 29 2005, these rates will be reduced by 0.50% per annum thereafter. Interest is payable on the $25 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. Currently, the senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. If we complete a sale of our capital stock on terms that are acceptable to the lenders under our senior credit facility and funds for the payment of the principal of the 11 1/4 Senior Notes are deposited in an account controlled by the Agent under our senior credit facility, the expiration of the senior credit facility (including the Term B promissory note) will be extended to June 28, 2008. The lenders have agreed that the terms of the Equity Financing described above under “ — Additional Financing,” if consummated, would be acceptable for this purpose. Prepayment of the Term B promissory note is subject to a 1% prepayment fee. The revolving credit portion of the facility is subject to a 1% prepayment fee under most circumstances. The Term B promissory note is prepayable on or after July 1, 2002, only with the consent of the senior lenders under the senior credit facility.

      The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on our 11 1/4% Senior Notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions.

      We plan to use the senior credit facility for our immediate and future working capital needs. Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We believe that borrowing capacity under the senior credit facility, assuming that we are able to obtain equity financing to pay off the 11 1/4% Senior Notes, together with cash on hand, current and anticipated cash flow from operations, cost reductions associated with the 111 liquidation stores and the proceeds from the Equity Financing, will be adequate to meet our working capital and capital expenditure requirements through 2004. For 2003, the peak borrowings and peak letters of credit outstanding under the senior credit facility were $72.6 million and $28.9 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $20.3 million and $12.7 million, respectively. For 2002, the peak borrowings and peak letters of credit outstanding under the senior credit facility were $132.4 million and $34.2 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $41.2 million and $19.4 million, respectively. For 2001, the peak borrowings and peak letters of credit outstanding under the senior credit facility were $145.2 million and $47.9 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $65.2 million and $25.9 million, respectively.

      On August 18, 1997, we completed a private offering of $75 million of our 11 1/4% Senior Notes to certain institutional buyers. Interest on the 11 1/4% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11 1/4% Senior Notes mature on August 15, 2004. The 11 1/4% Senior Notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. During 2000 and 1999, we repurchased $13.3 million and $26.1 million, respectively, of our 11 1/4% Senior Notes. As of January 31, 2004, we had $30.6 million of 11 1/4% Senior Notes outstanding, all of which was classified as current.

      We currently do not have the funds to pay the outstanding principal amount of the 11 1/4% Senior Notes when they are due on August 15, 2004. Our senior credit facility prohibits us from incurring any indebtedness which refunds, renews, extends or refinances the 11 1/4% Senior Notes on terms more burdensome than the terms of such notes, and the rate of interest with respect to any replacement notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, extension or refinancing, plus 7.0% per annum. We anticipate that we will not be able to refund, renew, extend or refinance the 11 1/4% Senior Notes with indebtedness that would comply with such limitations. However, if we complete a sale of our capital stock by August 15, 2004 on terms that are acceptable to the lenders under our senior credit facility, such lenders have agreed that we may use the proceeds from such sale to pay our 11 1/4% Senior Notes. The lenders have agreed that the terms of the Equity Financing described above under “—Additional Financing,” if consummated, would be acceptable for this purpose.

      In October 2000, we acquired El Portal, a specialty retailer of premium travel products and accessories, for approximately $17.8 million. The acquisition was funded with cash from working capital and our senior credit facility. In April 2001, we acquired Bentley’s, a specialty retailer of travel products and accessories, for $34.3 million. The acquisition was funded with cash from working capital and our senior credit facility.

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

      On June 21, 2002, we completed a sale/leaseback transaction for our headquarters facility and distribution center in Brooklyn Park, Minnesota for net proceeds of $12.5 million. A portion of the net proceeds from the sale/ leaseback, $4.8 million, was used to pay down the Term B promissory note from $25.0 million to $20.2 million. The remainder of the proceeds was used for general corporate purposes.

      On November 4, 2002, pursuant to the First Amendment to Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation and the syndicate, we reborrowed $4.8 million of the Term B promissory note, which brought the outstanding balance to $25.0 million.

      On November 19, 2002, we announced the liquidation of the stores operated by our Travel Subsidiaries, as described in Note 3 to the consolidated financial statements on page F-12 of this report.

      On January 22, 2004, we announced a reorganization and partial store liquidation as described in Note 4 to the consolidated financial statements on page F-14 of this report.

Cash Flow Analysis

      The following table summarizes our cash flow activity for fiscal 2003, 2002 and 2001:

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands)
Net cash provided by (used in) operating activities of continuing operations	$29,850	$(37,330)	$21,635
Net cash provided by (used in) investing activities of continuing operations	(7,289)	3,713	(33,015)
Net cash provided by financing activities of continuing operations	510	11,249	45,797
Net cash provided by (used in) discontinued operations	(11,110)	13,857	(48,406)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$11,961	$(8,511)	$(13,989)

      Operating Activities. Operating activities of continuing operations for 2003 resulted in cash provided of $29.9 million compared to cash used of $37.3 million and cash provided of $21.6 million in 2002 and 2001, respectively.

      The $29.9 million of cash provided by operating activities in 2003 was comprised of: (1) a $29.4 million decrease in inventories due to a strategic operating decision to keep inventory levels more tightly managed than in previous years, (2) $23.2 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, (3) a $12.8 million increase in deferred taxes, (4) a $6.7 million increase in taxes payable/receivable and other liabilities primarily due to net operating losses, and (5) a $0.1 million decrease in prepaid assets.

      These sources of cash were primarily offset by: (1) a net loss from continuing operations of $33.6 million, (2) a $1.0 million increase in accounts receivable due to a higher mix of credit card sales at January 31, 2004, due to the 111 store liquidation sale that began in late January 2004 that only accepts cash and credit cards, and (3) a $7.8 million decrease in accounts payable and accrued expenses from a reduction in the volume of merchandise purchased and the lower level of general non-merchandise vendor purchases in 2003 compared to 2002.

      The $37.3 million of cash used by operating activities in 2002 was comprised of cash used for: (1) the net loss from continuing operations of $14.3 million, (2) a $25.8 million increase in inventories due to lower sales volumes than anticipated, (3) a $12.0 million decrease in taxes payable/receivable and other liabilities primarily due to net operating losses, (4) a $10.8 million increase in deferred taxes, and (5) $0.9 million in cash used by various other operating activities.

      These operating uses were partially offset with cash provided by: (1) $19.4 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, (2) a $3.7 million decrease in accounts receivable due to fewer tenant allowances resulting from a reduction in capital expenditures from 2001, and (3) a $3.4 million increase in accounts payable and accrued expenses primarily as a result of longer aging of payables.

      The $21.6 million in cash provided by operating activities in 2001 was comprised of: (1) $7.8 million provided by net income from continuing operations, (2) $19.6 million in non-cash adjustments for depreciation and amortization and property and equipment impairment, (3) a $13.2 million decrease in inventories, (4) a $5.6 million decrease in prepaid expenses due to the timing of February 2002 rent payments, (5) a $1.9 million decrease in accounts receivable, (6) a $1.6 million increase in deferred taxes, and (7) $0.2 million in cash provided by various other operating activities.

      These operating uses were partially offset by (1) a $7.0 million decrease in accounts payable and (2) a $21.3 million decrease in income taxes payable and other liabilities due to reduced income.

      Investing Activities. Investing activities of continuing operations for 2003 were comprised of $7.8 million in capital expenditures primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $0.5 million from proceeds on the sale of property and equipment. For 2004, capital expenditures are capped at $6.0 million.

      Investing activities of continuing operations for 2002 were comprised of $8.8 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $12.5 million in net proceeds from the sale/leaseback of our headquarters facility in Brooklyn Park, Minnesota.

      Investing activities for 2001 were primarily comprised of $33.0 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores.

      Financing Activities. Cash provided by financing activities of continuing operations in 2003 was $0.5 million, as a result of: (1) $1.1 million provided by the issuance of common stock from the exercise of stock options, (2) $0.5 million provided by the issuance of notes payable to finance an information services maintenance agreement. These amounts were offset by (1) $1.0 million used for debt acquisition costs for the refinancing of the senior credit facility in April 2003 and (2) $0.1 million used for the repayment of a note payable.

      Cash provided by financing activities of continuing operations in 2002 was $11.2 million, which consisted of $13.2 million provided by the issuance of common stock from two private placement transactions and the exercise of stock options, offset by $2.0 million used for debt acquisition costs.

      Cash provided by financing activities in 2001 was $45.8 million, primarily due to $23.4 million from the issuance of debt net of repayments and debt acquisition costs and $22.4 million from the issuance of common stock and exercise of stock options.

      Contractual Obligations and Commercial Commitments. We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables noted below present a summary of these obligations and commitments:

Contractual Obligations

Payments Due by Period (in thousands)

	Total	Less Than	One to Three	Four to Five	After Five
	Obligations	One Year	Years	Years	Years

Operating leases(1)	$274,352	$45,161	$112,960	$81,824	$34,407
Debt obligations	56,189	31,125	25,064	—	—

Total contractual cash obligations	$330,541	$76,286	$138,024	$81,824	$34,407

(1)	Includes store and distribution center operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments

Amount of Commitment Per Period (in thousands)

	Total
	Amounts	Less Than	One to Three	Four to Five	After Five
	Committed	One Year	Years	Years	Years

Documentary letters of credit	$955	$955	$—	$—	$—
Standby letters of credit	5,786	5,786	—	—	—

Total commercial commitments	$6,741	$6,741	$—	$—	$—

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

Discontinued Operations

      In October 2000, we acquired El Portal, a 38 store chain of premium travel products and accessories located in Las Vegas, Nevada. In April 2001, we acquired Bentley’s, a 106 store chain of specialty luggage products based in Miami, Florida. During 2001 and 2002, we worked to integrate the operations of both companies by consolidating the two corporate operations in Las Vegas, Nevada and moving all back-office processing to our headquarters in Brooklyn Park and Maple Grove, Minnesota. Due to substantial losses experienced by the Travel Subsidiaries during 2001 and 2002, on November 19, 2002, we announced the liquidation of all 135 stores operated by the Travel Subsidiaries. The Travel Subsidiaries and certain of their affiliates entered into an agreement with a joint venture comprised of Hilco Real Estate, LLC and Hilco Merchant Resources, LLC (“Hilco”) to liquidate the remaining inventory of the Travel Subsidiaries and exit the store leases. As a result of this decision, the Travel Subsidiaries have been presented as discontinued operations effective November 19, 2002, and the consolidated financial statements were reclassified to separate the net investment in, and the liabilities and operating results of, the Travel Subsidiaries.

      During 2002, we received net proceeds totaling $13.9 million as a result of discontinued operations. We also recorded a $27.2 million charge, net of tax, related to the exit of the Travel Subsidiaries. This charge primarily included severance costs, inventory markdowns, a write-off of store fixed assets, and lease termination fees. For 2002, we recorded a loss on discontinued operations of $42.0 million (net of tax), including the $27.2 million charge for the closure of the Travel Subsidiaries and the $14.8 million net operating loss in the Travel Subsidiaries during 2002. See “Consolidated Financial Statements of the Company, Note 3. Discontinued Operations” beginning on page F-12 of this report for more detail.

      As of February 1, 2003, all of the Travel Subsidiaries’ stores had closed and substantially all of the lease terminations had been executed. At January 31, 2004, we had net obligations related to discontinued

operations of approximately $0.4 million, primarily for remaining lease termination costs for a distribution center and vendor chargeback liabilities. We believe that we have adequately reserved for the future obligations of the Travel Subsidiaries.

Reorganization and Partial Store Liquidation

      On January 22, 2004, we announced that we would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions. We entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/ Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/ Gordon Brothers Joint Venture will pay us a guaranteed amount of 84% of the cost value of the inventory, subject to certain adjustments. The Hilco/ Gordon Brothers Joint Venture is responsible for all expenses related to the sale. In addition, we announced that we would eliminate approximately 70 positions at our corporate headquarters in Brooklyn Park, Minnesota and distribution centers located in Minnesota and Nevada, as well as the closure of our distribution center in Las Vegas, Nevada, to better align our financial structure with current business conditions.

      For these actions, we will take a total charge of approximately $34.0 million to $36.0 million, primarily during the first half of 2004. We will not book a tax benefit related to these charges, as we are in a net operating loss carryforward position. Approximately $18.0 to $20.0 million of the charges will be non-cash. Anticipated proceeds of the liquidation inventory will range from $14.0 to $16.0 million. The total cash outlay is anticipated to be at or near zero.

      We recorded expense related to the charge for these actions of $8.6 million in January 2004. This consisted primarily of: (1) a $3.0 million writedown of inventory transferred to the Hilco/ Gordon Brothers Joint Venture, (2) a $3.9 million loss on disposal of fixed assets and accelerated depreciation related to the liquidation stores and closed distribution centers, (3) $0.7 million for severance and other employee termination benefits, and (4) $1.0 million in various additional costs primarily related to revised store asset lives.

      The remaining estimated $25.0 million to $27.0 million in costs to be incurred in the first half of 2004 related to the liquidation, workforce reduction, and facilities closures actions will be primarily for lease termination costs, fixed asset accelerated depreciation for store closures, and various additional costs incurred to liquidate the inventories of the liquidation stores.

Subsequent Event

      On April 25, 2004, we entered into a common stock and warrant purchase agreement pursuant to which we agreed to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share. As additional consideration for the investors’ commitment, we have issued two million warrants exercisable for five years to the investors, and at closing, will issue an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. The closing of the transaction is subject to a number of closing conditions, the principal condition being shareholder approval.

      We intend to use the proceeds from the Equity Financing to repay our 11 1/4% Senior Notes, and for general working capital purposes. However, there can be no assurance that all conditions to the closing will be met. If we are unable to close the Equity Financing for any reason, we will need to find an alternative source of permitted financing for the repayment of the 11 1/4% Senior Notes before we can borrow under the revolving portion of our senior credit facility. There can be no assurances that we will be able to obtain such financing, on acceptable terms or at all, before we need to access the revolving portion of our senior credit facility or before the 11 1/4% Senior Notes become due. We anticipate that we will need to access the revolving portion of our senior credit facility by the middle of July 2004, and if we do not obtain the necessary funding from some source other than operations before such time, we could eventually deplete our cash reserves and become insolvent or have to consider other alternatives, including filing for bankruptcy.

Quarterly Results

      The following table sets forth certain unaudited consolidated financial information from our historical consolidated statements of operations for each fiscal quarter of 2003 and 2002. This quarterly information has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited consolidated financial statements and notes thereto. All prior periods have been reclassified to reflect discontinued operations of the Travel Subsidiaries.

	Quarter ended(1)

	Fiscal 2003				Fiscal 2002

	Jan. 31,	Nov. 1,	Aug. 2,	May 3,	Feb. 1,	Nov. 2,	Aug. 3,	May 4,
	2004	2003	2003	2003	2003	2002	2002	2002

Net sales	$268,094	$97,880	$59,750	$95,301	$303,108	$110,187	$63,195	$95,057
Gross margin	100,024	22,877	2,975	18,089	115,204	26,339	3,753	21,947
Operating income (loss)	43,040	(16,473)	(33,527)	(18,960)	52,632	(18,104)	(32,426)	(15,705)
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	12,372	(11,618)	(21,600)	(12,737)	29,800	(12,799)	(20,870)	(10,444)
Loss from discontinued operations	—	—	—	—	(27,402)	(4,212)	(6,168)	(4,232)
Cumulative effect of a change in accounting principle(2)	—	—	—	—	—	—	—	(24,567)
Net income (loss)	$12,372	$(11,618)	$(21,600)	$(12,737)	$2,398	$(17,011)	$(27,038)	$(39,243)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.60	$(0.57)	$(1.05)	$(0.62)	$1.46	$(0.63)	$(1.03)	$(0.54)

Loss from discontinued operations	—	—	—	—	(1.34)	(0.21)	(0.30)	(0.22)

Cumulative effect of a change in accounting principle(2)	—	—	—	—	—	—	—	(1.28)

Net income (loss)	$0.60	$(0.57)	$(1.05)	$(0.62)	$0.12	$(0.84)	$(1.33)	$(2.04)

Diluted earnings per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.60	$(0.57)	$(1.05)	$(0.62)	$1.46	$(0.63)	$(1.03)	$(0.54)

Loss from discontinued operations	—	—	—	—	(1.34)	(0.21)	(0.30)	(0.22)

Cumulative effect of a change in accounting principle(2)	—	—	—	—	—	—	—	(1.28)

Net income (loss)	$0.60	$(0.57)	$(1.05)	$(0.62)	$0.12	$(0.84)	$(1.33)	$(2.04)

(1)	The sum of the per share amounts for the quarters does not equal the totals for the year due to the application of the treasury stock method.

(2)	Relates to implementation of SFAS 142, “Goodwill and Other Intangible Assets.”

Recently Issued Accounting Pronouncements

      See Note 2 of the consolidated financial statements beginning on page F-7 of this report for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      At January 31, 2004, we had cash and cash equivalents totaling $42.4 million. The effect of a 100 basis point change in interest rates would have an estimated $0.4 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

      Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the facility, interest expense would increase or decrease accordingly. As of January 31, 2004, there were no outstanding borrowings under the senior credit facility (other than the Term B promissory note) and $6.7 million in outstanding letters of credit.

      We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At January 31, 2004, we had fixed rate debt of $30.6 million maturing in August 2004.

Item 8.	Consolidated Financial Statements

      Consolidated financial statements required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, we are not required to provide supplementary data.

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

      In connection with Arthur Andersen’s audits for our fiscal years ended February 2, 2002, and February 3, 2001, and through May 9, 2002, there were no disagreements between Arthur Andersen and us on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with its report on our consolidated financial statements for such years, and there were no reportable events as defined in Item 304(a)(i)(v) of Regulation S-K.

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

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure procedures only provide reasonable assurance that the controls will meet their objectives. There can be no assurance that the controls will be effective in all circumstances. There were no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2004, (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 31, 2004.

      Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant

      Incorporated by reference in this Form 10-K is the information appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement. For information concerning executive officers and family relationships between any director or executive officer, see “Item 4a. Executive Officers of the Registrant” in this Form 10-K.

      In March 2004, we adopted a Code of Business Ethics and Conduct applicable to all associates and directors of our company, including our chief executive officer, chief operating officer, chief financial officer, controller, treasurer and other employees performing similar functions. A copy of the Code of Business Ethics and Conduct is attached to this Form 10-K as Exhibit 14.1. We intend to file on a Form 8-K any amendments to, or waivers from, our Code of Business Ethics and Conduct within two days of any such amendment or waiver.

Item 11.	Executive Compensation

      Incorporated by reference in this Form 10-K is the information appearing under the headings “Election of Directors— Director Compensation” and “Executive Compensation— Summary Compensation Table,— Stock Options,— Option Grants in Last Fiscal Year,— Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values— Equity Compensation Plan Information and— Employment Contracts,” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference in this Form 10-K is the information appearing under the heading “Security Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information,” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference in this Form 10-K is the information appearing under the heading “Certain Relationships and Related Transactions,” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      Incorporated into this item by reference is the information under the headings “Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees” and “Pre-Approval of Services,” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K

      (a)     Documents filed as part of this report:

1.	Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule

(b)	Reports on Form 8-K:

On November 18, 2003, the Company announced its third quarter earnings for the period ended November 1, 2003.

On January 22, 2004, the Company announced the liquidation of over 100 stores (subsequently changed to 111) through a third-party liquidator. The report on Form 8-K regarding the liquidation was filed on February 6, 2004.

(c)	Exhibits:

                    The following exhibits are filed as part of this Form 10-K for the year ended January 31, 2004.

Exhibit
No.	Description	Method of Filing

2.1	Sale Agreement dated as of May 24, 1996 by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons Center Inc. and Wilsons The Leather Experts Inc. (1)	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002.(2)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004.	Electronic Transmission
4.1	Specimen of common stock certificate.(3)	Incorporated by Reference
4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11 1/4% Series A Senior Notes due 2004 and specimen Certificate of 11 1/4% Series B Senior Notes due 2004.(4)	Incorporated by Reference
4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(5)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(6)	Incorporated by Reference
4.5	Registration Rights Agreement dated as of January 10, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto.(7)	Incorporated by Reference
4.6	Letter Amendment to the Common Stock Purchase Agreement and the Registration Rights Agreement dated January 14, 2002, by and between Wilsons The Leather Experts Inc. and Bricoleur Capital Management LLC.(8)	Incorporated by Reference
4.7	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto.(9)	Incorporated by Reference
4.8	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the purchasers identified on the signatory pages thereto (the “Purchase Agreement”).(10)	Incorporated by Reference
4.9	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the investors identified therein.(11)	Incorporated by Reference
4.10	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004.(12)	Incorporated by Reference
10.1	Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation.(13)	Incorporated by Reference
*10.2	Wilsons The Leather Experts Inc. Amended Executive and Key Management Incentive Plan.(14)	Incorporated by Reference
*10.3	Wilsons The Leather Experts Inc. 401(k) Plan.(15)	Incorporated by Reference
*10.4	Employment Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and Joel Waller.(1)	Incorporated by Reference
*10.5	Employment Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and David Rogers.(1)	Incorporated by Reference
10.6	Fourth Amended and Restated Credit Agreement dated as of April 23, 2002, among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, GECC Capital Markets Corp., Inc. as Lead Arranger, the CIT Group/ Business Credit, Inc., as Lender and Documentation Agent and Wells Fargo Retail Finance LLC, as Lender and Syndication Agent.(16)	Incorporated by Reference
10.7	Store Guarantors’ Guaranty dated as of May 25, 1996, by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation.(17)	Incorporated by Reference
*10.8	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan.(3)	Incorporated by Reference
10.9	Joinder Agreement dated as of May 24, 1999, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(18)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.10	Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(19)	Incorporated by Reference
10.11	Pledge Agreement dated as of May 24, 1999, between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(20)	Incorporated by Reference
10.12	Pledge Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(21)	Incorporated by Reference
10.13	Pledge Agreement dated as of May 25, 1996, between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(22)	Incorporated by Reference
10.14	Pledge Agreement dated as of May 25, 1996, between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(23)	Incorporated by Reference
10.15	Pledge Agreement dated as of May 25, 1996, between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(24)	Incorporated by Reference
10.16	Reaffirmation of Guaranty dated as of May 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(25)	Incorporated by Reference
10.17	Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation.(26)	Incorporated by Reference
10.18	Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation.(27)	Incorporated by Reference
10.19	Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(28)	Incorporated by Reference
10.20	Wilsons The Leather Experts Inc. 1998 Stock Option Plan. (29)	Incorporated by Reference
10.21	Reaffirmation of Guaranty dated September 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc.(30)	Incorporated by Reference
*10.22	First Amendment to Employment Agreement dated as of April 3, 2000, between Wilsons The Leather Experts Inc. and Joel N. Waller.(31)	Incorporated by Reference
*10.23	First Amendment to Employment Agreement as of March 23, 2000, between Wilsons The Leather Experts Inc. and David L. Rogers.(32)	Incorporated by Reference
10.24	Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders.(33)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.25	Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(34)	Incorporated by Reference
10.26	Pledge Amendment dated as of October 31, 2000, by River Hills Wilsons, Inc.(35)	Incorporated by Reference
10.27	Pledge Agreement dated as of October 31, 2000, by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(36)	Incorporated by Reference
10.28	Reaffirmation of Guaranty dated as of October 31, 2000, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(37)	Incorporated by Reference
10.29	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000, March 21, 2002, June 11, 2003 and September 18, 2003.(38)	Incorporated by Reference
10.30	Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation.(39)	Incorporated by Reference
10.31	Pledge Amendment, dated as of April 13, 2001, by WWT, Inc. (40)	Incorporated by Reference
10.32	Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(41)	Incorporated by Reference
10.33	Reaffirmation Of Guaranty dated as of April 13, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(42)	Incorporated by Reference
10.34	Reaffirmation Of Guaranty dated as of June 19, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(43)	Incorporated by Reference
10.35	Reaffirmation of Guaranty dated as of April 23, 2002, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(44)	Incorporated by Reference
10.36	Agreement to Purchase Office/ Warehouse Building by and between Bermans The Leather Experts, Inc., a Delaware Corporation, as Seller and IRET Properties, a North Dakota limited partnership, as Purchaser, Dated as of June 19, 2002.(45)	Incorporated by Reference
10.37	Lease, IRET Properties Landlord to Bermans The Leather Experts, Inc. Tenant, dated June 21, 2002.(46)	Incorporated by Reference
10.38	First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 1, 2002, by and among Wilsons Leather Holdings Inc., General Electric Capital Corporation, the credit parties signatory thereto and the lenders signatory thereto.(47)	Incorporated by Reference
*10.39	Unqualified Release Agreement dated August 22, 2002, by and between John A. Fowler and Wilsons Leather Holdings Inc. (48)	Incorporated by Reference
*10.40	Consulting Agreement dated August 11, 2002, by and between John A. Fowler and Wilsons Leather Holdings Inc.(49)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.41	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement dated as of January 21, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(50)	Incorporated by Reference
*10.42	Unqualified Release Agreement dated December 9, 2002, by and between John Serino and River Hills Wilsons, Inc.(51)	Incorporated by Reference
10.43	Limited Waiver and Third Amendment to Fourth Amended and Restated Credit Agreement dated as of April 11, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(52)	Incorporated by Reference
10.44	Reaffirmation of Guaranty dated as of April 11, 2003, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(53)	Incorporated by Reference
*10.45	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan, as amended.(54)	Incorporated by Reference
10.46	Fourth Amendment to Fourth Amended and Restated Credit Agreement dated as of January 21, 2004, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.	Electronic Transmission
10.47	Reaffirmation of Guaranty dated as of January 21, 2004, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.	Electronic Transmission
10.48	Limited Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 15, 2004 among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto	Electronic Transmission
10.49	Reaffirmation of Guaranty dated as of April 15, 2004 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders	Electronic Transmission
10.50	Reaffirmation of Guaranty dated as of November 1, 2002 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders	Electronic Transmission
10.51	Joinder Agreement dated as of October 10, 2000, by and between Wilsons Leather Direct Inc. and General Electric Capital Corporation(55)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.52	Sixth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 27, 2004 among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto	Electronic Transmission
10.53	Reaffirmation of Guaranty dated as of April 27, 2004 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.	Electronic Transmission
14.1	Code of Business Ethics and Conduct.	Electronic Transmission
16.1	Letter Regarding Arthur Andersen LLP.(56)	Incorporated by Reference
21.1	Subsidiaries of Wilsons The Leather Experts Inc.	Electronic Transmission
23.1	Consent of KPMG LLP.	Electronic Transmission
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

*	Management contract, compensating plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(2)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 0-21543).

(3)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(5)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(6)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on January 23, 2002.

(9)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.

(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(11)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(12)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(13)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(15)	Incorporated by Reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Commission.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 filed, with the Commission.

(17)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(19)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(20)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(21)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(22)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(23)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(24)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(25)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(26)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(27)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(28)	Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(29)	Incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Commission.

(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended October 30, 1999, filed with the Commission.

(31)	Incorporated by reference to Exhibit 10.27 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(32)	Incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(34)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(35)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(36)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(37)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(38)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-109977) filed with the Commission on October 24, 2003.

(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(40)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(41)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(42)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(43)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(44)	Incorporated by reference to Exhibit 10.2 to the Company’s Report of Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(46)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(48)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(49)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(50)	Incorporated by reference to Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(51)	Incorporated by reference to Exhibit 10.42 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(52)	Incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(53)	Incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(54)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 3, 2003, filed with the Commission.

(55)	Incorporated by reference to Exhibit 10.33 to the Company’s Report on Form 10-K for the year ended February 3, 2001, filed with the Commission.

(56)	Incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed on May 15, 2002, with the Commission.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders,

Wilsons The Leather Experts Inc.:

      We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of January 31, 2004, and February 1, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and subsidiaries as of January 31, 2004, and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Minneapolis, Minnesota

March 9, 2004, except as to
Note 18, which is as of
April 27, 2004

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 31,	February 1,
	2004	2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,403	$30,442
Accounts receivable, net of allowance of $88 and $145 in 2003 and 2002, respectively	6,122	5,162
Inventories	89,298	118,701
Prepaid expenses	3,719	3,812
Assets of discontinued operations	—	3,379
Deferred income taxes	—	3,777
Refundable income taxes	—	3,064

TOTAL CURRENT ASSETS	141,542	168,337
Property and equipment, net	60,047	73,974
Goodwill and other assets, net of accumulated amortization of $4,721 and $2,979 in 2003 and 2002, respectively	2,538	3,315
Deferred income taxes	—	865

TOTAL ASSETS	$204,127	$246,491

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,198	$19,447
Notes payable	490	—
Current portion of long-term debt	30,635	45
Accrued expenses	26,670	25,219
Liabilities of discontinued operations	406	15,075
Income taxes payable	3,214	—
Deferred income taxes	6,477	—

TOTAL CURRENT LIABILITIES	78,090	59,786
Long-term debt	25,064	55,695
Other long-term liabilities	13,893	13,782
Deferred income taxes	1,726	—

TOTAL LIABILITIES	118,773	129,263

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 20,807,706 and 20,473,033 shares issued and outstanding on January 31, 2004 and February 1, 2003, respectively	208	205
Additional paid-in capital	100,633	99,010
Retained earnings (accumulated deficit)	(14,788)	18,707
Unearned compensation	(701)	(691)
Accumulated other comprehensive income (loss)	2	(3)

TOTAL SHAREHOLDERS’ EQUITY	85,354	117,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$204,127	$246,491

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

NET SALES	$521,025	$571,547	$598,299
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	377,060	404,304	403,335

Gross margin	143,965	167,243	194,964
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	150,678	164,513	158,511
DEPRECIATION AND AMORTIZATION	19,207	16,333	13,942

Operating income (loss)	(25,920)	(13,603)	22,511
INTEREST EXPENSE, net	10,868	10,253	9,584

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(36,788)	(23,856)	12,927
INCOME TAX PROVISION (BENEFIT)	(3,205)	(9,543)	5,171

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(33,583)	(14,313)	7,756
LOSS FROM DISCONTINUED OPERATIONS, net of tax (including loss on disposal of $0, $27,247 and $0 in 2003, 2002 and 2001, respectively)	—	(42,014)	(22,093)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax of $1,727 in 2002	—	(24,567)	—

Net loss	$(33,583)	$(80,894)	$(14,337)

BASIC AND DILUTED LOSS PER SHARE:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(1.64)	$(0.71)	$0.45
Loss from discontinued operations	—	(2.10)	(1.28)
Cumulative effect of a change in accounting principle	—	(1.22)	—

Basic and diluted loss per share	$(1.64)	$(4.03)	$(0.83)

Weighted average shares outstanding—basic and diluted	20,528	20,053	17,172

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Retained	Accumulated
	Common stock		Additional		earnings/	other	Total
			paid-in	Deferred	(accumulated	comprehensive	shareholders’
	Shares	Amount	capital	compensation	deficit)	income (loss)	equity

BALANCE, February 3, 2001	16,885,750	$169	$60,495	$—	$114,017	$29	$174,710
Net loss	—	—	—	—	(14,337)	—	(14,337)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	(59)	(59)

Comprehensive loss	—	—	—	—	—	—	(14,396)

Stock options exercised	281,921	2	1,874	—	—	—	1,876
Tax benefit on employee stock options	—	—	1,412	—	—	—	1,412
Shares issued under the Company’s employee stock purchase plan	54,374	1	526	—	—	—	527
Restricted stock issued to employees	82,500	1	1,569	(1,570)	—	—	—
Compensation expense for restricted stock issued to employees	—	—	—	327	—	—	327
Private placement of common stock, net of issuance costs	1,900,000	19	20,020	—	—	—	20,039

BALANCE, February 2, 2002	19,204,545	192	85,896	(1,243)	99,680	(30)	184,495
Net loss	—	—	—	—	(80,894)	—	(80,894)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	27	27

Comprehensive loss	—	—	—	—	—	—	(80,867)

Stock options exercised	108,664	1	720	—	—	—	721
Tax benefit on employee stock options	—	—	168	—	—	—	168
Shares issued under the Company’s employee stock purchase plan	71,449	1	498	—	—	—	499
Restricted stock cancellation	(11,625)	—	(221)	221	—	—	—
Compensation expense for restricted stock issued to employees	—	—	—	331	—	—	331
Private placement of common stock, net of issuance costs	1,100,000	11	11,949	—	—	—	11,960
Joint venture distribution	—	—	—	—	(79)	—	(79)

BALANCE, February 1, 2003	20,473,033	205	99,010	(691)	18,707	(3)	117,228
Net loss	—	—	—	—	(33,583)	—	(33,583)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	5	5

Comprehensive loss	—	—	—	—	—	—	(33,578)

Stock options exercised	144,648	1	794	—	—	—	795
Tax benefit on employee stock options	—	—	185	—	—	—	185
Shares issued under the Company’s employee stock purchase plan	76,742	1	288	—	—	—	289
Net restricted stock issued to employees	113,283	1	356	(360)	—	—	(3)
Compensation expense for restricted stock issued to employees	—	—	—	350	—	—	350
Joint venture contribution	—	—	—	—	88	—	88

BALANCE, January 31, 2004	20,807,706	$208	$100,633	$(701)	$(14,788)	$2	$85,354

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

OPERATING ACTIVITIES:
Net loss	$(33,583)	$(80,894)	$(14,337)
Loss from discontinued operations, net of tax	—	42,014	22,093
Cumulative effect of a change in accounting principle, net of tax	—	24,567	—

Income (loss) from continuing operations	(33,583)	(14,313)	7,756
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	19,134	16,291	13,878
Amortization	73	42	64
Amortization of deferred financing costs	1,728	1,104	728
Loss on disposal of assets	1,903	1,586	4,924
Restricted stock compensation expense	350	331	327
Deferred income taxes	12,845	(10,790)	1,600
Changes in operating assets and liabilities:
Accounts receivable, net	(960)	3,715	1,866
Inventories	29,403	(25,761)	13,224
Prepaid expenses	93	(874)	5,619
Refundable income taxes	3,064	(3,064)	—
Accounts payable and accrued expenses	(7,798)	3,365	(7,025)
Income taxes payable and other liabilities	3,598	(8,962)	(21,326)

Net cash provided by (used in) operating activities of continuing operations	29,850	(37,330)	21,635

INVESTING ACTIVITIES:
Additions to property, equipment and other assets	(7,788)	(8,754)	(32,990)
Proceeds from sale of property and equipment	499	—	—
Net proceeds from sale leaseback	—	12,546	—
Changes in other assets	—	(79)	(25)

Net cash provided by (used in) investing activities of continuing operations	(7,289)	3,713	(33,015)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,081	13,180	22,442
Proceeds from issuance of notes payable	490	—	—
Debt acquisition costs	(1,025)	(2,108)	(1,586)
Proceeds from issuance of long-term debt	—	4,950	25,000
Repayments of long-term debt	(41)	(4,800)	—
Other	5	27	(59)

Net cash provided by financing activities of continuing operations	510	11,249	45,797

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(11,110)	13,857	(48,406)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,961	(8,511)	(13,989)
CASH AND CASH EQUIVALENTS, beginning of period	30,442	38,953	52,942

CASH AND CASH EQUIVALENTS, end of period	$42,403	$30,442	$38,953

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for—
Interest	$9,265	$9,199	$8,478

Income taxes	$898	$1,651	$14,699

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004, and February 1, 2003

1	Nature of organization

      Wilsons The Leather Experts Inc. (“Wilsons Leather” or “the Company”) is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At January 31, 2004, Wilsons Leather operated 460 stores (excluding 111 underperforming mall and outlet stores the Company is in the process of liquidating, as discussed in Note 4) located in 45 states and the District of Columbia, including 334 Wilsons Leather mall stores, 107 Wilsons Leather outlet stores and 19 airport locations. The Company supplemented its permanent stores with 229, 284, and 281 seasonal stores during its peak selling season from October through January during fiscal years 2003, 2002 and 2001, respectively.

2	Summary of significant accounting policies

Basis of presentation

      The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At January 31, 2004, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

      As more fully described in Note 3, El Portal Group, Inc., Bentley’s Luggage Corp. and Florida Luggage Corp. (the “Travel Subsidiaries”) were liquidated during 2002 and are being presented as discontinued operations effective November 19, 2002, and the consolidated financial statements have been reclassified to segregate the net investment in, and the liabilities and operating results of, the Travel Subsidiaries for all prior periods presented. Prior to the liquidation, the Travel Subsidiaries were reported as a separate operating segment.

      As more fully described in Note 4, on January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions. In addition, the Company recorded certain reorganization costs related to asset write-offs and severance and outplacement costs for approximately 70 positions at its headquarters location and distribution centers.

Fiscal year

      The Company’s fiscal year ends on the Saturday closest to January 31. The periods ended January 31, 2004, February 1, 2003, and February 2, 2002, are referred to herein as fiscal years 2003, 2002 and 2001, respectively. The results of operations for fiscal years 2003, 2002 and 2001 consisted of 52 weeks.

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

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

      Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the fiscal 2003 financial statement presentation. Reclassification of these amounts had no effect on previously reported shareholders’ equity or net income (loss).

Fair values of financial instruments

      The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of the Company’s 11 1/4% Senior Notes due August 15, 2004, (the “11 1/4% Senior Notes”) issued in August 1997 approximated fair value as of January 31, 2004 and February 1, 2003.

Cash and cash equivalents

      Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist primarily of commercial paper and money market funds. Interest income of $0.1 million, $0.2 million and $0.8 million in fiscal years 2003, 2002 and 2001, respectively, is included in interest expense, net in the accompanying statements of operations.

Inventories

      The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of January 31, 2004, and February 1, 2003, the LIFO cost of inventories approximated the first-in, first-out (“FIFO”) cost of inventories. The inventory cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

      Inventories consisted of the following (in thousands):

	January 31,	February 1,
	2004	2003

Raw materials	$3,189	$2,872
Finished goods	86,109	115,829

	$89,298	$118,701

Property and equipment

      The Company’s property and equipment consists principally of store leasehold improvements and are included in the “Property and equipment” line item in its consolidated balance sheets included in this report. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for the Company’s stores is ten years and the estimated useful lives of the assets range from five to ten years. Lease extensions subsequent to initial lease term requiring capital additions are depreciated over the term of the lease extension. Property and equipment retired or disposed of are removed from cost and related

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.

Store closing and impairment of long-lived assets

      The Company continually reviews its stores’ operating performance and assesses plans for store closures. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset down to its estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. These impairment charges are recorded as a component of selling, general and administrative expenses and are disclosed in Note 7.

      When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At January 31, 2004, and February 1, 2003, the Company had $0.5 million and $0.4 million, respectively, accrued for store lease terminations.

Goodwill

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) as of February 3, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

      Under the transitional provisions of SFAS No. 142, the Company’s goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002, measurement date. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below, an operating segment. For the purposes of the Company, reporting units were defined as Wilsons and Travel at the measurement date. Fair value was determined based on a valuation study performed by an independent third-party that primarily considered the discounted cash flow method, “guideline company” (comparable companies) and similar transaction methods. As a result of the Company’s impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel Subsidiaries by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the cumulative effect of this accounting change was reported in the Company’s statement of operations net of a $1.7 million tax benefit.

Debt issuance costs

      Debt issuance costs are amortized over the life of the related debt. Accumulated amortization amounted to approximately $4.6 million and $2.9 million at January 31, 2004, and February 1, 2003, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Store opening costs

      Non-capital expenditures, such as advertising and payroll costs related to new store openings, are charged to expense as incurred.

Advertising costs

      Advertising costs included in selling, general and administrative expenses, are expensed when incurred. Advertising costs amounted to $12.8 million, $12.6 million and $13.3 million in 2003, 2002 and 2001, respectively.

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

Foreign currency translation

      The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity as other comprehensive loss. Transaction gains and losses are reflected in income. The Company did not enter into any hedging transactions during 2003.

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

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(calculated using the treasury stock method). The following table reconciles the number of shares utilized in the loss per share calculations (in thousands):

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Weighted average common shares outstanding—basic	20,528	20,053	17,172
Effect of dilutive securities: stock options	—	—	—

Weighted average common shares outstanding—diluted	20,528	20,053	17,172

Stock-based compensation

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation,(“SFAS No. 123”) the Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) under which no compensation cost has been recognized. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Net loss:
As reported	$(33,583)	$(80,894)	$(14,337)
Stock option and purchase plans	(1,519)	(1,700)	(1,412)

Pro forma loss	$(35,102)	$(82,594)	$(15,749)

Basic and diluted loss per share:
As reported	$(1.64)	$(4.03)	$(0.83)
Stock option and purchase plans	(0.07)	(0.09)	(0.09)

Pro forma loss	$(1.71)	$(4.12)	$(0.92)

Weighted average fair value of options granted	$2.04	$6.60	$7.22

      The pro forma amounts shown above may not be indicative of the effects on reported net loss. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001:

	Weighted Average	Dividend	Expected	Expected
	Risk Free Rate	Yield	Lives	Volatility

2003	3.0%	0.0%	5.0	55.3%
2002	2.0%	0.0%	6.5	52.6%
2001	3.5%	0.0%	6.9	46.3%

New accounting pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIEs initially would be measured at their carrying amounts, with any differences between the net amounts added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIEs. FIN 46R did not have an impact on the Company’s consolidated financial statements.

      FASB Statement No. 150 (the “Statement”) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. As of January 31, 2004, the Company does not have any financial instruments that are within the scope of the Statement. The provisions of the Statement will be applied to future financial instruments that are entered into or modified subsequent to January 31, 2004.

      In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue generating activities. In some arrangements, the different revenue generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses the circumstances under which an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 were effective beginning in the third quarter of 2003. The adoption of EITF 00-21 did not have an impact on the Company’s revenue recognition.

3	Discontinued operations

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

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      A summary of the components of the Travel Subsidiaries discontinued operations charges is as follows (in millions):

Charges for the
Year Ended
February 1, 2003

Inventory Markdowns	$5.9
Fixed asset write-downs	18.2
Other selling and administrative expenses	4.6
Lease terminations and store closing costs	10.7

$39.4

Loss on disposition, net of tax	$27.2

      The charges referred to above represent expenditures for the following major liquidation activities:

•	markdowns on inventories;
•	write-off of substantially all store fixed assets for the 135 store chain;
•	miscellaneous employee related termination costs and other administrative costs related to the liquidation; and
•	lease termination fees to exit all store leases.

      The following represents the summary operating results of the Travel Subsidiaries presented as discontinued operations (in thousands):

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Net sales	$—	$77,570	$121,783

Loss before income taxes	$—	$(24,613)	$(32,080)

Net loss, net of income tax	$—	$(14,767)	$(22,093)
Loss on disposition, net of income tax	—	(27,247)	—

Loss from discontinued operations	$—	$(42,014)	$(22,093)

Loss before income taxes, per share	$—	$(1.23)	$(1.87)

Net loss per share, net of income tax	$—	$(0.74)	$(1.28)
Loss on disposition, per share	—	(1.36)	—

Loss from discontinued operations, per share	$—	$(2.10)	$(1.28)

      In 2002, the Travel Subsidiaries also recorded an after-tax loss of $24.6 million for the cumulative effect of a change in accounting principle due to goodwill impairment. The charge was effective as of the beginning of 2002 under SFAS No. 142.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The current and noncurrent assets and liabilities of the Travel Subsidiaries as of January 31, 2004, and February 1, 2003, were as follows (in thousands):

	January 31,	February 1,
	2004	2003

Cash and cash equivalents	$—	$882
Accounts receivable, net	—	104
Other current assets	—	2,393

Current assets of discontinued operations	—	3,379

Total assets of discontinued operations	$—	$3,379

Accounts payable	$—	$590
Other current liabilities	406	14,485

Current liabilities of discontinued operations	406	15,075

Total liabilities of discontinued operations	406	15,075

Net liabilities of discontinued operations	$(406)	$(11,696)

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

      The following summarizes the Travel Subsidiaries’ disposal reserve activity during the year ended January 31, 2004 (in thousands):

	February 1,			January 31,
	2003	Usage	Transfers	2004

Store closing(1)	$12,653	$(12,608)	$343	$388
Taxes	720	(645)	(57)	18
Severance	600	(590)	(10)	—
Miscellaneous	512	(374)	(138)	—
Accounts payable	590	(452)	(138)	—

Total liabilities of discontinued operations	$15,075	$(14,669)	$—	$406

(1)	Primarily includes lease termination costs and vendor chargebacks associated with the liquidation of the Travel Subsidiaries.

4	Reorganization and partial store liquidation

      On January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores — the “liquidation stores”) and eliminate approximately 950 store-related positions. The Company entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/ Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/ Gordon Brothers Joint Venture will pay the Company a guaranteed amount of 84% of the cost value of the inventory, subject to certain adjustments. The Hilco/ Gordon Brothers Joint

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Venture will be responsible for all expenses related to the sale. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location and financial conditions within the market. In addition, the Company announced that it would eliminate approximately 70 positions at its corporate headquarters in Brooklyn Park, Minnesota and its distribution center in Las Vegas, Nevada, close its distribution center in Las Vegas, Nevada, and write-off essentially all remaining assets located at its distribution centers in Maple Grove, Minnesota and Las Vegas, Nevada.

      The Company recorded expense for these actions of $8.6 million in January 2004. This consisted primarily of: (1) a $3.0 million writedown of inventory transferred to the Hilco/ Gordon Brothers Joint Venture, (2) a $3.9 million loss on disposal of fixed assets and accelerated depreciation related to the liquidation stores and closed distribution centers, (3) $0.7 million for severance and other employee termination benefits, and (4) $1.0 million in various additional costs primarily related to revised store asset lives.

      The remaining costs to be incurred in the first half of 2004 related to the liquidation, workforce reduction and facilities closures actions will be primarily for lease termination costs, fixed asset accelerated depreciation for store closures and various additional costs incurred to liquidate the inventories of the liquidation stores.

5	Goodwill and other assets

      Goodwill and other assets consisted of the following (in thousands):

	January 31,	February 1,
	2004	2003

Goodwill, net	$54	$54
Debt issuance costs, net	2,395	3,098
Other intangible assets, net	89	163

	$2,538	$3,315

      Other intangible assets include trademarks and organization costs, which are being amortized over periods of five to 15 years. Amortization expense related to other intangible assets for the year ended January 31, 2004, was $72,000.

      Estimated amortization expense for each of the five succeeding fiscal years, based on the other intangible assets as of January 31, 2004, is as follows (in thousands):

Estimated Expense

2004	$57
2005	$7
2006	$8
2007	$7
2008	$8

      The Company’s goodwill at January 31, 2004, and February 1, 2003, relates to remaining Wallet Works stores operated by the Company.

      The Company’s adoption of SFAS No. 142 eliminated the amortization of goodwill beginning in the first quarter of 2002. Due to the insignificant amount of goodwill amortization that was recorded in fiscal year 2001, the impact on the previously reported net loss and net loss per share was de minimis and, therefore, has not been separately disclosed.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6	Accounts receivable

      Accounts receivable consisted of the following (in thousands):

	January 31,	February 1,
	2004	2003

Trade receivables	$5,290	$3,851
Other receivables	964	1,524

Total	6,254	5,375
Less— Allowance for doubtful accounts	(88)	(145)
Less— Deferred sales(1)	(44)	(68)

Total	$6,122	$5,162

(1)	Deferred in-transit e-commerce sales

7	Property and equipment

      Property and equipment consisted of the following (in thousands):

	January 31,	February 1,
	2004	2003

Land	$—	$200
Equipment and furniture	91,555	90,111
Leasehold improvements	32,267	32,934

Total	123,822	123,245
Less— Accumulated depreciation and amortization	(63,775)	(49,271)

Net property and equipment	$60,047	$73,974

      In 2002, the Company adopted SFAS No. 144. In the fourth quarter of 2002, the Company determined, based on its most recent sales projections for certain markets in which Wilsons Leather has stores, that the current estimate of the future undiscounted cash flows in certain of these markets would not be sufficient to recover the carrying value of those stores’ fixed assets. Accordingly, the Company recorded an impairment loss of $1.0 million in the fourth quarter of 2002 related to those store assets. Such assets were written down to fair-value less the expected disposal value, if any, of such furniture, fixtures and equipment. During 2003, the Company’s impairment testing did not indicate any impairment. However, as discussed in Note 4, “Reorganization and partial store liquidation,” accelerated depreciation is being recorded for the liquidation stores throughout the term of the liquidation sale.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8	Accrued expenses

      Accrued expenses consisted of the following (in thousands):

	January 31,	February 1,
	2004	2003

Compensation and benefits	$7,761	$9,840
Taxes other than income taxes	4,761	2,918
Legal	2,741	1,102
Rent	2,357	2,474
Interest	1,946	1,988
Other	7,104	6,897

Total	$26,670	$25,219

9	Long-term debt

      Long-term debt at January 31, 2004, and February 1, 2003, consisted of the following (in thousands):

	January 31,	February 1,
	2004	2003

Senior notes	$30,590	$30,590
Term B promissory note	25,000	25,000
Note payable	490	—
Other loans	109	150

Total debt	$56,189	$55,740
Less: current portion	(31,125)	(45)

Total long-term debt	$25,064	$55,695

Senior notes

      On August 18, 1997, the Company issued $75.0 million of 11 1/4% Senior Notes. Interest on the 11 1/4% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased an aggregate of $44.4 million of the 11 1/4% Senior Notes in the years 1998, 1999 and 2000. As of January 31, 2004, and February 1, 2003, the outstanding balance on the 11 1/4% Senior Notes was $30.6 million. The 11 1/4% Senior Notes are due August 15, 2004 and were classified as current as of January 31, 2004.

      The 11 1/4% Senior Notes are general unsecured obligations that rank senior in right of payment to all existing and future subordinated indebtedness and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness. The indenture governing the 11 1/4% Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and that place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. At January 31, 2004, the Company was in compliance with or had received waivers for all covenants of the 11 1/4% Senior Notes.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term B promissory note and senior credit facility

      General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, and January 21, 2004, that provides for borrowings of up to $205 million in aggregate principal amount, including a $25 million Term B promissory note and a $75 million letter of credit subfacility.

      The Term B promissory note is collateralized by the Company’s inventory and is due in June 2005. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card receivables and expires in June 2005. Interest on cash borrowings under the senior credit facility is at LIBOR plus 2.75%, the commercial paper rate plus 2.75% or the prime rate plus 1.50%. With respect to the Term B promissory note, the interest rate is the prime rate plus 4%, plus an additional 5% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month.

      The senior credit facility contains a requirement that the Company amend, refund, renew, extend or refinance the outstanding 11 1/4% Senior Notes on or before April 15, 2004, so that no principal payment with respect to any such amended, refunded, renewed, extended or refinanced notes is due on or before September 1, 2005. See Note 18.

      The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11 1/4% senior notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. At January 31, 2004, the Company was in compliance with or had received waivers for all covenants related to the senior credit facility.

      At January 31, 2004, and February 1, 2003, there were no borrowings under the revolving portion of the senior credit facility, and there were $6.7 million and $15.2 million in letters of credit outstanding, respectively. The Term B promissory note had a balance of $25.0 million on January 31, 2004, and February 1, 2003.

      As of January 31, 2004, annual debt maturities were as follows (in thousands):

2004	$31,125
2005	25,045
2006	19
2007	—
Thereafter	—

$56,189

10	Income taxes

      The income tax provision (benefit) is comprised of the following (in thousands):

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Current
Federal	$(15,514)	$(6,322)	$3,210
State	(536)	874	361
Deferred	12,845	(4,095)	1,600

Total	$(3,205)	$(9,543)	$5,171

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Reconciliations between the provision for income taxes and the amount computed by applying the U.S. federal statutory income tax rate are as follows (in thousands):

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Statutory rate	$(12,876)	$(8,350)	$4,524
State income taxes	(1,830)	(943)	435
Change in valuation allowance	13,222	—	—
Decrease in required reserves	(1,671)	—	—
Other	(50)	(250)	212

	$(3,205)	$(9,543)	$5,171

      Reconciliations of the U.S. federal statutory income tax rate to the effective rate are as follows:

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
State income taxes	5.0%	4.0%	3.4%
Change in valuation allowance	(35.9)%	0.0%	0.0%
Decrease in required reserves	4.5%	0.0%	0.0%
Other	0.1%	1.0%	1.6%

	8.7%	40.0%	40.0%

      The decrease in required reserves is due to audit settlements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset and liability were as follows (in thousands):

	For the years ended

	January 31,	February 1,
	2004	2003

Net deferred tax asset (liability)—current
Accrued liabilities	$4,112	$5,154
State net operating loss carryforwards	—	494
Allowances	35	57
Inventories	(5,832)	(4,801)
Intangibles	61	(1,092)
Other	(196)	3,965
Less: valuation allowance	(4,657)	—

Total deferred tax asset (liability)—current	$(6,477)	$3,777

Net deferred tax asset (liability)—long-term
Accrued liabilities	$7,134	$5,299
State net operating loss carryforwards	4,085	3,044
Property and equipment	(5,113)	(7,478)
Other	734	—
Less: valuation allowance	(8,566)	—

Total deferred tax asset (liability)—long-term	$(1,726)	$865

Net deferred tax asset (liability)	$(8,203)	$4,642

      Included in the net deferred tax asset at January 31, 2004, and February 1, 2003, is $0.1 million and $6.7 million, respectively, relating to discontinued operations. This deferred tax asset relates primarily to accrued discontinued operations expenses including severance payable, store closing reserve, lease termination costs and state net operating loss carryforwards.

      The Company files federal and state income tax returns based on a 52/53 week year ending on the Saturday closest to July 31. As of the tax year ending August 2, 2003, the Company had federal net operating loss carryforwards of $27.9 million that expire in 2023 and federal capital loss carryforwards of $18.3 million that expire in 2008. The Company is gathering additional information to determine if the capital loss should be treated as an ordinary loss. In addition, as of August 2, 2003, the Company had state net operating loss carryforwards that expire at varying dates through 2024. The Company has not taken a tax benefit on any of the federal (ordinary or capital) or state tax loss carryforwards.

      The ability to utilize net operating loss carryforwards may be limited under various provisions of the Internal Revenue Code. At this time, no study has been performed to determine if such limitations are applicable.

      In evaluating the Company’s ability to recover deferred tax assets, consideration of all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income has been made. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that are being used to manage the underlying business.

      In light of cumulative losses over the past three fiscal years, the Company believes that it is more likely than not that its deferred tax assets will not be realized. Accordingly, a valuation allowance has been established against the net deferred tax assets exclusive of the LIFO reserve.

      As discussed in Note 3, the Company announced in November 2002, that it would exit the Travel Subsidiaries business by the end of the fourth quarter of 2002. The Company recorded a provision for exiting discontinued operations including operating losses during the phase-out period of $39.4 million. The provision includes accruals for severance payments, asset writedowns and estimated operating losses during the phase-out period. A summary of the discontinued operations and the related tax impacts is as follows (in thousands):

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Discontinued Operations:
Loss from discontinued operations	$—	$(24,613)	$(32,080)
Income tax benefit of loss from discontinued operations	—	9,846	9,987
Loss on disposition	—	(39,429)	—
Income tax benefit of loss on disposition	—	12,182	—

Net loss from discontinued operations, net of income tax	$—	$(42,014)	$(22,093)

11	Capital stock

Private placement offering

      In January 2002, the Company sold 1,900,000 shares of common stock in a private placement (the “Placement”) at $11.00 per share for total proceeds, net of offering costs, of approximately $20.0 million. On April 8, 2002, affiliates of the purchasers in the Placement exercised the option under the stock purchase agreement relating to the Placement, to purchase an additional 100,000 shares for an aggregate purchase price of $1.1 million, which sale was completed on April 12, 2002, for net proceeds of approximately $1.0 million.

      On April 30, 2002, the Company sold 900,000 shares of its common stock in a private placement at a purchase price of $11.00 per share, for net proceeds of approximately $9.9 million. On June 10, 2002, the purchasers in the April private placement exercised the option to purchase an additional 100,000 shares of common stock at a purchase price of $11.00 per share. The sale was completed on June 13, 2002, for net proceeds of approximately $1.1 million.

12	Stock options

      The Company has adopted the amended 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2000 Long Term Incentive Plan (collectively the “Plans”), pursuant to which options to acquire an aggregate of 4,250,000 shares of its common stock may be granted.

      The Compensation Committee of the board of directors is responsible for administering the Plans and approves grants in connection therewith. All outstanding stock options granted since the Company became a publicly held corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of the grant.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans:

	As of and for the years ended

	January 31, 2004		February 1, 2003		February 2, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,000,562	$10.71	1,982,982	$10.11	1,742,117	$8.45
Granted	272,500	4.04	260,000	12.93	562,585	13.74
Exercised	(144,648)	5.50	(108,664)	6.64	(281,921)	6.66
Forfeited	(174,490)	10.78	(133,756)	9.37	(39,799)	13.69

Outstanding, end of year	1,953,924	$10.16	2,000,562	$10.71	1,982,982	$10.11

Exercisable, end of year	1,364,729	$10.68	1,343,307	$9.23	1,200,782	$7.38

Available for grant, end of year	1,103,054		564,347		678,966

      The following table summarizes information about the weighted average remaining contracted life (in years) and the weighted average exercise prices for stock options outstanding as of the year ended January 31, 2004:

	Options Outstanding and Exercisable by Price Range as of January 31, 2004

	Options Outstanding			Options Exercisable

			Weighted		Weighted
			Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$ 2.07 - $ 4.14	283,780	8.8	$3.95	14,980	$2.99
$ 4.14 - $ 6.21	521,447	3.7	$5.83	516,114	$5.83
$ 6.21 - $ 8.28	55,015	5.1	$6.93	47,182	$6.95
$ 8.28 - $10.34	13,503	4.6	$9.28	13,103	$9.29
$10.34 - $12.41	453,349	5.7	$11.26	345,349	$11.27
$12.41 - $14.48	264,651	8.1	$13.72	115,184	$13.73
$14.48 - $16.55	150,529	6.6	$15.72	123,142	$15.63
$16.55 - $18.62	38,675	6.5	$17.21	38,675	$17.21
$18.62 - $20.69	172,975	5.1	$19.77	151,000	$19.89

	1,953,924	5.9	$10.16	1,364,729	$10.68

      The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option awards granted at fair market value.

      The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. Had compensation cost for Wilsons Leather’s stock option plans been determined based on the fair value at the grant date for awards from 1996 through 2003, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts disclosed in Note 2.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13	Employee benefit plans

2000 Long Term Incentive Plan

      The 2000 Long Term Incentive Plan provides that the Compensation Committee may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In March 2003 and March 2001, 120,000 and 82,500 shares of restricted stock were issued under this plan, respectively.

      These restricted stock awards outstanding vest ratably over four years from the date of grant, subject to acceleration if certain performance targets are met. When restricted shares are issued, deferred compensation is recorded as a reduction of shareholders’ equity. Annual compensation is charged to expense over the vesting period. During 2003, 2002 and 2001, $350,000, $331,000, and $327,000 was charged to expense for vested restricted shares, respectively.

401(k) profit sharing plan

      The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax deferred contributions of up to 30% of their eligible compensation, subject to annual IRS limitations. For employees who have worked less than three years, the Company matches 25% of contributions, up to a maximum of 4% of the employee’s eligible compensation. For employees who have worked more than three years, the Company matches 50% of contributions, up to a maximum of 4% of the employee’s eligible compensation. Company contributions net of forfeitures were $0.0 million, $0.1 million, and $0.4 million in 2003, 2002, and 2001, respectively. The Company may also, at its discretion, make a profit-sharing contribution to the 401(k) plan for each plan year. No profit sharing contributions were made during the years 2001 through 2003. The Company’s matching contributions vest after three years of service or upon death of the employee and its profit sharing contributions vest after five years.

Employee stock purchase plan

      The Company has an employee stock purchase plan that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 625,000 shares of common stock to be purchased under this plan. As of January 31, 2004, 256,721 shares had been issued under the plan.

14	Commitments and contingencies

Leases

      The Company has noncancelable operating leases, primarily for retail stores, which expire through 2017. A limited number of the leases contain renewal options for periods ranging from one to five years. These leases

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. Net rental expense for all operating leases was as follows (in thousands):

	For the years ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Minimum rentals	$56,236	$57,492	$53,686
Contingent rentals	1,921	2,918	3,216

	58,157	60,410	56,902
Less—Sublease rentals	—	—	—

Total	$58,157	$60,410	$56,902

      As of January 31, 2004, the future minimum rental payments due under operating leases, excluding lease obligations for closed stores, were as follows (in thousands):

Fiscal years ending:
2004	$45,161
2005	41,148
2006	37,527
2007	34,285
2008	31,070
Thereafter	85,161

Total	$274,352

      As of January 31, 2004, 56 of the Company’s 460 leases continued to be guaranteed by CVS New York, Inc. (“CVS”) (formerly Melville Corporation, the parent company to the Predecessor Companies) a New York corporation. Leases entered into subsequent to the Management Buyout are no longer guaranteed by CVS.

Litigation

      In January 2003, a class action was brought on behalf of current and former store managers of the Company in California regarding their classification as exempt from overtime pay. In July 2003, the Company reached a confidential settlement of the class action through mediation. A charge of $1.9 million related to this settlement was taken during the second quarter of 2003. In October 2003, the court granted preliminary approval of the settlement. The court granted final approval of the settlement on January 30, 2004.

      The Company is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations. Pursuant to the sale agreement entered into in connection with the Management Buyout, CVS has agreed to indemnify the Company for certain claims. For certain other claims, CVS’s indemnification liability is limited to claims in the aggregate which exceed $1.2 million, but not to exceed $12.0 million.

Guarantees

      As of January 31, 2004, and February 1, 2003, the Company had outstanding letters of credit of approximately $6.7 million and $15.2 million, respectively (see Note 9), which were primarily used to guarantee foreign merchandise purchase orders.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15	Sale/leaseback of headquarters facility

      During June 2002, the Company entered into an agreement for the sale and leaseback of its corporate headquarters and distribution center in Brooklyn Park, Minnesota, for net proceeds of $12.5 million. The initial term of the lease is 15 years, with an option to renew for an additional five-year period. The agreement includes an option for the Company to buy out the lease at the end of the tenth year for a price of $500,000. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

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

16	Related-party transactions

      The Company regularly conducts business with G-III Apparel Group, Ltd. (G-III), of which the chairman and chief executive officer served during part of 2002 on Wilsons Leather’s board of directors. Purchases from G-III totaled $2.3 million, $4.6 million and $2.3 million, for 2003, 2002 and 2001, respectively. The Company believes that transactions with G-III are on terms no less favorable to it than those obtainable in arm’s-length transactions with unaffiliated third parties.

      The Company conducts business with Tsutani Leather Expert Co., Ltd. (Tsutani), of which an executive of Wilsons Leather is a director. Purchases from Tsutani totaled $0.0 million, $0.2 million and $0.0 million, in 2003, 2002 and 2001, respectively. The Company believes that transactions with Tsutani are on terms no less favorable to it than those obtainable in arm’s-length transactions with unaffiliated third parties.

      During 2002, Richard Liu, Chairman of one of the Company’s major suppliers (Superior Holdings International, Ltd.), became a greater than 5% shareholder of the Company’s common stock. Superior Holdings International, Ltd. sold $14.7 million and $22.7 million of products to the Company during 2003 and 2002, respectively. The Company believes that transactions with Superior Holdings International, Ltd. are on terms no less favorable to it than those obtainable in arm’s-length transactions with unaffiliated third parties.

17	Liquidity

      The Company currently does not have the funds to pay the outstanding principal amount of the 11 1/4% Senior Notes when they are due on August 15, 2004. The senior credit facility prohibits the Company from incurring any indebtedness which refunds, renews, extends or refinances the 11 1/4% Senior Notes on terms more burdensome than the current terms of such notes, and the rate of interest with respect to any replacement notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, extension or refinancing, plus 7.0% per annum. The Company anticipates that it will not be able to refund, renew, extend or refinance the 11 1/4% Senior Notes with indebtedness that would comply with such limitations. However, if the Company completes a sale of its capital stock by August 15, 2004 on terms that are acceptable to the lenders under the senior credit facility, such lenders have agreed that the Company may use the proceeds from such sale to pay the 11 1/4% Senior Notes. The lenders have agreed that the terms of the Equity Financing described in Note 18, if consummated, would be acceptable for this purpose.

18	Subsequent events

      On April 15, 2004 and April 27, 2004, the Company amended its senior credit facility. Currently, the senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. If the Company completes a sale of its capital stock on terms that are acceptable to

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lenders under the senior credit facility and funds for the payment of the principal of the 11 1/4 Senior Notes are deposited in an account controlled by the Agent under our senior credit facility, the expiration of the senior credit facility (including the $25.0 million Term B promissory note) will be extended to June 28, 2008. Due to the reduced borrowing needs as a result of the liquidation of the 111 stores, the size of the credit line (excluding the $25.0 million Term B promissory note) has been reduced from $180.0 million to $125.0 million. The amended agreement waives defaults under previous EBITDA covenants, resets covenants for future time periods, modifies the borrowing base calculation and caps the amount that can be paid to landlords as a result of the liquidation of the 111 stores. The amended agreement limits letters of credit to $15.0 million (plus a specified letter of credit for an aggregate amount of $3.0 million) and prohibits borrowing under the line until funds for the payment of the principal of the 11 1/4% Senior Notes due August 15, 2004 are deposited in an account controlled by the Agent under the Company’s senior credit facility. The Company anticipates that it will not need to access the revolving credit facility, other than for letters of credit purposes, until the middle of July 2004.

      On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. As additional consideration for the investors’ commitment, the Company has issued two million warrants exercisable for five years to the investors, and at closing, will issue an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. The closing of the transaction is subject to a number of closing conditions, the principal condition being the approval of the Company’s shareholders.

      The Company intends to use the proceeds from the Equity Financing to repay the 11 1/4% Senior Notes due August 15, 2004, and for general working capital purposes. If the Company is unable to close this Equity Financing for any reason, it will need to find an alternative source of permitted financing for the repayment of its 11 1/4% Senior Notes before the Company will be permitted to borrow under the senior credit facility. There can be no assurances that the Company will be able to obtain such financing before it needs to access the revolving portion of the senior credit facility or repay the 11 1/4% Senior Notes.

Schedule II

Valuation and Qualifying Accounts		Additions
(In thousands)
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts	Deductions	Period

Year ended February 2, 2002:
Allowance for doubtful accounts deducted from accounts receivable	$803	$897	$—	$(1,349)	$351
Year ended February 1, 2003:
Allowance for doubtful accounts deducted from accounts receivable	$351	$1,327	$—	$(1,533)	$145
Year ended January 31, 2004:
Allowance for doubtful accounts deducted from accounts receivable	$145	$874	$—	$(931)	$88

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2004:

WILSONS THE LEATHER EXPERTS INC.
(registrant)

By:	/s/ JOEL N. WALLER

Joel N. Waller,
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ PETER G. MICHIELUTTI

Peter G. Michielutti,
Executive Vice President
and Chief Financial Officer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 29, 2004, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ JOEL N. WALLER JOEL N. WALLER	Director

/s/ DAVID L. ROGERS DAVID L. ROGERS	Director

/s/ LYLE BERMAN LYLE BERMAN	Director

/s/ MICHAEL T. COWHIG MICHAEL T. COWHIG	Director

/s/ BRADLEY K. JOHNSON BRADLEY K. JOHNSON	Director

/s/ WILLIAM F. FARLEY WILLIAM F. FARLEY	Director

/s/ MICHAEL J. MCCOY MICHAEL J. MCCOY	Director