Form 10-Q
period 2004-05-01
WILSONS THE LEATHER EXPERTS INC
filed 2004-06-09
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

As of June 1, 2004, there were 20,876,672 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.
INDEX

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of May 1, 2004 and January 31, 2004	3
	Consolidated Statements of Operations for the three months ended May 1, 2004 and May 3, 2003	4
	Consolidated Statements of Cash Flows for the three months ended May 1, 2004 and May 3, 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II — OTHER INFORMATION		24
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signature		28
Second Amendment to Employment Agreement-Waller
Second Amendment to Employment Agreement-Rogers
Stay Bonus Agreement-Michielutti
Stay Bonus Agreement-Padovese
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to Section 906
Certificaton Pursuant to Section 906

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	May 1,	January 31,
	2004	2004(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,422	$42,403
Accounts receivable, net	2,926	6,122
Inventories	64,342	89,298
Prepaid expenses and other current assets	9,082	3,719

TOTAL CURRENT ASSETS	121,772	141,542
Property and equipment, net	45,457	60,047
Goodwill and other assets, net	2,735	2,538

TOTAL ASSETS	$169,964	$204,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,054	$10,198
Notes payable	490	490
Current portion of long-term debt	30,635	30,635
Accrued expenses	19,732	26,670
Liabilities of discontinued operations	366	406
Income taxes payable	3,314	3,214
Deferred income taxes	8,203	6,477

TOTAL CURRENT LIABILITIES	72,794	78,090
Long-term debt	25,053	25,064
Other long-term liabilities	13,394	13,893
Deferred income taxes	-	1,726

TOTAL LIABILITIES	111,241	118,773

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 20,876,672 and 20,807,706 shares issued and outstanding on May 1, 2004 and January 31, 2004, respectively	209	208
Additional paid-in capital	100,819	100,633
Accumulated deficit	(41,580)	(14,788)
Unearned compensation	(727)	(701)
Accumulated other comprehensive income	2	2

TOTAL SHAREHOLDERS’ EQUITY	58,723	85,354

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,964	$204,127

The accompanying notes are an integral part of these consolidated financial statements.

(1) Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	May 1,	May 3,
	2004	2003
NET SALES	$97,751	$95,301
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	78,333	77,212

Gross margin	19,418	18,089

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,109	32,770
DEPRECIATION AND AMORTIZATION	15,357	4,279

Operating loss	(24,048)	(18,960)
INTEREST EXPENSE, net	2,744	2,268

Loss before income taxes	(26,792)	(21,228)
INCOME TAX BENEFIT	-	(8,491)

Net loss	$(26,792)	$(12,737)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.30)	$(0.62)

Weighted average shares outstanding - basic and diluted	20,687	20,438

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended
	May 1,	May 3,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(26,792)	$(12,737)
Adjustments to reconcile loss from operations to net cash provided by operating activities:
Depreciation	15,315	4,230
Amortization	42	49
Amortization of deferred financing costs	912	375
Gain on disposal of assets	(120)	-
Restricted stock compensation expense	101	50
Deferred income taxes	-	8,779
Changes in operating assets and liabilities:
Accounts receivable, net	3,196	585
Inventories	24,956	30,173
Prepaid expenses and other current assets	(5,363)	(5,668)
Refundable income taxes	-	(7,506)
Accounts payable and accrued expenses	(7,082)	(14,959)
Income taxes payable and other liabilities	(399)	99

Net cash provided by operating activities	4,766	3,470

INVESTING ACTIVITIES:
Additions to property, equipment and other assets	(727)	(2,008)
Proceeds from the sale of property and equipment	122	-
Changes in other assets	-	52

Net cash used in investing activities	(605)	(1,956)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	60	100
Debt acquisition costs	(1,151)	(1,025)
Repayments of long-term debt	(11)	(11)

Net cash used in financing activities	(1,102)	(936)

NET CASH USED IN DISCONTINUED OPERATIONS	(40)	(9,737)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,019	(9,159)
CASH AND CASH EQUIVALENTS, beginning of period	42,403	30,442

CASH AND CASH EQUIVALENTS, end of period	$45,422	$21,283

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       NATURE OF ORGANIZATION

          Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of May 1, 2004, Wilsons Leather operated 458 permanent retail stores located in 45 states and the District of Columbia, including 334 mall stores, 107 outlet stores and 17 airport stores. The Company regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At May 1, 2004, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

          As more fully described in Note 4, on January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions.

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, have been condensed or omitted in these interim statements pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate so as not to make the information presented misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes included in its 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company’s business is highly seasonal, and accordingly, interim operating results are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005.

          FISCAL YEAR

          Wilsons Leather’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended January 29, 2005, and January 31, 2004, are referred to herein as 2004 and 2003, respectively.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets such as accounts receivable, property and equipment, and inventories, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

          INVENTORIES

          The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of May 1, 2004, and January 31, 2004, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if the inventory value is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

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

          When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is signed. At May 1, 2004, and January 31, 2004, the Company had $0.6 million and $0.5 million, respectively, accrued for store lease terminations.

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

	For the three months ended
	May 1,	May 3,
	2004	2003
Weighted average common shares outstanding - basic	20,687	20,438
Effect of dilutive securities: stock options	-	-

Weighted average common shares outstanding - diluted	20,687	20,438

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

	For the three months ended
	May 1,	May 3,
	2004	2003
Net Loss:
As reported	$(26,792)	$(12,737)
Stock option and purchase plans	(440)	(400)

Pro forma loss	$(27,232)	$(13,137)

Basic and diluted loss per share:
As reported	$(1.30)	$(0.62)
Stock option and purchase plans	(0.02)	(0.02)

Pro forma loss	$(1.32)	$(0.64)

Weighted average fair value of options granted	$1.64	$2.02

          The pro forma amounts shown above may not be indicative of the effects on reported net loss. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003:

	Weighted average	Dividend	Expected	Expected
	risk free rate	yield	lives	volatility

2004	3.0%	0.0%	4.8	66.2%
2003	3.0%	0.0%	5.0	55.3%

          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest

Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIEs initially would be measured at their carrying amounts, with any differences between the net amounts added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIEs. FIN 46R has not had an impact on the Company’s consolidated financial statements.

          FASB Statement No. 150 (the “Statement”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. As of May 1, 2004, the Company does not have any financial instruments that are within the scope of the Statement. The provisions of the Statement will be applied to future financial instruments, including the Equity Financing (if consummated) described in Note 10, “Additional Financing” below.

3.       DISCONTINUED OPERATIONS

          In November 2002, the Company liquidated two companies it had previously acquired, El Portal Group, Inc. and Bentley’s Luggage Corp. (collectively the “Travel Subsidiaries”), which consisted of 135 stores, due to their large operating losses. In accordance with SFAS No. 144, the Travel Subsidiaries were presented as a discontinued operation effective November 19, 2002, and the consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the Travel Subsidiaries for all periods presented.

          The current liabilities of the Travel Subsidiaries as of May 1, 2004, and January 31, 2004, were as follows (in thousands):

	May 1,	January 31,
	2004	2004
Accrued expenses	$366	$406

Total liabilities of discontinued operations	$366	$406

          In May 2003, the Company sold its Miami, Florida, distribution center for net proceeds of $2.5 million. This facility was an asset acquired in the Bentley’s Luggage Corp. acquisition. The net proceeds from the sale decreased cash used by discontinued operations for that period.

          The following summarizes the Travel Subsidiaries’ disposal reserve activity during the year to date period ended May 1, 2004 (in thousands):

          Discontinued operations reserves:

	January 31,			May 1,
	2004	Usage	Transfers	2004
Store closing(1)	$388	($37)	-	$351
Taxes	18	(3)	-	15

Total liabilities of discontinued operations	$406	($40)	-	$366

(1)	Primarily includes lease termination costs and vendor chargebacks associated with the liquidation of the Travel Subsidiaries.

4.       REORGANIZATION AND PARTIAL STORE LIQUIDATION

          On January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores — the “liquidation stores”) and eliminate approximately 950 store-related positions. The Company entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/Gordon Brothers Joint Venture was required to pay the Company a guaranteed amount of 84.0% of the cost value of the inventory, subject to certain adjustments. The Hilco/Gordon Brothers Joint Venture was responsible for all expenses related to the sale. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location and financial conditions within the market. In addition, the Company announced that it would eliminate approximately 70 positions at its corporate headquarters in Brooklyn Park, Minnesota, and its distribution center in Las Vegas, Nevada, close its distribution center in Las Vegas, Nevada, and write-off essentially all remaining assets located at its distribution centers in Maple Grove, Minnesota, and Las Vegas, Nevada.

          The Company recorded expenses related to the reorganization and partial store liquidation of $14.2 million in the first quarter of 2004, primarily related to accelerated depreciation and lease termination costs related to store closings. The liquidation sales were completed in April 2004 and as of May 1, 2004, all the liquidation stores have been closed. The Company expects to have the lease termination process substantially complete in the first half of 2004. The overall net cash outlay for the liquidation is anticipated to be at or near zero.

5.       OTHER COMPREHENSIVE INCOME

          The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheet. Other comprehensive income consists of foreign currency translation adjustments. For the quarters ending May 1, 2004, and May 3, 2003, the amounts were de minimis.

6.       LONG-TERM DEBT

          Long-term debt at May 1, 2004, and January 31, 2004, consisted of the following (in thousands):

	May 1,	January 31,
	2004	2004
Senior notes	$30,590	$30,590
Term B promissory note	25,000	25,000
Note payable	490	490
Other loans	98	109

Total debt	$56,178	$56,189
Less: current portion	(31,125)	(31,125)

Total long-term debt	$25,053	$25,064

          SENIOR NOTES

          On August 18, 1997, the Company issued $75.0 million of 11¼% Senior Notes due August 15, 2004 (the “11¼% Senior Notes”). Interest on the 11¼% Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased an aggregate of $44.4 million of the 11¼% Senior Notes in fiscal 1998, 1999 and 2000. As of May 1, 2004, and January 31, 2004, the outstanding balance on the 11¼% Senior Notes was $30.6 million. The 11¼% Senior Notes were classified as current as of May 1, 2004, and January 31, 2004.

          The 11¼% Senior Notes are general unsecured obligations that rank senior in right of payment to all existing and future subordinated indebtedness and rank on equal terms in right of payment with all other current and future unsubordinated indebtedness. The indenture governing the 11¼% Senior Notes contains numerous operating covenants that limit the discretion of management with respect to certain business matters and that place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. At May 1, 2004, the Company was in compliance with all covenants of the 11¼% Senior Notes.

          REVOLVING CREDIT AGREEMENT AND TERM B PROMISSORY NOTE

          General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, January 21, 2004, April 15, 2004, and April 27, 2004, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. Currently, the senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable.

          The senior credit facility contains certain restrictions and covenants which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11¼% Senior Notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. At May 1, 2004, the Company was in compliance with all covenants related to the senior credit facility.

          At May 1, 2004, and January 31, 2004, there were no borrowings under the revolving portion of the credit facility. At May 1, 2004, and January 31, 2004, there were $10.0 million and $6.7 million in letters of credit outstanding, respectively. The Term B promissory note had a balance of $25.0 million on May 1, 2004, and January 31, 2004.

7.       LEGAL PROCEEDINGS

          In January 2003, a class action was brought on behalf of current and former store managers of the Company in California regarding their classification as exempt from overtime pay. In July 2003, the Company reached a confidential settlement of the class action through mediation. A charge of $1.9 million related to this settlement was taken during the second quarter of 2003. The court granted final approval of the settlement on January 30, 2004. The Company paid the entire settlement during the first quarter of 2004.

          The Company is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

8.       SUPPLEMENTAL BALANCE SHEET INFORMATION

	May 1,	January 31,
(in thousands)	2004	2004

Accounts receivable, net:
Trade receivables	$2,316	$5,290
Other receivables	674	964

Total	2,990	6,254
Less - Allowance for doubtful accounts	(45)	(88)
Less - Deferred sales	(19)	(44)

Total accounts receivable, net	$2,926	$6,122

Inventories:
Raw materials	$2,492	$3,189
Finished goods	61,850	86,109

Total inventories	$64,342	$89,298

Property and equipment, net:
Equipment and furniture	$80,180	$91,555
Leasehold improvements	24,041	32,267

Total	104,221	123,822
Less - Accumulated depreciation	(58,764)	(63,775)

Total property and equipment, net	$45,457	$60,047

Goodwill and other assets, net:
Goodwill	$72	$72
Debt issuance costs	6,610	7,001
Other assets	130	186

Total	6,812	7,259
Less - Accumulated amortization	(4,077)	(4,721)

Total goodwill and other assets, net	$2,735	$2,538

9.       LIQUIDITY

          The Company currently does not have the funds to pay the outstanding principal amount of the 11¼% Senior Notes when they are due on August 15, 2004. The senior credit facility prohibits the Company from incurring any indebtedness which refunds, renews, extends or refinances the 11¼% Senior Notes on terms more burdensome than the current terms of such notes, and the rate of interest with respect to any replacement notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, extension or refinancing, plus 7.0% per annum. The Company anticipates that it will not be able to refund, renew, extend or refinance the 11¼% Senior Notes with indebtedness that would comply with such limitations. However, if the Company completes a sale of its capital stock by August 15, 2004, on terms that are acceptable to the lenders under the senior credit facility, such lenders have agreed that the Company may use the proceeds from such sale to pay the 11¼% Senior Notes. The lenders have agreed that the terms of the Equity Financing described in Note 10, “Additional Financing,” if consummated, would be acceptable for this purpose. If the Company is unable to close the Equity Financing for any reason, it will need to find an alternative source of permitted financing for the repayment of the 11¼% Senior Notes before it will be permitted to borrow under the senior credit facility. The Company anticipates that it will need to access the revolving portion of the senior credit facility by the middle of July 2004.

10.      ADDITIONAL FINANCING

          On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. As additional consideration for the investors’ commitment, the Company has issued two million warrants exercisable for five years to the investors, and at closing, will issue an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. The closing of the transaction is subject to a number of closing conditions, the principal condition being the approval of the Company’s shareholders. A special shareholders’ meeting has been set for June 24, 2004, and a special proxy statement for that meeting was mailed to the shareholders of the Company on May 20, 2004.

          The Company intends to use the proceeds from the Equity Financing to repay the 11¼% Senior Notes due August 15, 2004, and for general working capital purposes. If the Company is unable to close the Equity Financing for any reason, it will need to find an alternative source of permitted financing for the repayment of its 11¼% Senior Notes before the Company will be permitted to borrow under the senior credit facility. There can be no assurances that the Company will be able to obtain such financing before it needs to access the revolving portion of the senior credit facility or repay the 11¼% Senior Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K. When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies.

          OVERVIEW

          We are the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multiple store formats are designed to target a broad customer base with a superior level of customer service. Through our worldwide leather sourcing network and in-house design capabilities, we are able to consistently provide our customers high-quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times than our competition, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.

          As of May 1, 2004, we operated a total of 458 permanent retail stores located in 45 states and the District of Columbia, including 334 mall stores, 107 outlet stores and 17 airport stores. Each year we supplement our permanent stores with seasonal stores during our peak selling season.

          Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of both classic and contemporary leather outerwear, accessories and apparel. Our outlet stores are operated primarily under the Wilsons Leather Outlet™ name, average approximately 4,000 total leased square feet, and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the world’s busiest airports. Our proprietary labels, including M. Julian®, Maxima®, Pelle Studio® and Wilsons Leather™, are positioned to appeal to identified customer lifestyle segments.

          In evaluating our financial performance and operating trends, management considers information concerning our net operating loss, net loss, basic and diluted loss per share and certain other information before restructuring charges and liquidation costs that are not calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. A reconciliation of these non-GAAP financial measures to GAAP numbers is included in the table below. We believe that the non-GAAP numbers calculated before restructuring charges and liquidation costs provide a useful analysis of our ongoing operating trends and in comparing operating performance period to period. We evaluate these non-GAAP numbers calculated before restructuring charges and liquidation costs on a quarterly basis in order to measure and understand our ongoing operating trends.

Reconciliation of GAAP Consolidated Statement of Operations to Adjusted Statement of Operations:
(In thousands, except per share amounts)
(Unaudited)

	Three months ended	Restructuring	Three months ended
	May 1,	charges and	May 1,
	2004 - as reported	liquidation costs (1)	2004 - adjusted
Net sales	$97,751	$20,778	$76,973
Cost of goods sold, buying and occupancy costs	78,333	20,534	57,799

Gross margin	19,418	244	19,174
Selling, general and administrative expenses	28,109	3,254	24,855
Depreciation and amortization	15,357	11,168	4,189

Operating loss	(24,048)	(14,178)	(9,870)
Interest expense, net	2,744	-	2,744

Loss before income taxes	(26,792)	(14,178)	(12,614)
Income tax benefit	-	-	-

Net loss	$(26,792)	$(14,178)	$(12,614)

Basic and diluted loss per share:
Basic and diluted loss per share	$(1.30)	$(0.69)	$(0.61)

Weighted average shares outstanding - basic and diluted	20,687	-	20,687

(1)	Includes $14.2 million related primarily to lease termination costs and accelerated depreciation related to the closing of approximately 111 stores.

          We measure performance using key operating statistics such as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of sales. These results translate into store operating contribution and store cash flow, which we use to evaluate overall performance on an individual store basis. Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin and is measured as a percentage of sales. Store operating contribution gives us an overall measure as to whether or not individual locations and markets are meeting our financial objectives.

          In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of sales basis. We continue to monitor product costs and promotional activity, which allows us to generally maintain acceptable margin levels. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total sales.

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

          Comparable store sales decreased 2.0% in the three months ended May 1, 2004, compared to flat comparable store sales in the comparable period of the prior year (excluding the 111 liquidation stores). A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The liquidation stores are not included in the comparable store sales calculation. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

          CRITICAL ACCOUNTING POLICIES

          We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that begins on page 24 of our Annual Report on Form 10-K for the year ended January 31, 2004. No material changes occurred to these policies in the periods covered by this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 1, 2004,
COMPARED TO THE THREE MONTHS ENDED MAY 3, 2003

          Net Sales. Net sales increased 2.6% to $97.8 million in the three months ended May 1, 2004, from $95.3 million in the comparable period last year. Included in sales for the first quarter of 2004 was approximately $20.8 million in liquidation sales resulting from the liquidation of 111 stores begun in the fourth quarter of 2003. See Note 4. “Reorganization and Partial Store Liquidation.”

          Comparable store sales for the three months ended May 1, 2004, decreased 2.0% compared to flat comparable store sales for the same period last year. This comparable store sales decrease was primarily driven by competition from the liquidation stores. Comparable store sales do not include sales for the liquidation stores.

          We opened three stores and closed five stores in the three months ended May 1, 2004 (excluding the 111 liquidation stores), compared to opening five stores and closing 11 stores in the comparable period last year. As of May 1, 2004, we operated 458 stores compared to 612 stores (including the 111 liquidation stores closed in 2004) at May 3, 2003. We regularly supplement our permanent mall stores with seasonal stores during our peak selling season from October to January.

          Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs increased $1.1 million, or 1.5%, in the three months ended May 1, 2004, compared to the comparable period last year. This resulted in a $1.3 million increase in gross margin in the three months ended May 1, 2004, compared to the corresponding period in 2003. The gross margin percentage also increased to 19.9% in the three months ended May 1, 2004, compared to 19.0% in the comparable period last year. The increased gross margin was due primarily to $8.8 million in fewer markdowns and $6.2 million in decreased buying and occupancy costs offset by a $14.0 million unfavorable mark-on (the product mark-up from cost). The lower level of markdowns was a direct result of less clearance merchandise remaining after initiation of the liquidation sales. The improvement in buying and occupancy costs of $6.2 million was largely driven by: (1) an improvement of $5.8 million in occupancy costs due to the reimbursement of these expenses by the liquidator relative to the 111 liquidation stores as well as fewer stores open in 2004 compared to

2003, and (2) a $0.4 million decrease in distribution center costs due to the closure of the Las Vegas, Nevada, distribution center in late January 2004.

          The $14.0 million unfavorable mark-on resulted primarily from the $2.5 million increase in sales volume offset by $16.4 million in unfavorable cost of goods sold. The unfavorable cost of goods is a function of the liquidation accounting of gross sales and increased cost of sales for amounts owed to the third party liquidator.

          Excluding the liquidation effects on gross margin ($0.2 million, or 1.2%, as a result of the liquidation accounting mentioned above), gross margin for the quarter was $19.2 million, or 24.9%, in the three months ended May 1, 2004, compared to $18.1 million, or 19.0%, in the comparable period last year. This improvement was driven by a lower level of clearance goods as a result of the liquidation process, as well as positive sell-through of new receipts.

          Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $28.1 million in 2004 from $32.8 million in 2003, and decreased as a percentage of net sales to 28.8% from 34.4%. The $4.7 million decrease was primarily due to: (1) a $4.9 million decrease in store selling expenses primarily due to the reimbursement of payroll costs by the liquidator relative to the 111 liquidation stores, tighter cost control and a new method of hours allocation in the stores resulting in lower staffing levels during periods of slower sales (these initiatives, when combined with a lower average store count, accounted for a $4.4 million reduction in payroll expense and a $0.5 million reduction in benefits expense), (2) a $0.4 million decrease in other administrative costs related to the reduced store count and corporate restructuring and cost-saving initiatives, (3) a $1.1 million decrease in other store expenses also due to a lower average store count, and (4) a $0.6 million decrease in e-commerce expenses due to less functionality improvements over the prior year and lower sales promotion expenses due to the preparation for outsourcing e-commerce operations in the third quarter of 2004. These expense reductions were primarily offset by a $2.3 million increase over the prior year for lease termination fee expenses related to the 111 liquidation stores.

          SG&A expenses as a percentage of net sales, excluding liquidation effects (which totaled $3.3 million, or 15.7%, primarily due to lease termination costs), decreased to 32.3% compared to 34.4% for the first quarter of last year. This reduction is a result of continued improvement in controlling store-related expenses, the closing of underperforming stores and the overhead reductions implemented in January 2004, all discussed above.

          Depreciation and Amortization. Depreciation and amortization increased to $15.4 million in the three months ended May 1, 2004, from $4.3 million in the comparable period last year, and increased as a percentage of net sales to 15.7% from 4.5%. The increase of $11.1 million was primarily the result of $11.2 million in accelerated depreciation recorded in 2004 for the 111 liquidation stores, offset by $0.1 million in decreased administrative depreciation due to a lower level of headquarters assets due to headcount reductions at our headquarters and closures of two distribution centers in the fourth quarter of 2003. Depreciation and amortization was essentially flat year over year, excluding the accelerated depreciation related to the liquidation.

          Operating Loss. As a result of the above, the operating loss was $24.0 million in the three months ended May 1, 2004, compared to a $19.0 million net loss for the comparable period last year, or 24.6% of net sales in 2004 as compared to 19.9% of net sales in 2003. This was largely due to liquidation costs of $14.2 million in 2004 (composed primarily of accelerated depreciation and lease termination fees mentioned above), offset by: (1) $7.9 million in lower selling, general and administrative costs in 2004 compared to 2003, (2) $1.1 million in improved external gross margin as compared to the prior year, and (3) $0.1 million in favorable depreciation expense in 2004 due to a lower asset base.

          Excluding the reorganization and liquidation operating results, the operating loss for the quarter was $9.9 million, a 47.9% improvement over the $19.0 million operating loss in the first quarter of 2003. This improvement reflects the restructuring and store closing initiatives, as well as the impact of improved product margins.

          Interest Expense. Net interest expense increased to $2.7 million in 2004 from $2.3 million in 2003, primarily due to a $0.5 million write-off of debt issuance costs related to the amended senior credit facility, which reduced our revolving line of credit borrowing capacity from $180.0 million to $125.0 million, offset by increased interest income. The reorganization and liquidation operating results did not impact interest expense.

          Income Tax Benefit. The income tax benefit was $0.0 million in 2004 compared to $8.5 million in 2003 due to sustained losses, which currently require the recording of a valuation allowance in 2004 against potentially unrealizable net operating losses in future periods. This resulted in the effective rate being reduced from 40.0% in 2003 to 0.0% in 2004.

          Net Loss. As a result of the above, the net loss for the three months ended May 1, 2004, was $26.8 million compared to a net loss of $12.7 million in the comparable period last year. The $14.1 million increase in net loss over the prior year is primarily due to the $14.2 million of charges related to the liquidation of the 111 stores during the first quarter of 2004. Excluding these charges, the net loss for the first quarter of 2004 was $12.6 million.

          SUBSEQUENT EVENT

          On May 10, 2004, we received a non-binding proposal from an institutional investor for the purchase in a private placement, for $35.0 million in cash, of 16,279,070 shares of our common stock at $2.15 per share and warrants to purchase three million shares of our common stock for $3.00 per share, exercisable for five years. Under the non-binding proposal, warrants to purchase two million shares of our common stock would be issued at the time of signing a definitive agreement and warrants to purchase an additional one million shares of our common stock would be issued at closing. The institutional investor making the non-binding proposal had previously been in negotiations to purchase our convertible preferred stock and warrants, as described in our press release of April 16, 2004. The institutional investor terminated those negotiations on April 23, 2004.

          The agreements related to the Equity Financing (discussed in Note 10) do not permit termination of those agreements prior to our shareholders’ meeting to consider approval of the purchase of the shares, unless that meeting does not occur by July 15, 2004, or the closing does not occur by July 22, 2004.

          On May 13, 2004, our Board of Directors met to consider the proposal and unanimously determined not to withdraw its recommendation for the Equity Financing transaction. A special shareholders’ meeting has been set for June 24, 2004, and a special proxy statement for that meeting was mailed to our shareholders on May 20, 2004.

          LIQUIDITY AND CAPITAL RESOURCES

          Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems and increasing capacity for our distribution center. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.

          Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our leather products, tend to decline during recessionary periods when disposable income is lower. The general slowdown in the United States’ economy and the uncertain economic outlook have shifted consumer spending habits toward large discount retailers, which has decreased mall traffic, resulting in lower net sales on a quarterly and annual basis.

          Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any such refinancing or additional financing would be possible or could be obtained on terms that are favorable to us.

          General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on April 15, 2004, and April 27, 2004 (the “senior credit facility” or the “credit agreement”), that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

•	85% of net inventories, provided that such percentage at no time may exceed 85% of the then applicable discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation, except that the discount rate is gradually increased from August 17 to October 1 of each year and gradually decreased from December 17 to February 1 of each year, and except that such amount is reduced by the amount of certain in-transit inventory to the extent such in-transit inventory reflects a disproportionate amount of our total inventory;

•	plus 85% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of credit card receivables;

•	minus a $10.0 million reserve; and

•	minus an additional reserve, upon deposit of the proceeds from the Equity Financing in an account controlled by the Agent under our senior credit facility, in an amount not to exceed $3.5 million, which will be reduced to the extent payments are made under the registration rights agreement related to the Equity Financing and will be reduced to zero upon effectiveness of the resale registration statement.

In addition, borrowings under the senior credit facility are subject to the further limitations that:

•	the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of-business basis;

•	the total borrowings (i.e. the revolving credit portion of the facility and the Term B promissory note) cannot exceed the sum of 85% of the book value of credit card receivables, plus 95% (100% during August, September and October) of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of-business basis;

•	from December 31 of each year, through March 31 of the following year, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $20.0 million; and

•	until funds for the payment of the principal of our 11¼% Senior Notes are deposited in an account controlled by the Agent under our senior credit facility, we must have no borrowings under the revolving portion of the senior credit facility and outstanding letters of credit must be no greater than $15.0 million (plus a specified letter of credit for an aggregate amount of $3.0 million).

          Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. As of May 1, 2004, we had no borrowings under the revolving portion of the credit facility, $25.0 million under the Term B promissory note, and $10.0 million in outstanding letters of credit.

          Except as noted in the next sentence, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 3.25%, or the “prime” rate plus 2.0% (commercial paper rate plus 3.25% if the loan is made under the “swing line” portion of the revolver). If we meet certain financial tests for our fiscal year ending January 29, 2005, these rates will be reduced by 0.50% per annum thereafter. Interest is payable on the $25.0 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. Currently, the senior credit facility expires in June 2005, at which time all borrowings, including the Term B promissory note, become due and payable. If we complete a sale of our capital stock on terms that are acceptable to the lenders under our senior credit facility, funds for the payment of the principal of the 11¼ Senior Notes are deposited in an account controlled by the Agent under our senior credit facility, and the 11¼% Senior Notes are repaid in cash by August 15, 2004, the expiration of the senior credit facility (including the Term B promissory note) will be extended to June 28, 2008. The lenders have agreed that the terms of the Equity Financing described above under Note 10. “Additional Financing,” if consummated, would be acceptable for this purpose. Prepayment of the Term B promissory note is subject to a 1% prepayment fee. The revolving credit portion of the facility is subject to a 1% prepayment fee under most circumstances. The Term B promissory note is prepayable on or after July 1, 2002, only with the consent of the senior lenders under the senior credit facility.

          The senior credit facility contains certain restrictions and covenants which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on our 11¼% Senior Notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions.

          We plan to use the senior credit facility for our immediate and future working capital needs. Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We believe that borrowing capacity under the senior credit facility, assuming that we are able to obtain equity financing to pay off the 11¼% Senior Notes, together with cash on hand, current and anticipated cash flow from operations, cost reductions associated with the 111 liquidation stores and the proceeds from the Equity Financing, will be adequate to meet our working capital and capital expenditure requirements through 2004.

          On August 18, 1997, we completed a private offering of $75.0 million of our 11¼% Senior Notes to certain institutional buyers. Interest on the 11¼% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 11¼% Senior Notes mature on August 15, 2004. The 11¼% Senior Notes are our general unsecured obligations and rank senior in right of payment to all of our existing and future subordinated indebtedness and rank on equal terms in right of payment with all of our other current and future unsubordinated indebtedness. During fiscal 2000 and fiscal 1999, we repurchased $13.3 million and $26.1 million, respectively, of our 11¼% Senior Notes. As of May 1, 2004, we had $30.6 million of 11¼% Senior Notes outstanding, all of which was classified as current.

          We currently do not have the funds to pay the outstanding principal amount of the 11¼% Senior Notes when they are due on August 15, 2004. Our senior credit facility prohibits us from incurring any indebtedness which refunds, renews, extends or refinances the 11¼% Senior Notes on terms more burdensome than the terms of such notes, and the rate of interest with respect to any replacement notes cannot exceed the sum of the rate of interest on United States treasury obligations of like tenor at the time of such refunding, renewal, extension or refinancing, plus 7.0% per annum. We anticipate that we will not be able to refund, renew, extend or refinance the 11¼% Senior Notes with indebtedness that would comply with such limitations. However, if we complete a sale of our capital stock by August 15, 2004, on terms that are acceptable to the lenders under our senior credit facility, such lenders have agreed that we may use the proceeds from such sale to pay our 11¼% Senior Notes. The lenders have agreed that the terms of the Equity Financing described above and under Note 10. “Additional Financing,” if consummated, would be acceptable for this purpose.

          On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. As additional consideration for the investors’ commitment, we have issued two million warrants exercisable for five years to the investors, and at closing, will issue an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. The closing of the transaction is subject to a number of closing conditions, the principal condition being the approval of our shareholders. A special shareholders’ meeting has been set for June 24, 2004, and a special proxy statement for that meeting was mailed to our shareholders on May 20, 2004.

          We intend to use the proceeds from the Equity Financing to repay the 11¼% Senior Notes due August 15, 2004, and for general working capital purposes. If we are unable to close the Equity

Financing for any reason, we will need to find an alternative source of permitted financing for the repayment of the 11¼% Senior Notes before we will be permitted to borrow under the senior credit facility.

          There can be no assurance that we will be able to obtain such financing, on acceptable terms or at all, before we need to access the revolving portion of the senior credit facility or before the 11¼% Senior Notes become due. We anticipate that we will need to access the revolving portion of the senior credit facility by the middle of July 2004, and if we do not obtain the necessary funding from some source other than operations before such time, we could eventually deplete our cash reserves and become insolvent or have to consider other alternatives, including filing for bankruptcy.

          CASH FLOW ANALYSIS

          Operating Activities. Operating activities for the three months ended May 1, 2004, resulted in cash provided of $4.8 million compared to cash provided of $3.5 million in the corresponding period of 2003.

          The $4.8 million of cash provided by operating activities in 2004 was comprised of: (1) a $25.0 million decrease in inventories due to a strategic operating decision to keep inventory levels more tightly managed than in previous years and a lower store count than in the prior year due to the net closure of 111 liquidation stores and approximately 40 other stores, bringing the average store count to 460 for the first quarter of 2004 compared to 616 for the first quarter of 2003, (2) $16.3 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, of which $11.2 million was related to the 111 liquidation stores, (3) a $3.2 million decrease in accounts receivable primarily due to lower credit card receivables as a result of a lower store count, as well as a $0.4 million decrease in construction allowance receivables for new store construction projects over the prior year.

          These sources of cash were primarily offset by: (1) a net loss from operations of $26.8 million (of which $14.2 million related to charges for the 111 store liquidation and other restructuring activities), (2) a $7.1 million decrease in accounts payable and accrued expenses from a reduction in the volume of merchandise purchased and a lower level of general non-merchandise vendor purchases in 2004 compared to 2003, (3) a $5.4 million increase in prepaid expenses due to $3.1 million in higher prepaid rent due to timing of rent payments, $2.8 million in offering costs related to the pending Equity Financing transaction, and $0.2 million in higher marketing expenses prepaid for spring campaigns, offset by $0.7 million in lower insurance prepaids due to amortization of premiums, and, (4) a $0.4 million decrease in income taxes payable and other liabilities primarily due to $0.5 million in amortization of deferred gain on the sale/leaseback of our headquarters facility done in 2002 offset by a $0.1 million increase in miscellaneous income tax liability accounts.

          The $3.5 million of cash provided by operating activities in 2003 was comprised of: (1) a $30.2 million decrease in inventories due to clearance sales, (2) an $8.8 million increase in deferred tax liabilities, (3) a $4.7 million non-cash adjustment for depreciation and amortization expense, and (4) $0.6 million in cash provided by various other operating activities.

          These sources of cash were primarily offset by: (1) a $12.7 million net loss from operations, (2) a $5.7 million increase in prepaids due to timing of rent payments, (3) a $7.4 million increase in income taxes refundable/payable and other liabilities primarily due to net operating losses,

\

including a $9.9 million tax refund, and (4) a $15.0 million decrease in accrued expenses and accounts payable due to the seasonality of the business.

          Investing Activities. Investing activities for the three months ended May 1, 2004, were comprised of $0.7 million in capital expenditures primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $0.1 million from proceeds on the sale of property and equipment. For 2004, capital expenditures are capped at $6.0 million.

          Investing activities for the three months ended May 3, 2003, were comprised primarily of $2.0 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores.

          Financing Activities. Cash used in financing activities for the three months ended May 1, 2004, was comprised primarily of $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.

          Cash used in financing activities for the three months ended May 3, 2003, was primarily $1.0 million used for debt acquisition costs related to amendments to our senior credit facility in April 2003.

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

          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          See Note 2, “– Recently Issued Accounting Pronouncements”, of the consolidated financial statements beginning on page 8 of this report for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

          Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: risks associated with our debt service, including our current inability to access our revolving credit facility or repay the 11¼% Senior Notes when due; our ability to exit store leases for the 111 liquidation stores; changes in customer shopping patterns; competition in our markets; economic downturns; failure of results of operations to meet expectations of research analysts; change in consumer preferences and fashion trends away from leather; reductions in our comparable store sales over the past three years; our inability to grow the business as planned; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; risks associated with estimates made in our critical accounting policies; seasonality of the business; dilution to our shareholders as a result of the refinancing; loss of key members of our management team; reliance on third parties for maintaining our management information systems; concentration of our common stock; volatility of our common stock; war, acts of terrorism or the threat of either; and interruption in the operation of corporate offices and distribution centers. Certain of these risk factors are more fully discussed in our 2003 Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the “prime” rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of May 1, 2004, we had no borrowings under the revolving portion of the credit facility, $25.0 million under the Term B promissory note, and $10.0 million in outstanding letters of credit.

          We have no earnings or cash flow exposure due to market risks on our fixed-rate debt obligations. However, interest rate changes would affect the fair market value of the debt. At May 1, 2004, we had fixed rate debt of $30.6 million maturing in August 2004.

ITEM 4.   CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          See Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first quarter of 2004.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11¼% Series A Senior Notes due 2004 and specimen Certificate of 11¼% Series B Senior Notes due 2004. (4)	Incorporated by Reference

4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5)	Incorporated by Reference

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (6)	Incorporated by Reference

4.5	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (7)	Incorporated by Reference

4.6	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (8)	Incorporated by Reference

4.7	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (9)	Incorporated by Reference

4.8	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (10)	Incorporated by Reference

10.1	Second Amendment to Employment Agreement dated April 19, 2004, between Joel N. Waller and the Company	Electronic Transmission

10.2	Second Amendment to Employment Agreement dated April 5, 2004, between David L. Rogers and the Company	Electronic Transmission

10.3	Stay Bonus Agreement dated April 5, 2004, between Peter G. Michielutti and the Company	Electronic Transmission

10.4	Stay Bonus Agreement dated April 5, 2004, between Arthur J. Padovese and the Company	Electronic Transmission

10.5	Limited Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 15, 2004, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto. (11)	Incorporated by Reference

10.6	Reaffirmation of Guaranty dated as of April 15, 2004, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders. (12)	Incorporated by Reference

10.7	Sixth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 27, 2004, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto. (13)	Incorporated by Reference

10.8	Reaffirmation of Guaranty dated as of April 27, 2004 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders. (14)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002, (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

5.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

6.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.

8.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

10.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

11.	Incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

12.	Incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

13.	Incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

14.	Incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

    B.       Reports on Form 8-K: The Company filed the following reports on Form 8-K during the first quarter ended May 1, 2004:

     On February 6, 2004, the Company filed a report on Form 8-K disclosing the announcement by the Company on January 22, 2004, that pending the outcome of negotiations with its landlords, it would be closing up to 111 of its mall and outlet stores. In addition, the Company announced that it had entered into an agency agreement to liquidate the inventory in the 111 stores.

     On March 9, 2004, the Company announced its fourth quarter and year to date earnings for the period ended January 31, 2004. The earnings release was furnished to the SEC on a Form 8-K filed on March 9, 2004.

     On April 16, 2004, the Company announced it had entered into an agreement to amend its revolving credit facility. In addition, the Company announced that they would file a notification of a late filing for its 10-K with the SEC that same day due to a significant pending financing transaction expected to close in the near term. The report on Form 8-K was filed on April 22, 2004.

     On April 26, 2004, the Company announced that it had entered into an agreement for a private placement sale of 17,948,718 shares of common stock to three investors at a price of $1.95 per share. The report on Form 8-K was filed on April 27, 2004.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.

By:	/s/	Peter G. Michielutti

Peter G. Michielutti Executive Vice President and Chief Financial Officer

Date: June 9, 2004

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11¼% Series A Senior Notes due 2004 and specimen Certificate of 11¼% Series B Senior Notes due 2004. (4)	Incorporated by Reference

4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5)	Incorporated by Reference

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (6)	Incorporated by Reference

4.5	Registration Rights Agreement dated as of April 24, 2002, by and among Wilsons The Leather Experts Inc. and the Investors signatory thereto. (7)	Incorporated by Reference

4.6	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (8)	Incorporated by Reference

4.7	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (9)	Incorporated by Reference

4.8	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (10)	Incorporated by Reference

10.1	Second Amendment to Employment Agreement dated April 19, 2004, between Joel N. Waller and the Company	Electronic Transmission

10.2	Second Amendment to Employment Agreement dated April 5, 2004, between David L. Rogers and the Company	Electronic Transmission

10.3	Stay Bonus Agreement dated April 5, 2004, between Peter G. Michielutti and the Company	Electronic Transmission

10.4	Stay Bonus Agreement dated April 5, 2004, between Arthur J. Padovese and the Company	Electronic Transmission

10.5	Limited Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 15, 2004, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto. (11)	Incorporated by Reference

10.6	Reaffirmation of Guaranty dated as of April 15, 2004, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders. (12)	Incorporated by Reference

10.7	Sixth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 27, 2004, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto. (13)	Incorporated by Reference

10.8	Reaffirmation of Guaranty dated as of April 27, 2004 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders. (14)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002, (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

5.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

6.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on May 3, 2002.

8.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

10.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

11.	Incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

12.	Incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

13.	Incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

14.	Incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).