Form 10-Q
period 2004-07-31
WILSONS THE LEATHER EXPERTS INC
filed 2004-09-09
CIK 1016607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark one)

      [X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

      [   ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

Yes [X]            No [    ]

As of September 3, 2004, there were 38,837,507 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.
INDEX

		Page
PART I — FINANCIAL INFORMATION		3
Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as of July 31, 2004 and January 31, 2004	3
	Consolidated Statements of Operations for the three months ended July 31, 2004 and August 2, 2003	4
	Consolidated Statements of Operations for the year-to-date periods ended July 31, 2004 and August 2, 2003	5
	Consolidated Statements of Cash Flows for the year-to-date periods ended July 31, 2004 and August 2, 2003	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II — OTHER INFORMATION		20
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 6.	Exhibits and Reports on Form 8-K	21
Signature		23
Amendment to Stay Bonus Agreement
Unqualified Release Agreement
Agreement - David L. Rogers
Non-Statutory Stock Option Agreement (Director) - 1996
Non-Statutory Stock Option Agreement (Associate) - 1996
Non-Statutory Stock Option Agreement (Director) - 2000
Non-Statutory Stock Option Agreement (Associate) - 2000
Restricted Stock Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Risk Factors Relating to Forward-Looking Statements

PART I — FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 31,	January 31,
	2004	2004(1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,609	$42,403
Accounts receivable, net	2,996	6,122
Inventories	77,917	89,298
Prepaid expenses and other current assets	7,036	3,719

TOTAL CURRENT ASSETS	108,558	141,542
Property and equipment, net	41,996	60,047
Goodwill and other assets, net	2,530	2,538

TOTAL ASSETS	$153,084	$204,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,681	$10,198
Notes payable	490	490
Current portion of long-term debt	8,625	30,635
Accrued expenses	17,470	26,670
Liabilities of discontinued operations	219	406
Income taxes payable	3,521	3,214
Deferred income taxes	8,203	6,477

TOTAL CURRENT LIABILITIES	54,209	78,090
Long-term debt	25,000	25,064
Other long-term liabilities	12,500	13,893
Deferred income taxes	—	1,726

TOTAL LIABILITIES	91,709	118,773

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 38,837,507 and 20,807,706 shares issued and outstanding on July 31, 2004 and January 31, 2004, respectively	388	208
Additional paid-in capital	133,007	100,633
Accumulated deficit	(72,024)	(14,788)
Unearned compensation	—	(701)
Accumulated other comprehensive income	4	2

TOTAL SHAREHOLDERS’ EQUITY	61,375	85,354

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,084	$204,127

The accompanying notes are an integral part of these consolidated financial statements.

(1) Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	July 31,	August 2,
	2004	2003

NET SALES	$55,330	$59,750
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	46,488	56,775

Gross margin	8,842	2,975

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,646	32,475
DEPRECIATION AND AMORTIZATION	3,687	4,027

Operating loss	(28,491)	(33,527)
INTEREST EXPENSE, net	1,953	2,474

Loss before income taxes	(30,444)	(36,001)
INCOME TAX BENEFIT	—	(14,401)

Net loss	$(30,444)	$(21,600)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.14)	$(1.05)

Weighted average shares outstanding — basic and diluted	26,698	20,480

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended
	July 31,	August 2,
	2004	2003
NET SALES	$153,081	$155,051
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	124,821	133,987

Gross margin	28,260	21,064

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	61,755	65,245
DEPRECIATION AND AMORTIZATION	19,044	8,306

Operating loss	(52,539)	(52,487)
INTEREST EXPENSE, net	4,697	4,742

Loss before income taxes	(57,236)	(57,229)
INCOME TAX BENEFIT	—	(22,892)

Net loss	$(57,236)	$(34,337)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(2.42)	$(1.68)

Weighted average shares outstanding — basic and diluted	23,693	20,459

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the year-to-date period ended
	July 31,	August 2,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(57,236)	$(34,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,996	8,250
Amortization	48	56
Amortization of deferred financing costs	1,112	827
Loss on disposal of assets	1,323	30
Restricted stock compensation expense	828	150
Deferred income taxes	—	(9,468)
Changes in operating assets and liabilities:
Accounts receivable, net	3,126	(832)
Inventories	11,381	12,565
Prepaid expenses and other current assets	(3,317)	(7,456)
Refundable income taxes	—	(3,432)
Accounts payable and accrued expenses	(3,717)	(4,895)
Income taxes payable and other liabilities	(1,086)	189

Net cash used in operating activities	(28,542)	(38,353)

INVESTING ACTIVITIES:
Additions to property, equipment and other assets	(2,295)	(4,489)
Proceeds from the sale of property and equipment	27	—
Changes in other assets	—	52

Net cash used in investing activities	(2,268)	(4,437)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	32,426	304
Debt acquisition costs	(1,151)	(1,025)
Repayments of long-term debt	(64)	(22)
(Repurchase of debt) borrowings under revolving credit facility	(22,010)	17,180
Checks written in excess of cash balance	—	6,413
Other financing	2	5

Net cash provided by financing activities	9,203	22,855

NET CASH USED IN DISCONTINUED OPERATIONS	(187)	(10,507)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,794)	(30,442)
CASH AND CASH EQUIVALENTS, beginning of period	42,403	30,442

CASH AND CASH EQUIVALENTS, end of period	$20,609	$—

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	NATURE OF ORGANIZATION

     Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of July 31, 2004, Wilsons Leather operated 453 permanent retail stores located in 45 states and the District of Columbia, including 329 mall stores, 108 outlet stores and 16 airport stores. The Company regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At July 31, 2004, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

     As more fully described in Note 4, on January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in these interim statements pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate so as not to make the information presented misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes included in its 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company’s business is highly seasonal, and accordingly, interim operating results are not indicative of the results that may be expected for the fiscal year ending January 29, 2005.

FISCAL YEAR

     Wilsons Leather’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended January 29, 2005, and January 31, 2004, are referred to herein as 2004 and 2003, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets such as accounts receivable, property and equipment, and inventories, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

INVENTORIES

     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of July 31, 2004, and January 31, 2004, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if the inventory value is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

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

     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is signed. At July 31, 2004, and January 31, 2004, the Company had $0.3 million and $0.5 million, respectively, accrued for store lease terminations.

REVENUE RECOGNITION

     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in cost of goods sold, buying and occupancy costs. Revenue for gift certificate or gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board destination.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued (calculated using the treasury stock method). The following table reconciles the number of shares utilized in the loss per share calculations (in thousands):

	For the three months ended		For the year-to-date period ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Weighted average common shares outstanding — basic	26,698	20,480	23,693	20,459
Effect of dilutive securities: stock options	—	—	—	—
Effect of dilutive securities: warrants	—	—	—	—

Weighted average common shares outstanding — diluted	26,698	20,480	23,693	20,459

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

	For the three months ended		For the year-to-date period ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net Loss:
As reported	$(30,444)	$(21,600)	$(57,236)	$(34,337)
Stock option and purchase plans(1)	(1,519)	(446)	(1,959)	(846)

Pro forma loss	$(31,963)	$(22,046)	$(59,195)	$(35,183)

Basic and diluted loss per share:
As reported	$(1.14)	$(1.05)	$(2.42)	$(1.68)
Stock option and purchase plans	(0.06)	(0.03)	(0.08)	(0.04)

Pro forma loss	$(1.20)	$(1.08)	$(2.50)	$(1.72)

Weighted average fair value of options granted	$2.81	$3.16	$2.28	$2.04

(1)	For the three months ended July 31, 2004 and the year-to-date period ended July 31, 2004, $1,105 of pro-forma expense is due to stock option acceleration from the “change in control” private placement equity transaction which occurred in July 2004 (see Note 9 — “Additional Financing”).

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003:

	Weighted average	Dividend	Expected	Expected
	risk free rate	yield	lives	volatility
2004	3.9%	0.0%	4.8	67.1%
2003	3.0%	0.0%	5.0	55.3%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIEs initially would be measured at their carrying amounts, with any differences between the net amounts added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIEs. As of July 31, 2004, the Company had no entities within the scope of this statement.

     FASB Statement No. 150 (the “Statement”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. As of July 31, 2004, the Company had no financial instruments within the scope of the Statement.

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

     The Travel Subsidiaries had current liabilities of $0.2 million and $0.4 million, respectively, as of July 31, 2004, and January 31, 2004. Due to the de minimis amount of the liability, a separate table is not being provided.

     In May 2003, the Company sold its Miami, Florida, distribution center for net proceeds of $2.5 million. This facility was an asset acquired in the Bentley’s Luggage Corp. acquisition. The net proceeds from the sale decreased cash used by discontinued operations for the year-to-date period ended August 2, 2003.

     The following summarizes the Travel Subsidiaries’ disposal reserve activity during the year-to-date period ended July 31, 2004, (in thousands):

     Discontinued operations reserves:

	January 31,			July 31,
	2004	Usage	Transfers	2004

Store closing(1)	$388	($183)	—	$205
Taxes	18	(4)	—	14

Total liabilities of discontinued operations	$406	($187)	—	$219

(1)	Primarily includes vendor chargebacks and other miscellaneous liabilities associated with the liquidation of the Travel Subsidiaries.

4.             RESTRUCTURING AND PARTIAL STORE LIQUIDATION

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

     The Company recorded expenses related to the restructuring and partial store liquidation of $22.4 million in the year-to-date period ended July 31, 2004, primarily related to accelerated depreciation of fixed assets and lease termination costs related to store closings. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed. As of July 31, 2004, the Company had successfully negotiated 96.0% of its lease terminations. The overall net cash outlay for the restructuring costs is anticipated to be at or near zero.

5.	OTHER COMPREHENSIVE INCOME

     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheet. Other comprehensive income consists of foreign currency translation adjustments. For the quarters ending July 31, 2004, and August 2, 2003, the amounts were de minimis.

6.	LONG-TERM AND SHORT-TERM DEBT

     Long-term debt at July 31, 2004, and January 31, 2004, consisted of the following (in thousands):

	July 31,	January 31,
	2004	2004

Senior notes	$8,625	$30,590
Term B promissory note	25,000	25,000
Note payable	490	490
Other loans	—	109

Total debt	$34,115	$56,189
Less: current portion	(9,115)	(31,125)

Total long-term debt	$25,000	$25,064

SENIOR NOTES

     On August 18, 1997, the Company issued $75.0 million of 11¼% Senior Notes due August 15, 2004 (the “11¼% Senior Notes”). Interest on the 11¼% Senior Notes was payable semiannually in arrears on February 15 and August 15 of each year. The Company repurchased an aggregate of $44.4 million of the 11¼% Senior Notes in fiscal 1998, 1999 and 2000. In addition, during July 2004 the Company repurchased an additional $22.0 million of the 11¼% Senior Notes. As of July 31, 2004, and January 31, 2004, the outstanding balance on the 11¼% Senior Notes was $8.6 million and $30.6 million, respectively. The 11¼% Senior Notes were classified as current as of July 31, 2004, and January 31, 2004. As discussed in Note 10, “Subsequent Events”, the 11¼% Senior Notes were paid in full at maturity.

     The 11¼% Senior Notes were general unsecured obligations that ranked senior in right of payment to all existing and future subordinated indebtedness and ranked on equal terms in right of payment with all other current and future unsubordinated indebtedness. The indenture governing the 11¼% Senior Notes contained numerous operating covenants that limited the discretion of management with respect to certain business matters and that placed significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to declare or pay any dividend, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. At July 31, 2004, the Company was in compliance with all covenants of the 11¼% Senior Notes.

REVOLVING CREDIT AGREEMENT AND TERM B PROMISSORY NOTE

     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, January 21, 2004, April 15, 2004, and April 27, 2004, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. With the completion of the sale of capital stock (described below in Note 9, “Additional Financing”), and the subsequent repayment of the 11¼% Senior Notes in full at maturity (see Note 10, “Subsequent Events”), the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.

     The senior credit facility contains certain restrictions and covenants which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; prepay, repurchase or pay any principal on any 11¼% Senior Notes, except pursuant to a permitted refinancing; create liens or other encumbrances; or pay cash dividends or make other distributions. At July 31, 2004, the Company was in compliance with all covenants related to the senior credit facility.

     At July 31, 2004, and January 31, 2004, there were no borrowings under the revolving portion of the credit facility. At July 31, 2004, and January 31, 2004, there were $14.6 million and $6.7 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $25.0 million on July 31, 2004, and January 31, 2004.

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

8.	SUPPLEMENTAL BALANCE SHEET INFORMATION

	July 31,	January 31,
(in thousands)	2004	2004

Accounts receivable, net:
Trade receivables	$2,175	$5,290
Other receivables	873	964

Total	3,048	6,254
Less — Allowance for doubtful accounts	(35)	(88)
Less — Deferred sales	(17)	(44)

Total accounts receivable, net	$2,996	$6,122

Inventories:
Raw materials	$2,166	$3,189
Finished goods	75,751	86,109

Total inventories	$77,917	$89,298

Property and equipment, net:
Equipment and furniture	$77,856	$91,555
Leasehold improvements	24,438	32,267

Total	102,294	123,822
Less — Accumulated depreciation	(60,298)	(63,775)

Total property and equipment, net	$41,996	$60,047

Goodwill and other assets, net:
Goodwill	$72	$72
Debt issuance costs	6,610	7,001
Other assets	131	186

Total	6,813	7,259
Less — Accumulated amortization	(4,283)	(4,721)

Total goodwill and other assets, net	$2,530	$2,538

9.	ADDITIONAL FINANCING

     On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, the Company issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing, issued an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. On July 9, 2004, the Company repurchased $22.0 million of the 11¼% Senior Notes with proceeds from the Equity Financing and repaid the balance of the 11¼% Senior Notes at maturity and will use the balance of these funds for general working capital purposes. The relative fair value of the warrants and common stock sold, determined using the Black-Scholes model, was allocated within additional paid-in capital at closing. As of July 31, 2004, the warrants have a fair value of $3.39 per share or $13,560,000 in total.

     The Equity Financing qualified as a “change in control” pursuant to the Company’s equity compensation plans. As such, vesting was accelerated on all outstanding unvested stock options and restricted stock as of July 2, 2004.

10.	SUBSEQUENT EVENTS

     The Company fully repaid the remaining $8.6 million balance on the 11¼% Senior Notes at maturity. Pursuant to the terms of the senior credit facility, as amended, the expiration date of the senior credit facility, including the Term B promissory note, was extended to June 28, 2008. As the Equity Financing was completed during the second quarter of 2004 (see Note 9, “Additional Financing”) and the repurchase of the 11¼% Senior Notes had been provided for, as mentioned above, the Term B promissory note was classified as long-term as of July 31, 2004.

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

     As of July 31, 2004, we operated a total of 453 permanent retail stores located in 45 states and the District of Columbia, including 329 mall stores, 108 outlet stores and 16 airport stores. Each year we supplement our permanent stores with seasonal stores during our peak selling season.

     Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of both classic and contemporary leather outerwear, accessories and apparel. Our outlet stores are operated primarily under the Wilsons Leather Outlet™ name, average approximately 4,000 total leased square feet, and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the world’s busiest airports. Our e-commerce site, www.wilsonsleather.com, offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. Our proprietary labels, including M. Julian®, Maxima®, Pelle Studio® and Wilsons Leather™, are positioned to appeal to identified customer lifestyle segments.

     In evaluating our financial performance and operating trends, management considers information concerning our operating loss, net loss, basic and diluted loss per share and certain other information before liquidation and restructuring costs that are not calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). A reconciliation of these non-GAAP financial measures to GAAP numbers for the three month and year-to-date periods ending July 31, 2004, is included in the tables below. We believe that the non-GAAP numbers calculated before liquidation and restructuring costs provide a useful analysis of our ongoing operating trends and in comparing operating performance period to period. We evaluate these non-GAAP numbers calculated before liquidation and restructuring costs on a quarterly basis in order to measure and understand our ongoing operating trends.

Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the three months ended July 31, 2004:
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the three months ended		For the three months ended
		Restructuring
	July 31, 2004	And Other	July 31, 2004
	As Reported	Charges (1)	Adjusted
NET SALES	$55,330	$—	$55,330
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	46,488	(950)	47,438

Gross margin	8,842	950	7,892

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,646	9,052	24,594
DEPRECIATION AND AMORTIZATION	3,687	117	3,570

Operating loss	(28,491)	(8,219)	(20,272)
INTEREST EXPENSE, net	1,953	—	1,953

Loss before income taxes	(30,444)	(8,219)	(22,225)
INCOME TAX BENEFIT	—	—	—

Net loss	$(30,444)	$(8,219)	$(22,225)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.14)	$(0.31)	$(0.83)

Weighted average shares outstanding — basic and diluted	26,698	—	26,698

(1)	Includes $8.2 million related primarily to lease termination costs and asset write-offs related to store closings and other restructuring costs.

Reconciliation of GAAP Consolidated Statements of Operations to
Adjusted Statement of Operations for the year-to-date period ended July 31, 2004:
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the year-to-date		For the year-to-date
	period ended	Restructuring	period ended
	July 31, 2004	And Other	July 31, 2004
	As Reported	Charges (1)	Adjusted
NET SALES	$153,081	$20,778	$132,303
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	124,821	19,584	105,237

Gross margin	28,260	1,194	27,066

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	61,755	12,306	49,449
DEPRECIATION AND AMORTIZATION	19,044	11,285	7,759

Operating loss	(52,539)	(22,397)	(30,142)
INTEREST EXPENSE, net	4,697	—	4,697

Loss before income taxes	(57,236)	(22,397)	(34,839)
INCOME TAX BENEFIT	—	—	—

Net loss	$(57,236)	$(22,397)	$(34,839)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(2.42)	$(0.95)	$(1.47)

Weighted average shares outstanding — basic and diluted	23,693	—	23,693

(1)	Includes $22.4 million related primarily to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, lease termination costs, accelerated depreciation, and asset write-offs related to store closings, and other restructuring costs.

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

     In addition, general and administrative expenses are monitored in absolute amounts, as well as on a percentage of sales basis. We continue to monitor product costs and promotional activity, which allows us to generally maintain acceptable margin levels. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total sales.

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

     Comparable store sales increased 11.0% in the three months ended July 31, 2004, and increased 3.1% in the year-to-date period ended July 31, 2004, compared to a 5.6% and 2.2% decrease in comparable store sales in the same periods of the prior year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The liquidation stores are not included in the comparable store sales calculation. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the same period in the prior year.

     On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing, issued an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. On July 9, 2004, we repurchased $22.0 million of our 11¼% Senior Notes due August 15, 2004 (the “11¼% Senior Notes”) with proceeds from the Equity Financing and repaid the balance of the 11¼% Senior Notes at maturity and will use the balance of these funds for general working capital purposes.

CRITICAL ACCOUNTING POLICIES

     We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that begins on page 24 of our 2003 Annual Report on Form 10-K. No material changes occurred to these policies in the periods covered by this quarterly report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004, COMPARED TO THE THREE MONTHS ENDED AUGUST 2, 2003

     Net Sales. Net sales decreased 7.4% to $55.3 million in the three months ended July 31, 2004, from $59.8 million in the comparable period last year. The sales decrease during the quarter is the result of having, on average, 152.5 fewer stores, or an approximate decrease in the number of stores of 25.1%. Comparable store sales for the three months ended July 31, 2004, increased 11.0% compared to a decrease of 5.6% in comparable store sales for the same period last year. This comparable store sales increase was primarily driven by special clearance sales in the second quarter and improved marketing efforts to drive customers into our stores in the first two quarters of 2004. Comparable store sales for 2004 do not include sales for the liquidation stores.

     We opened one store and closed six stores in the three months ended July 31, 2004, compared to opening three stores and closing eight stores in the comparable period last year. As of July 31, 2004, we operated 453 stores compared to 607 stores (including the 111 liquidation stores closed in 2004) at August 2, 2003. We regularly supplement our permanent mall stores with seasonal stores during our peak selling season from October to January.

     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $10.3 million, or 18.1%, in the three months ended July 31, 2004, compared to the comparable period last year. This resulted in a $5.9 million increase in gross margin in the three months ended July 31, 2004, compared to the corresponding period in 2003. The gross margin percentage also increased to 16.0% in the three months ended July 31, 2004, compared to 5.0% in the comparable period last year. The increase in gross margin was largely due to an improvement in buying and occupancy costs of $7.2 million driven by: (1) an improvement of $6.8 million in occupancy costs due to fewer stores open in 2004 compared to 2003, and (2) a $0.4 million decrease in distribution center costs due to the closure of the Las Vegas, Nevada distribution center in late January 2004. This improvement was also driven by a lower level of clearance goods as a result of the liquidation process, as well as positive sell-through of new receipts.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased to $33.6 million in 2004 from $32.5 million in 2003, and increased as a percentage of net sales to 60.8% from 54.4%. The $1.1 million increase was primarily due to: (1) a $9.1 million increase over the prior year for restructuring costs primarily related to store closures, severance, and other non-recurring compensation charges, and (2) a $0.2 million increase over the prior year for general administrative expense. These expense increases were largely offset by: (1) a $3.9 million decrease in store selling expenses primarily due to a 25.1% reduction in store count and tighter cost control, (2) a $1.2 million decrease in sales promotion expense due to the deferral of spending until the third quarter of 2004 and less direct advertising as compared to the prior year, (3) a $0.5 million decrease in other store expenses also due to a lower average store count, (4) a $0.2 million decrease in e-commerce expenses due to fewer functionality improvements over the prior year and lower sales promotion expenses related to the preparation for outsourcing e-commerce operations in the third quarter of 2004, (5) a $1.9 million decrease in legal expenses due to a 2003 charge of $1.9 million taken in the second quarter of 2003 in connection with a class action lawsuit, and (6) a $0.5 million decrease in other administrative costs related to the reduced store count and corporate restructuring and cost-saving initiatives.

     SG&A expenses as a percentage of net sales, excluding restructuring costs (which totaled $9.1 million, or 16.4%), decreased to 44.4% compared to 54.4% for the second quarter of last year. This reduction is a result of continued improvement in controlling store-related expenses, the closing of 25.1% of the store base and the overhead reductions implemented in January 2004, all discussed above.

     Depreciation and Amortization. Depreciation and amortization decreased to $3.7 million in the three months ended July 31, 2004, from $4.0 million in the comparable period last year, and remained flat as a percentage of net sales at 6.7%. The decrease of $0.3 million was primarily the result of $0.2 million in decreased administrative depreciation as a result of a lower level of headquarters assets due to headcount reductions at our headquarters and closures of two distribution centers in the fourth quarter of 2003 and $0.6 million in lower store depreciation due to 25.1% fewer stores in 2004 compared to 2003, offset by $0.5 million in accelerated depreciation recorded in 2004 compared to $0.1 million in 2003.

     Operating Loss. As a result of the above, the operating loss was $28.5 million in the three months ended July 31, 2004, compared to a $33.5 million loss for the comparable period last year, or 51.5% of net sales in 2004 as compared to 56.1% of net sales in 2003. This was largely due to restructuring costs of $8.2 million in 2004, offset by: (1) $7.8 million in lower SG&A expenses in 2004 compared to 2003, (2) $4.9 million in improved gross margin as compared to the prior year, and (3) $0.3 million in favorable depreciation expense in 2004 due to a lower asset base.

     Excluding the restructuring charges, the operating loss for the quarter was $20.3 million, a 39.5% improvement over the $33.5 million operating loss in the comparable period of 2003. This improvement reflects the restructuring and store closing initiatives, as well as the impact of improved product margins and increases in comparable store sales.

     Interest Expense. Net interest expense decreased to $2.0 million in 2004 from $2.5 million in 2003, primarily due to the early repurchase of $22.0 million of the 11¼% Senior Notes and reduced amortization of debt issuance costs. The restructuring activities did not impact interest expense.

     Income Tax Benefit. There was no income tax benefit in 2004 compared to $14.4 million in 2003 due to sustained losses, which currently require the recording of a valuation allowance in 2004 against potentially unrealizable net operating losses in future periods. As a result, the effective rate was reduced from 40.0% in 2003 to 0.0% in 2004. The ability to utilize net operating loss carryforwards may be limited under various provisions of the Internal Revenue Code. At this time, we are in the preliminary stages of determining if such limitations are applicable.

     Net Loss. As a result of the above, the net loss for the three months ended July 31, 2004, was $30.4 million compared to a net loss of $21.6 million in the comparable period last year. The $8.8 million increase in net loss over the prior year is primarily due to the $8.2 million of charges related to restructuring activities and no tax benefit recorded during the second quarter of 2004. Excluding the restructuring charges, the net loss for the second quarter of 2004 was $22.2 million compared to $21.6 million in the comparable period of 2003.

RESULTS OF OPERATIONS FOR THE YEAR-TO-DATE PERIOD ENDED JULY 31, 2004, COMPARED TO THE YEAR-TO-DATE PERIOD ENDED AUGUST 2, 2003

     Net Sales. Net sales decreased 1.3% to $153.1 million in the year-to-date period ended July 31, 2004, from $155.1 million in the comparable period last year. Included in sales for the first two quarters of 2004 was approximately $20.8 million in liquidation sales resulting from the liquidation of 111 stores begun in the fourth quarter of 2003 and ended in April of 2004. See Note 4, “Restructuring and Partial Store Liquidation.”

     Comparable store sales for the year-to-date period ended July 31, 2004, increased 3.1% compared to a 2.2% decrease in comparable store sales for the same period last year. This comparable store sales increase was primarily driven by special clearance sales in the second quarter, offset by competition from the liquidation stores in the first quarter. Comparable store sales for 2004 do not include sales for the liquidation stores. Excluding the $20.8 million in liquidation sales, net sales decreased 14.7% to $132.3 million, reflecting the 25.2% average store count decline.

     We opened four stores and closed 11 stores in the year-to-date period ended July 31, 2004 (excluding the 111 liquidation stores), compared to opening eight stores and closing 19 stores in the comparable period last year. As of July 31, 2004, we operated 453 stores compared to 607 stores (including the 111 liquidation stores closed in 2004) at August 2, 2003. We regularly supplement our permanent mall stores with seasonal stores during our peak selling season from October to January.

     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $9.2 million, or 6.8%, in the year-to-date period ended July 31, 2004, compared to the comparable period last year. This resulted in a $7.2 million increase in gross margin in the current period compared to the corresponding period in 2003. The gross margin percentage also increased to 18.5 % in the year-to-date period ended July 31, 2004, compared to 13.6% in the comparable period last year. The increased gross margin was due primarily to $13.4 million in decreased buying and occupancy costs. The improvement in buying and occupancy costs was largely driven by: (1) an improvement of $12.5 million in occupancy costs as a result of an average of 25.2% fewer stores open in 2004 compared to 2003, (2) a $0.8 million decrease in distribution center costs due to the closure of the Las Vegas, Nevada distribution center in late January 2004, and (3) a $0.1 million decrease in other merchandising costs. This improvement was also driven by a lower level of clearance goods as a result of the liquidation process as well as positive sell-through of new receipts.

     Selling, General and Administrative Expenses. SG&A expenses decreased to $61.8 million in 2004 from $65.2 million in 2003, and decreased as a percentage of net sales to 40.3% from 42.1%. The $3.5 million decrease was primarily due to: (1) an $8.8 million decrease in store selling expenses primarily due to tighter cost control and a 25.2% reduction in store count, (2) a $2.0 million decrease in other store expenses also due to a lower average store count, (3) a $0.5 million decrease in e-commerce expenses due to fewer functionality improvements over the prior year and lower sales promotion expenses due to the preparation for outsourcing e-commerce operations in the third quarter of 2004, (4) a $1.9 million decrease in legal expenses related to a charge of $1.9 million taken in the second quarter of 2003 in connection with a class action lawsuit, (5) a $1.2 million decrease in other administration costs related to a reduced store count and corporate restructuring and cost-saving initiatives, and (6) a $1.4 million decrease in sales promotion expense due to deferral of spending until the third quarter of 2004 and less spending on direct advertising as compared to the prior year. These expense reductions were offset by a $12.3 million increase over the prior year for liquidation and restructuring costs related primarily to store closures, severance and other non-recurring compensation charges.

     SG&A expenses as a percentage of net sales, excluding liquidation and restructuring charges (which totaled $12.3 million, or 8.0%, decreased to 37.4% compared to 42.1% for the first two quarters of last year. This reduction is a result of continued improvement in controlling store-related expenses, the closing of underperforming stores and the overhead reductions implemented in January 2004, all discussed above.

     Depreciation and Amortization. Depreciation and amortization increased to $19.0 million in the year-to-date period ended July 31, 2004, from $8.3 million in the comparable period last year, and increased as a percentage of net sales to 12.4% from 5.4%. The increase of $10.7 million was primarily the result of $11.3 million in accelerated depreciation recorded in 2004 for the 111 liquidation stores, offset by $0.6 million in decreased administrative depreciation as a result of lower level of headquarters assets due to headcount reductions at our headquarters and closures of two distribution centers in the fourth quarter of 2003 and a lower level of store assets related to a reduced store count.

     Depreciation and amortization, excluding liquidation effects (which totaled $11.3 million, or 7.4% of net sales), decreased to $7.8 million, or 5.9% of net sales, compared to $8.3 million, or 5.4% of net sales, in the first two quarters last year. This decrease is due to a lower level of administrative and store assets.

     Operating Loss. As a result of the above, the operating loss was $52.5 million in the year-to-date period ended July 31, 2004, compared to a $52.5 million operating loss for the comparable period last year, or 34.3% of net sales in 2004 as compared to 33.9% of net sales in 2003. This was largely due to liquidation and restructuring costs of $22.4 million in 2004, offset by: (1) $15.8 million in lower SG&A expenses in 2004 compared to 2003, (2) $6.0 million in improved external gross margin as compared to the prior year, and (3) $0.6 million in favorable depreciation expense in 2004 due to a lower asset base.

     Excluding the liquidation and restructuring charges, the operating loss for the first two quarters was $30.1 million, a 42.6% improvement over the $52.5 million operating loss in the first two quarters of 2003. This improvement reflects the restructuring and store closing initiatives as well as the impact of improved product margins.

     Interest Expense. Net interest expense was flat to the prior year at $4.7 million in 2004 compared to 2003, primarily due to a $0.5 million write-off of debt issuance costs related to the amended senior credit facility, which reduced our revolving line of credit borrowing capacity from $180.0 million to $125.0 million, offset by interest savings from early repurchase of $22.0 million of the 11¼% Senior Notes and reduced amortization of debt issuance costs. The liquidation and restructuring activities did not impact interest expense.

     Income Tax Benefit. There was no income tax benefit in 2004 compared to $22.9 million in 2003 due to sustained losses, which currently require the recording of a valuation allowance in 2004 against potentially unrealizable net operating losses in future periods. As a result, the effective rate was reduced from 40.0% in 2003 to 0.0% in 2004. The ability to utilize net operating loss carryforwards may be limited under various provisions of the Internal Revenue Code. At this time, we are in the preliminary stages of determining if such limitations are applicable.

     Net Loss. As a result of the above, the net loss for the year-to-date period ended July 31, 2004, was $57.2 million compared to a net loss of $34.3 million in the comparable period last year. The $22.9 million increase in net loss over the prior year is primarily due to the $22.4 million of charges related to liquidation and restructuring activities, and no tax benefit recorded during the year-to-date period ended July 31, 2004. Excluding the liquidation and restructuring charges, the net loss for the year-to-date period ended July 31, 2004 was $34.8 million.

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

     Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our leather products, tend to decline during recessionary periods when disposable income is lower. The uncertain outlook in the United States’ economy has shifted consumer spending habits toward large discount retailers, which has decreased mall traffic, resulting in lower net sales on a quarterly and annual basis.

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

     General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on April 15, 2004, and April 27, 2004 (the “senior credit facility” or the “credit agreement”), that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

•	85% of net inventories, provided that such percentage at no time may exceed 85% of the then applicable discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation, except that the discount rate is gradually increased from August 17 to October 1 of each year and gradually decreased from December 17 to February 1 of each year, and except that such amount is reduced by the amount of certain in-transit inventory to the extent such in-transit inventory reflects a disproportionate amount of our total inventory;

•	plus 85% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of credit card receivables; and

•	minus a $10.0 million reserve.

     In addition, borrowings under the senior credit facility are subject to the further limitations that:

•	the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of-business basis;

•	the total borrowings (i.e. the revolving credit portion of the facility and the Term B promissory note) cannot exceed the sum of 85% of the book value of credit card receivables, plus 95% (100% during August, September and October) of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of-business basis; and

•	from December 31 of each year, through March 31 of the following year, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $20.0 million.

     Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. As of July 31, 2004, we had no borrowings under the revolving portion of the credit facility, $25.0 million under the Term B promissory note and $14.6 million in outstanding letters of credit.

     Except as noted in the next sentence, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 3.25%, or the “prime” rate plus 2.0% (commercial paper rate plus 3.25% if the loan is made under the “swing line” portion of the revolver). If we meet certain financial tests for our fiscal year ending January 29, 2005, these rates will be reduced by 0.50% per annum thereafter. Interest is payable on the $25.0 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. With the completion of the sale of capital stock (described above under Note 9, “Additional Financing”) and subsequent repurchase of the 11¼% Senior Notes (described above in Note 10, “Subsequent Events”), the senior credit facility will expire on June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 1% prepayment fee. The revolving credit portion of the facility is subject to a 1% prepayment fee under most circumstances. The Term B promissory note is prepayable, only with the consent of the senior lenders under the senior credit facility.

     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions.

     We plan to use the senior credit facility for our immediate and future working capital needs. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We believe that borrowing capacity under the senior credit facility, together with cash on hand, current and anticipated cash flow from operations, cost reductions associated with the 111 liquidation stores and the proceeds from the Equity Financing discussed below, will be adequate to meet our working capital and capital expenditure requirements through the next twelve months.

     On August 18, 1997, we completed a private offering of $75.0 million of our 11¼% Senior Notes to certain institutional buyers. The 11¼% Senior Notes, matured on August 15, 2004, and as of July 31, 2004, had a balance remaining of $8.6 million, and were classified as current. During fiscal 2000 and fiscal 1999, we repurchased $13.3 million and $26.1 million, respectively, of our 11¼% Senior Notes. On July 9, 2004, the Company repurchased $22.0 million of the 11¼% Senior Notes with proceeds from the Equity Financing. We repaid the remaining $8.6 million balance of the 11¼% Senior Notes at maturity.

     On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share. The Equity Financing closed on July 2, 2004, with gross proceeds of $35.0 million before offering costs. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. The proceeds of the offering were used to repay the 11¼% Senior Notes described above. The remaining balance of these funds will be used for general working capital purposes.

CASH FLOW ANALYSIS

     Operating Activities. Operating activities for the year-to-date period ended July 31, 2004, resulted in cash used of $28.5 million compared to cash used of $38.4 million in the corresponding period of 2003.

     The $28.5 million of cash used by operating activities in 2004 was comprised of sources of cash including: (1) an $11.4 million decrease in inventories due to a strategic operating decision to keep inventory levels more tightly managed than in previous years and a lower store count than in the prior year due to the net closure of 111 liquidation stores and approximately 40 other stores, bringing the average store count to 457 for the year-to-date period of 2004, compared to 612 for the comparable period of 2003 (a 25.2% decrease), (2) $22.3 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, of which $11.3 million was related to the 111 liquidation stores, and (3) a $3.1 million decrease in accounts receivable primarily due to lower credit card receivables as a result of a lower store count.

     These sources of cash were primarily offset by: (1) a net loss from operations of $57.2 million (of which $22.4 million related to charges for the 111 store liquidation and other restructuring activities), (2) a $3.7 million decrease in accounts payable and accrued expenses from a reduction in the volume of merchandise purchased and a lower level of general non-merchandise vendor purchases in 2004 compared to 2003, (3) a $3.3 million increase in prepaid expenses due to $3.0 million in higher prepaid rent due to the timing of rent payments, and $0.4 million in higher insurance prepaids due to renewal of corporate policies, which were offset by $0.1 million in lower supplies due to fewer stores, and (4) a $1.1 million decrease in income taxes payable and other liabilities primarily due to $1.5 million in reductions in straight-line rent due to the 111 store liquidation event and amortization of deferred gain on the sale/leaseback of our headquarters facility, offset by a $0.3 million increase in miscellaneous income tax liability accounts, and a $0.1 million increase in sublease deposits refundable.

     The $38.4 million of cash used by operating activities in 2003 was comprised of: a $12.6 million decrease in inventories due to clearance sales and a $9.3 million non-cash adjustment for depreciation and amortization expense.

     These sources of cash in 2003 were primarily offset by: (1) a $34.3 million net loss from operations, (2) a $7.5 million increase in prepaids due to timing of rent payments, (3) a $3.3 million increase in income taxes refundable/payable and other liabilities primarily due to net operating losses, (4) a $4.9 million decrease in accrued expenses and accounts payable due to the seasonality of the business, (5) a $0.8 million increase in accounts receivable, and (6) a $9.5 million increase in deferred income taxes.

     Investing Activities. Investing activities for the year-to-date period ended July 31, 2004, were comprised of $2.3 million in capital expenditures primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by de minimis proceeds on the sale of property and equipment. For 2004, capital expenditures are capped by the senior credit facility at $6.0 million.

     Investing activities for the year-to-date period ended August 2, 2003, were comprised primarily of $4.4 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores.

     Financing Activities. Cash provided by financing activities for the year-to-date period ended July 31, 2004, was $9.2 million and was comprised primarily of $32.4 million in net proceeds from the Equity Financing, offset by $22.0 million used for payment of the 11¼% Senior Notes and $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.

     Cash provided by financing activities for the year-to-date period ended August 2, 2003, was $22.9 million, which was comprised primarily of $23.6 million provided by revolver financing and checks written in excess of cash balances, and $0.3 million from the issuance of common stock and exercise of stock options, partially offset by $1.0 million used for debt acquisition costs.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 2, “— Recently Issued Accounting Pronouncements”, to the consolidated financial statements beginning on page 9 of this report for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Factors that could cause actual results to differ include: changes in customer shopping patterns; competition in our markets; economic uncertainty; change in consumer preferences and fashion trends away from leather; reductions in our comparable store sales and operating results over the past three years; our inability to grow the business as planned; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of the business; risks associated with our debt covenant compliance; risks associated with estimates made in our critical accounting policies; loss of key members of our management team; dilution to our shareholders as a result of the refinancing; concentration of our common stock; volatility of the price of our common stock; reliance on third parties for maintaining our management information systems; war, acts of terrorism or the threat of either; interruption in the operation of corporate offices and distribution centers; and public sale of common stock by existing shareholders. Certain of these risk factors are more fully discussed in Exhibit 99.1 filed with this quarterly report on Form 10-Q.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the “prime” rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of July 31, 2004, we had no borrowings under the revolving portion of the credit facility, $25.0 million under the Term B promissory note, and $14.6 million in outstanding letters of credit.

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

     See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the second quarter of 2004.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 2, 2004, we sold 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share in the Equity Financing discussed above. As additional consideration for the investors’ commitment, on April 25, 2004, the Company issued two million warrants exercisable for five years to the investors, and on July 2, 2004, issued an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. We received net proceeds of $32.4 million in the Equity Financing.

     Because the sales of shares were made to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Act”), we believe they are exempt from the registration requirements of the Act. The shares sold and the shares underlying the warrants were subsequently registered for resale pursuant to a Registration Statement on Form S–3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting held on June 3, 2004, the shareholders approved the following:

(a)	The election of two directors for a three-year term. Each nominated director was elected as follows:

Director-Nominee	Votes For	Votes Withheld
Michael T. Cowhig	19,939,820	167,727
David L. Rogers	19,879,496	228,051

(b)	Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending January 29, 2005.

The proposal received 20,080,039 votes for and 3,798 votes against. There were 23,710 abstentions and no broker non-votes.

     At our special meeting held on June 24, 2004, the shareholders approved the following:

The issuance and sale of an aggregate of 17,948,718 shares of our common stock and warrants to purchase an aggregate of two million shares of our common stock on the terms and subject to the conditions described in our Proxy Statement dated May 20, 2004.

The proposal received 13,159,971 votes for and 1,295,688 votes against. There were 48,207 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11¼% Series A Senior Notes due 2004 and specimen Certificate of 11¼% Series B Senior Notes due 2004. (4)	Incorporated by Reference

4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5)	Incorporated by Reference

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (6)	Incorporated by Reference

4.5	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (7)	Incorporated by Reference

4.6	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (8)	Incorporated by Reference

4.7	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (9)	Incorporated by Reference

10.1	First Amendment to Stay Bonus Agreement dated as of June 21, 2004, by Peter G. Michielutti and the Company	Electronic Transmission

10.2	Unqualified Release Agreement dated as of July 13, 2004, by Jenele C. Grassle and the Company	Electronic Transmission

10.3	Agreement dated as of July 29, 2004, by David L. Rogers and the Company	Electronic Transmission

10.4	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 1996 Stock Option Plan	Electronic Transmission

10.5	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 1996 Stock Option Plan	Electronic Transmission

10.6	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 2000 Long Term Incentive Plan	Electronic Transmission

10.7	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan	Electronic Transmission

10.8	Form of Restricted Stock Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan	Electronic Transmission

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

99.1	Risk Factors Relating to Forward-Looking Statements	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002, (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

5.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

6.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

7.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

B.	Reports on Form 8-K: The Company filed the following reports on Form 8-K during the second quarter ended July 31, 2004:

     On May 11, 2004, the Company announced that it received a non-binding proposal from an institutional investor for the purchase in a private placement of 16,279,070 shares of common stock. The report on Form 8-K was filed on May 17, 2004.

     On May 18, 2004, the Company announced its first quarter and year-to-date earnings for the period ended May 1, 2004. The earnings release was furnished to the SEC on a Form 8-K filed on May 18, 2004.

     On May 19, 2004, the Company filed an amended Form 8-K/A to correct inadvertent formatting errors made by the Company’s financial printer on the EDGAR version of the May 1, 2004 balance sheet previously reported on a Form 8-K filed on May 18, 2004.

     On June 24, 2004, the Company announced that its shareholders approved the sale in a private placement of 17,948,718 newly issued shares of its common stock and warrants to purchase an additional two million shares of common stock. The report on Form 8-K was filed on June 25, 2004.

     On July 2, 2004, the Company announced that it had issued 17,948,718 shares of its common stock to three institutional investors. In addition, the Company issued two million warrants to the investors as additional consideration for the purchase. The Company received $35.0 million before offering expenses. The report on Form 8-K was filed on July 16, 2004.

     On July 29, 2004, the Company announced the resignation of David L. Rogers, President and Chief Operating Officer effective August 2, 2004. Mr. Rogers will remain a director of the Company. The report on Form 8-K was filed on July 29, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.

By:	/s/ Peter G. Michielutti

Peter G. Michielutti Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date: September 9, 2004

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11¼% Series A Senior Notes due 2004 and specimen Certificate of 11¼% Series B Senior Notes due 2004. (4)	Incorporated by Reference

4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5)	Incorporated by Reference

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (6)	Incorporated by Reference

4.5	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (7)	Incorporated by Reference

4.6	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (8)	Incorporated by Reference

4.7	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (9)	Incorporated by Reference

10.1	First Amendment to Stay Bonus Agreement dated as of June 21, 2004, by Peter G. Michielutti and the Company	Electronic Transmission

10.2	Unqualified Release Agreement dated as of July 13, 2004, by Jenele C. Grassle and the Company	Electronic Transmission

10.3	Agreement dated as of July 29, 2004, by David L. Rogers and the Company	Electronic Transmission

10.4	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 1996 Stock Option Plan	Electronic Transmission

10.5	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 1996 Stock Option Plan	Electronic Transmission

10.6	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 2000 Long Term Incentive Plan	Electronic Transmission

10.7	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan	Electronic Transmission

10.8	Form of Restricted Stock Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan	Electronic Transmission

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

99.1	Risk Factors Relating to Forward-Looking Statements	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002, (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004, (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

5.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

6.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

7.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.