Form 10-Q
period 2004-10-30
WILSONS THE LEATHER EXPERTS INC
filed 2004-12-09
CIK 1016607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Yes [X]          No [   ]

As of December 2, 2004, there were 38,868,698 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 30,	January 31,
	2004	2004(1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$42,403
Accounts receivable, net	4,463	6,122
Inventories	124,760	89,298
Prepaid expenses and other current assets	7,725	3,719

TOTAL CURRENT ASSETS	136,948	141,542
Property and equipment, net	40,556	60,047
Goodwill and other assets, net	2,393	2,538

TOTAL ASSETS	$179,897	$204,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,144	$10,198
Notes payable	21,557	490
Current portion of long-term debt	—	30,635
Accrued expenses	20,948	26,670
Liabilities of discontinued operations	296	406
Income taxes payable	3,585	3,214
Deferred income taxes	8,203	6,477

TOTAL CURRENT LIABILITIES	89,733	78,090
Long-term debt	25,000	25,064
Other long-term liabilities	12,312	13,893
Deferred income taxes	—	1,726

TOTAL LIABILITIES	127,045	118,773

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 38,853,698 and 20,807,706 shares issued and outstanding on October 30, 2004 and January 31, 2004, respectively	389	208
Additional paid-in capital	133,283	100,633
Accumulated deficit	(80,535)	(14,788)
Unearned compensation	(289)	(701)
Accumulated other comprehensive income	4	2

TOTAL SHAREHOLDERS’ EQUITY	52,852	85,354

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,897	$204,127

The accompanying notes are an integral part of these consolidated financial statements.

(1) Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	October 30,	November 1,
	2004	2003
NET SALES	$87,923	$97,880
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	62,846	75,003

Gross margin	25,077	22,877

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,851	35,124
DEPRECIATION AND AMORTIZATION	3,334	4,226

Operating loss	(7,108)	(16,473)
INTEREST EXPENSE, net	1,385	2,889

Loss before income taxes	(8,493)	(19,362)
INCOME TAX BENEFIT	—	(7,744)

Net loss	$(8,493)	$(11,618)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.22)	$(0.57)

Weighted average shares outstanding — basic and diluted	38,843	20,551

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year-to-date period ended
	October 30,	November 1,
	2004	2003
NET SALES	$241,004	$252,931
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	187,667	208,990

Gross margin	53,337	43,941

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	90,606	100,369
DEPRECIATION AND AMORTIZATION	22,378	12,532

Operating loss	(59,647)	(68,960)
INTEREST EXPENSE, net	6,082	7,631

Loss before income taxes	(65,729)	(76,591)
INCOME TAX BENEFIT	—	(30,636)

Net loss	$(65,729)	$(45,955)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(2.29)	$(2.24)

Weighted average shares outstanding — basic and diluted	28,743	20,488

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the year-to-date period ended
	October 30,	November 1,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(65,729)	$(45,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,325	12,469
Amortization	53	63
Amortization of deferred financing costs	1,272	1,277
Loss on disposal of assets	1,144	95
Restricted stock compensation expense	828	250
Deferred income taxes	—	(12,978)
Changes in operating assets and liabilities:
Accounts receivable, net	1,659	(1,134)
Inventories	(35,462)	(55,819)
Prepaid expenses and other current assets	(4,006)	(5,316)
Refundable income taxes	—	3,064
Accounts payable and accrued expenses	19,224	27,031
Income taxes payable and other liabilities	(1,228)	2,072

Net cash used in operating activities	(59,920)	(74,881)

INVESTING ACTIVITIES:
Additions to property and equipment	(4,183)	(6,348)
Proceeds from the disposition of property and equipment	205	—

Net cash used in investing activities	(3,978)	(6,348)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	32,415	946
Debt acquisition costs	(1,180)	(1,025)
Repayments of long-term debt	(64)	(30)
Borrowings under revolving credit facility	17,990	56,770
Repurchase and repayment of debt	(31,125)	—
Checks written in excess of cash balance	3,567	4,863
Other	2	5

Net cash provided by financing activities	21,605	61,529

NET CASH USED IN DISCONTINUED OPERATIONS	(110)	(10,742)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,403)	(30,442)
CASH AND CASH EQUIVALENTS, beginning of period	42,403	30,442

CASH AND CASH EQUIVALENTS, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	NATURE OF ORGANIZATION

      Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of October 30, 2004, Wilsons Leather operated 453 permanent retail stores located in 45 states and the District of Columbia, including 328 mall stores, 109 outlet stores and 16 airport stores. The Company regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At October 30, 2004, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

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

      INVENTORIES

      The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of October 30, 2004, and January 31, 2004, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if the inventory value is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

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

      When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is signed. At October 30, 2004, and January 31, 2004, the Company had $0.1 million and $0.5 million, respectively, accrued for store lease terminations.

      REVENUE RECOGNITION

      The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in cost of goods sold, buying and occupancy costs. Revenue from sales of gift certificates, gift cards, reward cards and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board destination.

      INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

	For the three months ended		For the year-to-date period ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Weighted average common shares outstanding - basic	38,843	20,551	28,743	20,488
Effect of dilutive securities: stock options	—	—	—	—
Effect of dilutive securities: warrants	—	—	—	—

Weighted average common shares outstanding - diluted	38,843	20,551	28,743	20,488

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

	For the three months ended		For the year-to-date period ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net Loss:
As reported	$(8,493)	$(11,618)	$(65,729)	$(45,955)
Stock based employee compensation expense included in net loss	—	100	828	250
Stock based employee compensation determined under fair value based method for all awards[1]	(82)	(455)	(2,869)	(1,451)

Pro forma loss	$(8,575)	$(11,973)	$(67,770)	$(47,156)

Basic and diluted loss per share:
As reported	$(0.22)	$(0.57)	$(2.29)	$(2.24)
Stock based employee compensation expense included in net loss	—	0.01	0.03	0.01
Stock based employee compensation determined under fair value based method for all awards[1]	—	(0.02)	(0.10)	(0.07)

Pro forma loss	$(0.22)	$(0.58)	$(2.36)	$(2.30)

Weighted average fair value of options granted	$3.38	N/A	$2.33	$2.04

(1)	For the year-to-date period ended October 30, 2004, $1,105 of pro forma expense is due to stock option acceleration from the private placement equity transaction which occurred in July 2004 (see Note 9. “Additional Financing”).

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003:

	Weighted average	Dividend	Expected	Expected
	risk free rate	yield	lives	volatility
2004	3.5%	0.0%	4.8	66.8%
2003	3.0%	0.0%	5.0	55.8%

3.	DISCONTINUED OPERATIONS

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

      The Travel Subsidiaries had current liabilities of $0.3 million and $0.4 million, respectively, as of October 30, 2004, and January 31, 2004. Due to the insignificance of these liabilities, a separate table is not being provided.

      In May 2003, the Company sold its Miami, Florida, distribution center for net proceeds of $2.5 million. This facility was an asset acquired in the Bentley’s Luggage Corp. acquisition. The net proceeds from the sale decreased cash used by discontinued operations for the year-to-date period ended November 1, 2003.

      The following summarizes the Travel Subsidiaries’ disposal reserve activity during the year-to-date period ended October 30, 2004 (in thousands):

      Discontinued operations reserves:

	January 31,			October 30,
	2004	Usage	Transfers	2004
Store closing[1]	$388	($106)	14	$296
Taxes	18	(4)	(14)	$0

Total liabilities of discontinued operations	$406	($110)	—	$296

(1)	Primarily includes vendor chargebacks and other miscellaneous liabilities associated with the liquidation of the Travel Subsidiaries.

4.	RESTRUCTURING AND PARTIAL STORE LIQUIDATION

      On January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores — the “liquidation stores”) and eliminate approximately 950 store-related positions. The Company entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/Gordon Brothers Joint Venture”) to liquidate the inventory in the liquidation stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/Gordon Brothers Joint Venture was required to pay the Company a guaranteed amount of 84.0% of the cost value of the inventory, subject to certain adjustments. The Hilco/Gordon Brothers Joint Venture was responsible for all expenses related to the sale. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location and financial conditions within the market. In addition, the Company announced that it would eliminate approximately 70 positions at its corporate headquarters in Brooklyn Park, Minnesota and its distribution center in Las Vegas, Nevada, close its distribution center in Las Vegas, Nevada, and write-off essentially all remaining assets located at its distribution centers in Maple Grove, Minnesota and Las Vegas, Nevada.

      The Company recorded expenses related to the restructuring and partial store liquidation of $25.1 million in the year-to-date period ended October 30, 2004, primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, including payments under the Company’s agreements with David L. Rogers and Joel N. Waller, and other restructuring costs. A total of $15.1 million and $11.3 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $1.3 million of gross margin earned on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed. As of October 30, 2004, the Company had successfully negotiated all of its lease terminations. The overall net cash outlay for the restructuring costs is anticipated to be zero to slightly negative.

      On October 28, 2004, the Company announced that its Chief Executive Officer, Joel N. Waller, intended to resign his position with the Company by January 31, 2005. The Company has entered into an agreement with Mr. Waller that provides for severance payments and stock option modifications related to certain performance and time-based criteria. An aggregate of 711,500 options with exercise prices ranging from $4.00 to $20.69 are subject to mark-to-market accounting using the intrinsic value method as a result of the option modifications. The Company has recorded a $0.3 million increase to additional paid-in-capital and deferred compensation for the in-the-money value of modified stock options at October 29, 2004. This amount will be amortized as compensation expense during the fourth quarter of 2004.

5.	OTHER COMPREHENSIVE INCOME

      The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheet. Other comprehensive income consists of foreign currency translation adjustments. For the quarters and year-to-date periods ending October 30, 2004, and November 1, 2003, the amounts were not significant.

6.	LONG-TERM AND SHORT-TERM DEBT

      Long-term debt at October 30, 2004, and January 31, 2004, consisted of the following (in thousands):

	October 30,	January 31,
	2004	2004
Senior notes	$—	$30,590
Term B promissory note	25,000	25,000
Senior credit facility	17,990	—
Checks written in excess of cash balances	3,567	—
Note payable	—	490
Other loans	—	109

Total debt	$46,557	$56,189
Less: current portion	(21,557)	(31,125)

Total long-term debt	$25,000	$25,064

      SENIOR NOTES

      The Company issued $75.0 million of 11¼% Senior Notes due August 15, 2004 (the “11¼% Senior Notes”). Interest on the 11¼% Senior Notes was payable semiannually in arrears on February 15 and August 15 of each year. At January 31, 2004, the 11¼% Senior Notes had a balance of $30.6 million and were classified as a current liability. The Company repurchased an aggregate of $44.4 million of the 11¼% Senior Notes in fiscal 1998, 1999 and 2000. In addition, during July 2004, the Company repurchased an additional $22.0 million of the 11¼% Senior Notes. The Company repaid the remaining $8.6 million principal balance on the 11¼% Senior Notes at maturity.

      REVOLVING CREDIT AGREEMENT AND TERM B PROMISSORY NOTE

      General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, January 21, 2004, April 15, 2004, and April 27, 2004, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. With the completion of the sale of capital stock (described below in Note 9. “Additional Financing”), and the subsequent repayment of the 11¼% Senior Notes in full at maturity, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.

      The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At October 30, 2004, the Company was in compliance with all covenants related to the senior credit facility.

      At October 30, 2004, and January 31, 2004, there were $18.0 million and no borrowings, respectively, under the revolving portion of the credit facility. At October 30, 2004, and January 31, 2004, there were $24.5 million and $6.7 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $25.0 million on October 30, 2004, and January 31, 2004.

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

8.	SUPPLEMENTAL BALANCE SHEET INFORMATION

	October 30,	January 31,
(in thousands)	2004	2004
Accounts receivable, net:
Trade receivables	$3,855	$5,290
Other receivables	702	964

Total	4,557	6,254
Less - Allowance for doubtful accounts	(38)	(88)
Less - Deferred sales	(56)	(44)

Total accounts receivable, net	$4,463	$6,122

Inventories:
Raw materials	$1,906	$3,189
Finished goods	122,854	86,109

Total inventories	$124,760	$89,298

Property and equipment, net:
Equipment and furniture	$78,069	$91,555
Leasehold improvements	24,787	32,267

Total	102,856	123,822
Less - Accumulated depreciation	(62,300)	(63,775)

Total property and equipment, net	$40,556	$60,047

Goodwill and other assets, net:
Goodwill	$72	$72
Debt issuance costs	5,384	7,001
Other assets	122	186

Total	5,578	7,259
Less - Accumulated amortization	(3,185)	(4,721)

Total goodwill and other assets, net	$2,393	$2,538

9.	ADDITIONAL FINANCING

      On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, the Company issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing, issued an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. On July 9, 2004, the Company repurchased $22.0 million of the 11¼% Senior Notes with proceeds from the Equity Financing. The Company used $8.6 million of the proceeds from the Equity Financing to repay the balance of the 11¼% Senior Notes at maturity. The balance of the proceeds have been used for general working capital purposes.

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

     OVERVIEW

     We are the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multiple store formats are designed to target a broad customer base with a superior level of customer service. Through our worldwide leather sourcing network and in-house design capabilities, we are able to consistently provide our customers quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times than our competition, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.

     As of October 30, 2004, we operated a total of 453 permanent retail stores located in 45 states and the District of Columbia, including 328 mall stores, 109 outlet stores and 16 airport stores. Each year we supplement our permanent stores with seasonal stores during our peak selling season. During 2004, we plan to operate 102 seasonal stores compared to 229 in the prior year.

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

     In evaluating our financial performance and operating trends, management considers information concerning our operating loss, net loss, basic and diluted loss per share and certain other information before liquidation and restructuring costs that are not calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). See Note 4. “Restructuring and Partial Store Liquidation.” A reconciliation of these non-GAAP financial measures to GAAP numbers for the three month and year-to-date periods ending October 30, 2004, is included in the tables below. We believe that the non-GAAP numbers calculated before liquidation and restructuring costs provide a useful analysis of our ongoing operating trends and in comparing operating performance period to period. We evaluate these non-GAAP numbers calculated before liquidation and restructuring costs on a quarterly basis in order to measure and understand our ongoing operating trends.

Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the three months ended October 30, 2004:
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended	Restructuring	For the three months ended
	October 30, 2004	and other	October 30, 2004
	As reported	charges (1)	Adjusted
NET SALES	$87,923	$—	$87,923
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	62,846	(90)	62,936

Gross margin	25,077	90	24,987
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,851	2,821	26,030
DEPRECIATION AND AMORTIZATION	3,334	—	3,334

Operating loss	(7,108)	(2,731)	(4,377)
INTEREST EXPENSE, net	1,385	—	1,385

Loss before income taxes	(8,493)	(2,731)	(5,762)
INCOME TAX BENEFIT	—	—	—

Net loss	$(8,493)	$(2,731)	$(5,762)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.22)	$(0.07)	$(0.15)

Weighted average shares outstanding - basic and diluted	38,843	—	38,843

(1)	Includes $2.7 million related to lease termination costs, severance and other restructuring charges.

Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the year-to-date period ended October 30, 2004
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date		For the year-to-date
	period ended	Restructuring	period ended
	October 30, 2004	and other	October 30, 2004
	As reported	charges (1)	Adjusted
NET SALES	$241,004	$20,778	$220,226
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	187,667	19,494	168,173

Gross margin	53,337	1,284	52,053
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	90,606	15,127	75,479
DEPRECIATION AND AMORTIZATION	22,378	11,285	11,093

Operating loss	(59,647)	(25,128)	(34,519)
INTEREST EXPENSE, net	6,082	—	6,082

Loss before income taxes	(65,729)	(25,128)	(40,601)
INCOME TAX BENEFIT	—	—	—

Net loss	$(65,729)	$(25,128)	$(40,601)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(2.29)	$(0.88)	$(1.41)

Weighted average shares outstanding - basic and diluted	28,743	—	28,743

(1)	Includes $25.1 million related to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance and other restructuring charges.

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

     Comparable store sales increased 7.2% in the three months ended October 30, 2004, and increased 4.7% in the year-to-date period ended October 30, 2004, compared to a 9.0% decrease and a 4.9% decrease in comparable store sales in the same periods of the prior year, respectively. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The liquidation stores are not included in the comparable store sales calculation. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the same period in the prior year.

     On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing, issued an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. On July 9, 2004, we repurchased $22.0 million of our 11¼% Senior Notes due August 15, 2004 (the “11¼% Senior Notes”) with proceeds from the Equity Financing. We repaid the remaining $8.6 million of the 11¼% Senior Notes at maturity with proceeds from the Equity Financing and have used the balance of these proceeds for general working capital purposes.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 30, 2004,
COMPARED TO THE THREE MONTHS ENDED NOVEMBER 1, 2003

     Net Sales. Net sales decreased 10.2% to $87.9 million in the three months ended October 30, 2004, from $97.9 million in the comparable period last year. The sales decrease during the quarter is the result of having, on average, 154 fewer stores as a result of the liquidation and natural lease terminations, for an approximate decrease in the number of stores of 25.4% for the three months ended October 30, 2004. The effect of the decreased store count was partially offset by an improvement in comparable store sales. Comparable store sales for the three months ended October 30, 2004, increased 7.2% compared to a decrease of 9.0% in comparable store sales for the same period last year. This comparable store sales increase was primarily driven by special accessory promotions in the third quarter, the “wear now” assortment of value-priced product and improved marketing efforts to drive customers into our stores in 2004. Comparable store sales for 2004 do not include sales for the liquidation stores.

     We opened one store and closed one store in the three months ended October 30, 2004, compared to opening eight stores and closing eight stores in the comparable period last year. As of October 30, 2004, we operated 453 stores compared to 607 stores (including the liquidation stores closed in 2004) at November 1, 2003. We regularly supplement our permanent mall stores with seasonal stores during our peak selling season from October to January.

     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $12.2 million, or 16.2%, in the three months ended October 30, 2004, compared to the comparable period last year. This resulted in a $2.2 million increase in gross margin in the three months ended October 30, 2004, compared to the corresponding period in 2003. The gross margin percentage increased to 28.5% in the three months ended October 30, 2004, compared to 23.4% in the comparable period last year. The increase in gross margin was largely due to an improvement in buying and occupancy costs of $6.7 million driven by: (1) an improvement of $6.2 million in occupancy costs due to fewer stores open in 2004 compared to 2003, (2) a $0.3 million decrease in distribution center costs due to the closure of the Las Vegas, Nevada distribution center in January 2004, and (3) $0.2 million in cost savings in our merchandise department. This gross margin improvement was also driven by the favorable leverage of the 7.2% third quarter comparable store sales increase, which contributed to increased product margins compared to the prior year. The restructuring activities did not have a material impact on our cost of goods sold, buying and occupancy costs or on our gross margin in the three months ended October 30, 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $28.9 million in 2004 from $35.1 million in 2003, and decreased as a percentage of net sales to 32.8% from 35.9%. The $6.3 million decrease was primarily due to: (1) a $4.2 million decrease in store selling expenses primarily due to a 25.4% reduction in store count for the three months ended October 30, 2004 and tighter cost control, (2) a $1.5 million decrease in sales promotion expenses due to less direct advertising as compared to the prior year, (3) a $1.6 million decrease in other store and field sales management expenses also due to a lower average store count, (4) a $0.8 million decrease over the prior year for general administrative expenses, (5) a $0.2 million lower loss on asset disposal compared to the prior year, and (6) a $0.8 million reduction in various other departmental expenses due to a reduced head count and tighter expense control. These expenses were largely offset by a $2.8 million increase over the prior year for restructuring costs primarily related to lease termination costs, severance and other restructuring charges.

     SG&A expenses as a percentage of net sales, excluding restructuring costs (which totaled $2.8 million in 2004), decreased to 29.6% compared to 35.9% for the third quarter of last year. This reduction is a result of continued improvement in controlling store-related expenses, the closing of 25.4% of the store base and the overhead reductions implemented in January 2004, all discussed above.

     Depreciation and Amortization. Depreciation and amortization decreased to $3.3 million in the three months ended October 30, 2004, from $4.2 million in the comparable period last year, and decreased as a percentage of net sales to 3.8% from 4.3%. The decrease of $0.9 million was primarily the result of $0.3 million in decreased administrative depreciation as a result of headcount and related asset reductions at our headquarters and closures of two distribution centers in the fourth quarter of 2003 and $0.6 million in lower store depreciation due to 25.4% fewer stores for the three months ended October 30, 2004 compared to 2003.

     Operating Loss. As a result of the above, the operating loss was $7.1 million in the three months ended October 30, 2004, compared to a $16.5 million loss for the comparable period last year, or 8.1% of net sales in 2004 as compared to 16.8% of net sales in 2003. This improvement was largely due to restructuring costs of $2.7 million in 2004, offset by: (1) $9.1 million in lower SG&A expenses in 2004 compared to 2003, (2) $2.1 million in improved gross margin as compared to the prior year, and (3) $0.9 million in favorable depreciation expense in 2004 due to a lower asset base.

     Excluding the restructuring charges, the operating loss for the quarter was $4.4 million, a 73.4% improvement over the $16.5 million operating loss in the comparable period of 2003. This improvement reflects the results of the restructuring and store closing initiatives, as well as the impact of improved product margins and increases in comparable store sales.

     Interest Expense. Net interest expense decreased to $1.4 million in 2004 from $2.9 million in 2003, primarily due to the early repurchase of $22.0 million of the 11¼% Senior Notes in the second quarter of 2004, the repayment of $8.6 million of the 11¼% Senior Notes in the third quarter of 2004, reduced levels of revolver borrowings and reduced amortization of debt issuance costs. The restructuring activities did not impact interest expense.

     Income Tax Benefit. There was no income tax benefit in 2004 compared to $7.7 million in 2003 due to sustained losses, which currently require the recording of a valuation allowance in 2004 against potentially unrealizable net operating losses in future periods. As a result, the effective rate was reduced from 40.0% in 2003 to 0.0% in 2004. The ability to utilize net operating loss carryforwards may be limited under various provisions of the Internal Revenue Code. We performed a preliminary calculation to determine if such limitations are applicable and will complete the study by fiscal year end.

     Net Loss. As a result of the above, the net loss for the three months ended October 30, 2004, was $8.5 million compared to a net loss of $11.6 million in the comparable period last year. The $3.1 million decrease in net loss over the prior year is primarily due to the $5.8 million decrease in net loss (including a $7.7 million tax benefit recorded in the third quarter of 2003 and no tax benefit recorded in the third quarter of 2004), offset by the $2.7 million of charges related to restructuring activities. Excluding the restructuring charges, the net loss for the third quarter of 2004 was $5.8 million compared to $11.6 million in the comparable period of 2003.

RESULTS OF OPERATIONS FOR THE YEAR-TO-DATE PERIOD ENDED OCTOBER 30, 2004,
COMPARED TO THE YEAR-TO-DATE PERIOD ENDED NOVEMBER 1, 2003

     Net Sales. Net sales decreased 4.7% to $241.0 million in the year-to-date period ended October 30, 2004, from $252.9 million in the comparable period last year. Included in 2004 sales was approximately $20.8 million in liquidation sales resulting from the liquidation of 111 stores that began in the fourth quarter of 2003 and ended in April of 2004. See Note 4. “Restructuring and Partial Store Liquidation.”

     Comparable store sales for the year-to-date period ended October 30, 2004, increased 4.7% compared to a 4.9% decrease in comparable store sales for the same period last year. This comparable store sales increase was primarily driven by special clearance and promotional sales in the second and third quarters, offset by competition from the liquidation stores in the first quarter. Comparable store sales for 2004 do not include sales for the liquidation stores. Excluding the $20.8 million in liquidation sales, net sales decreased 12.9% to $220.2 million, reflecting the 25.3% average store count decline for the year-to-date period ended October 30, 2004 as partially offset by the improvement in comparable store sales.

     We opened five stores and closed 12 stores in the year-to-date period ended October 30, 2004 (excluding the liquidation stores), compared to opening 16 stores and closing 27 stores in the comparable period last year. As of October 30, 2004, we operated 453 stores compared to 607 stores (including the liquidation stores closed in 2004) at November 1, 2003. We regularly supplement our permanent mall stores with seasonal stores during our peak selling season from October to January.

     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $21.3 million, or 10.2%, in the year-to-date period ended October 30, 2004, compared to the comparable period last year. This resulted in a $9.4 million increase in gross margin in the current period compared to the corresponding period in 2003. The gross margin percentage also increased to 22.1% in the year-to-date period ended October 30, 2004, compared to 17.4% in the comparable period last year. The increased gross margin was due primarily to $20.1 million in decreased buying and occupancy costs. The improvement in buying and occupancy costs was largely driven by: (1) an improvement of $18.6 million in occupancy costs as a result of an average of 25.3% fewer stores open in the year-to-date period ended October 30, 2004 compared to 2003, (2) a $1.1 million decrease in distribution center costs due to the closure of the Las Vegas, Nevada distribution center in late January 2004, and (3) a $0.4 million decrease in other merchandising costs. This improvement was also driven by reduced delivery costs of $0.7 million due to fewer stores open, and a lower level of clearance goods as a result of the liquidation process as well as positive sell-through of new receipts.

     Gross margin as a percentage of net sales, excluding liquidation and restructuring charges (which totaled $1.3 million in 2004, or 6.2% of net liquidation sales) increased to 23.6% in 2004 compared to 17.4% in the prior year. This increase is primarily a result of improvements in buying and occupancy costs as described above.

     Selling, General and Administrative Expenses. SG&A expenses decreased to $90.6 million in 2004 from $100.4 million in 2003, and decreased as a percentage of net sales to 37.6% from 39.7%. The $9.8 million decrease was primarily due to: (1) a $13.1 million decrease in store selling expenses primarily due to tighter cost control and a 25.3% reduction in store count, (2) a $3.9 million decrease in other store and field sales management expenses also due to a lower average store count, (3) a $0.9 million decrease in e-commerce expenses due to fewer functionality improvements over the prior year and lower sales promotion expenses due to the preparation for outsourcing e-commerce operations in the third quarter of 2004, (4) a $2.0 million decrease in legal expenses related to a charge of $1.9 million taken in the second quarter of 2003 in connection with a class action lawsuit, (5) a $2.1 million decrease in other administration costs related to a reduced store count and cost-saving initiatives, and (6) a $2.9 million decrease in sales promotion expense due to deferral of spending until the fourth quarter of 2004 and less spending on direct advertising as compared to the prior year. These expense reductions were offset by a $15.1 million increase over the prior year for liquidation and restructuring costs related primarily to lease termination costs, asset write-offs related to store closings, severance, and other restructuring charges.

     SG&A expenses as a percentage of net sales, excluding liquidation and restructuring charges (which totaled $15.1 million in 2004, or 72.8% of net liquidation sales) decreased to 34.3% compared to 39.7% for the first three quarters of last year. This reduction is a result of continued improvement in controlling store-related expenses, the closing of underperforming stores and the overhead reductions implemented in January 2004, all discussed above.

     Depreciation and Amortization. Depreciation and amortization increased to $22.4 million in the year-to-date period ended October 30, 2004, from $12.5 million in the comparable period last year, and increased as a percentage of net sales to 9.3% from 5.0%. The increase of $9.8 million was primarily the result of $11.3 million in accelerated depreciation recorded in 2004 for the liquidation stores, offset by $1.4 million in decreased administrative and store depreciation as a result of headcount and related asset reductions at our headquarters and closures of two distribution centers in the fourth quarter of 2003 and a lower level of store assets related to a reduced store count.

     Depreciation and amortization, excluding liquidation and restructuring effects (which totaled $11.3 million in 2004, or 54.3% of net liquidation sales), decreased to $11.1 million, or 5.0% of net sales, compared to $12.5 million, or 5.0% of net sales, in the first three quarters of last year. This decrease is due to a lower level of administrative and store assets.

     Operating Loss. As a result of the above, the operating loss was $59.6 million in the year-to-date period ended October 30, 2004, compared to a $69.0 million operating loss for the comparable period last year, or 24.7% of net sales in 2004 as compared to 27.3% of net sales in 2003. This was largely due to liquidation and restructuring costs of $25.1 million in 2004, offset by: (1) $24.9 million in lower SG&A expenses in 2004 compared to 2003, (2) $8.1 million in improved gross margin as compared to the prior year, and (3) $1.4 million in favorable depreciation expense in 2004 due to a lower asset base.

     Excluding the liquidation and restructuring charges, the operating loss for the first three quarters was $34.5 million, a 49.9% improvement over the $69.0 million operating loss in the first three quarters of 2003. This improvement reflects the restructuring and store closing initiatives as well as the impact of improved product margins.

     Interest Expense. Year-to-date net interest expense decreased to $6.1 million in 2004 compared to $7.6 million in the corresponding period of 2003. This improvement was primarily due to a $0.5 million write-off of debt issuance costs related to the amended senior credit facility, which reduced our revolving line of credit borrowing capacity from $180.0 million to $125.0 million, offset by: (1) interest savings from the repurchase of $22.0 million of the 11¼% Senior Notes in the second quarter of 2004 and repayment of $8.6 million of the 11¼% Senior Notes in the third quarter of 2004, (2) reduced levels of revolver borrowings and (3) reduced amortization of debt issuance costs. The liquidation and restructuring activities did not impact interest expense.

     Income Tax Benefit. There was no income tax benefit in 2004 compared to $30.6 million in 2003 due to sustained losses, which currently require the recording of a valuation allowance in 2004 against potentially unrealizable net operating losses in future periods. As a result, the effective rate was reduced from 40.0% in 2003 to 0.0% in 2004. The ability to utilize net operating loss carryforwards may be limited under various provisions of the Internal Revenue Code. We performed a preliminary calculation to determine if such limitations are applicable and will complete the study by fiscal year end.

     Net Loss. As a result of the above, the net loss for the year-to-date period ended October 30, 2004, was $65.7 million compared to a net loss of $46.0 million in the comparable period last year. The $19.8 million increase in net loss over the prior year is primarily due to the $25.1 million of charges related to liquidation and restructuring activities (offset by the improved gross margin and reduced costs excluding liquidation and restructuring costs discussed above), a $30.6 million prior-year tax benefit and no tax benefit recorded during the year-to-date period ended October 30, 2004. Excluding the liquidation and restructuring charges, the net loss for the year-to-date period ended October 30, 2004 was $40.6 million.

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

     General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on April 15, 2004, and April 27, 2004 (the “senior credit facility” or the “credit agreement”), that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

•	85% of net inventories, provided that such percentage at no time may exceed 85% of the then applicable discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation, except that the discount rate is gradually increased from August 17 to October 1 of each year and gradually decreased from December 17 to February 1 of each year, and except that such amount is reduced by the amount of certain in-transit inventory to the extent such in-transit inventory reflects a disproportionate amount of our total inventory;

•	plus 85% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of credit card receivables; and

•	minus a $10.0 million reserve.

     In addition, borrowings under the senior credit facility are subject to the further limitations that:

•	the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of-business basis;

•	the total borrowings (i.e., the revolving credit portion of the facility and the Term B promissory note) cannot exceed the sum of 85% of the book value of credit card receivables, plus 95% (100% during August, September and October) of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of-business basis; and

•	from December 31 of each year through March 31 of the following year, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $20.0 million.

     Peak borrowings typically occur from October through December and outstanding letters of credit typically peak from August through September. As of October 30, 2004, we had $18.0 million outstanding under the revolving portion of the credit facility, $25.0 million under the Term B promissory note and $24.5 million in outstanding letters of credit.

     Except as noted in the next sentence, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 3.25%, or the “prime” rate plus 2.0% (commercial paper rate plus 3.25% if the loan is made under the “swing line” portion of the revolver). If we meet certain financial tests for our fiscal year ending January 29, 2005, these rates will be reduced by 0.50% per annum thereafter. Interest is payable on the $25.0 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 5% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. With the completion of the sale of capital stock (described above under Note 9. “Additional Financing”) and subsequent repurchase and repayment of the 11¼% Senior Notes, the senior credit facility will expire on June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 1% prepayment fee. The revolving credit portion of the facility is subject to a 1% prepayment fee under most circumstances. The Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility.

     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions.

     We plan to use the senior credit facility for our immediate and future working capital needs. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We believe that borrowing capacity under the senior credit facility, together with cash on hand, current and anticipated cash flow from operations, cost reductions associated with the lower store count from the liquidation stores and natural lease terminations and the proceeds from the Equity Financing discussed below, will be adequate to meet our working capital and capital expenditure requirements through the next twelve months.

     On August 18, 1997, we completed a private offering of $75.0 million of our 11¼% Senior Notes to certain institutional buyers. The 11¼% Senior Notes matured on August 15, 2004. During fiscal 2000 and fiscal 1999, we repurchased $13.3 million and $26.1 million, respectively, of our 11¼% Senior Notes. On July 9, 2004, the Company repurchased $22.0 million of the 11¼% Senior Notes with proceeds from the Equity Financing. We repaid the remaining $8.6 million balance of the 11¼% Senior Notes at maturity.

     On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share. The Equity Financing closed on July 2, 2004, with gross proceeds of $35.0 million before offering costs. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, each at an exercise price of $3.00 per share of common stock. The proceeds of the offering were used to repay the 11¼% Senior Notes described above. The remaining balance of these funds was used for general working capital purposes.

     CASH FLOW ANALYSIS

     Operating Activities. Operating activities for the year-to-date period ended October 30, 2004, resulted in cash used of $59.9 million compared to cash used of $74.9 million in the corresponding period of 2003.

     The $59.9 million of cash used by operating activities in 2004 was comprised of sources of cash including: (1) a $19.2 million increase in accounts payable and accrued expenses due to an increase in accounts payable of $24.9 million due to the volume of merchandise purchased in preparation for the holiday selling season as offset by a $5.7 million decrease in accrued expenses due primarily to lower headcount as a result of our restructuring activities, (2) $25.6 million in non-cash adjustments for depreciation, amortization, asset write-offs, and restricted stock compensation expense, of which $13.2 million was related to the liquidation stores and restructuring activities, and (3) a $1.7 million decrease in accounts receivable primarily due to lower credit card receivables as a result of a lower store count.

     These sources of cash were offset by: (1) a net loss from operations of $65.7 million (of which $25.1 million related to charges for the liquidation and restructuring activities), (2) a $35.5 million increase in inventories in preparation for the holiday selling season, (3) a $4.0 million increase in prepaid expenses due primarily to $3.9 million in higher prepaid rent due to the timing of rent payments, and (4) a $1.2 million decrease in income taxes payable and other liabilities primarily due to $1.6 million in reductions in straight-line rent due to the store liquidation event and amortization of deferred gain on the sale/leaseback of our headquarters facility, offset by a $0.4 million increase in miscellaneous income tax liability accounts.

     The $74.9 million of cash used by operating activities in 2003 was comprised of: (1) a $27.0 million increase in accounts payable and accrued expenses, (2) a $14.1 million non-cash adjustment for depreciation, amortization, asset write-offs, and restricted stock compensation expense, (3) a $3.1 million decrease in refundable income taxes and (4) a $2.1 million increase in income taxes payable and other liabilities.

     These sources of cash in 2003 were primarily offset by: (1) a $46.0 million net loss from operations, (2) a $55.8 million increase in inventories, (3) a $5.3 million increase in prepaids due to timing of rent payments, (4) a $1.1 million increase in accounts receivable, and (5) a $13.0 million increase in net deferred income tax assets and liabilities.

     Investing Activities. Investing activities for the year-to-date period ended October 30, 2004, were comprised of $4.2 million in capital expenditures primarily for the renovation of and improvements to existing stores, offset by $0.2 million in proceeds on the sale of property and equipment. For 2004, capital expenditures are capped by the senior credit facility at $6.0 million.

     Investing activities for the year-to-date period ended November 1, 2003, were comprised primarily of $6.3 million in capital expenditures used primarily for the construction of new stores and the renovation of and improvements to existing stores.

     Financing Activities. Cash provided by financing activities for the year-to-date period ended October 30, 2004, was $21.6 million and was comprised primarily of: (1) $32.4 million in net proceeds from the Equity Financing, (2) $18.0 million in revolver borrowings, and (3) $3.6 million provided by checks written in excess of cash balance, offset by (4) $30.6 million used for payment of the 11¼% Senior Notes, (5) $0.6 million in reduced other borrowings, and (6) $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.

     Cash provided by financing activities for the year-to-date period ended November 1, 2003, was $61.5 million, which was comprised primarily of $56.8 million provided by revolver financing and $4.8 million provided by checks written in excess of cash balances, and $0.9 million from the issuance of common stock and exercise of stock options, partially offset by $1.0 million used for debt acquisition costs.

     OFF-BALANCE SHEET ARRANGEMENTS

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     We have standby and documentary letters of credit outstanding at October 30, 2004, amounting to $24.5 million. We also have a Term B Promissory Note for $25.0 million and $18.0 million outstanding on the revolving portion of our credit facility at October 30, 2004. These commitments are further discussed in the Liquidity and Capital Resources section of this Form 10-Q. We repaid the remaining balance of $8.6 million of the 11¼% Senior Notes at maturity in the third quarter of 2004. Otherwise, there are no known material commitments, other than store operating leases that we have committed to in the ordinary course of business.

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

     FORWARD-LOOKING STATEMENTS

     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements, and relate to, among other things, our results of operations, expected restructuring charges and expected demand for our products. Factors that could cause actual results to differ include: changes in customer shopping patterns; competition in our markets; economic uncertainty; change in consumer preferences and fashion trends away from leather; failure of results of operations to meet expectations of research analysts; reductions in our comparable store sales and operating results over the past three years; risks associated with our debt covenant compliance; our inability to grow the business as planned; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; risks associated with estimates made in our critical accounting policies;

seasonality of the business; loss of key members of our management team; reliance on third parties for maintaining our management information systems; concentration of our common stock; volatility of the price of our common stock; war, acts of terrorism or the threat of either; interruption in the operation of corporate offices and distribution centers; and public sale of common stock by existing shareholders. For a further description of our risk factors, please see our Form 10-Q filing for our second fiscal quarter ended July 31, 2004, Exhibit 99.1 “Risk Factors Related to Forward Looking Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the “prime” rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of October 30, 2004, we had $18.0 million outstanding under the revolving portion of the credit facility, $25.0 million under the Term B promissory note, and $24.5 million in outstanding letters of credit.

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

PART II — OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the third quarter of 2004.

ITEM 6.	EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11¼% Series A Senior Notes due 2004 and specimen Certificate of 11¼% Series B Senior Notes due 2004. (4)	Incorporated by Reference

4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5)	Incorporated by Reference

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (6)	Incorporated by Reference

4.5	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (7)	Incorporated by Reference

4.6	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (8)	Incorporated by Reference

4.7	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (9)	Incorporated by Reference

10.1	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.	Electronic Transmission

10.2	Agreement, dated October 28, 2004, between Joel N. Waller and Wilsons The Leather Experts Inc. (10)	Incorporated by Reference

10.3	Employment Agreement, dated as of November 22, 2004, between Wilsons The Leather Experts Inc. and Michael M. Searles. (11)	Incorporated by Reference

10.4	Form of Non-Statutory Stock Option Agreement between Wilsons The Leather Experts Inc. and Michael M. Searles (12)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

99.1	Risk Factors Relating to Forward-Looking Statements. (13)	Incorporated by Reference

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

5.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

6.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

7.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

10.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 3, 2004.

11.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

12.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

13.	Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 10-Q for the quarter ended July 31, 2004, filed with the Commission.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.

By:	/s/ Peter G. Michielutti

Peter G. Michielutti
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	December 9, 2004

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Indenture dated as of August 18, 1997, by and among Wilsons The Leather Experts Inc., the other corporations listed on the signature pages thereof, and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), including specimen Certificate of 11¼% Series A Senior Notes due 2004 and specimen Certificate of 11¼% Series B Senior Notes due 2004. (4)	Incorporated by Reference

4.3	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5)	Incorporated by Reference

4.4	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (6)	Incorporated by Reference

4.5	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (7)	Incorporated by Reference

4.6	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (8)	Incorporated by Reference

4.7	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (9)	Incorporated by Reference

10.1	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.	Electronic Transmission

10.2	Agreement, dated October 28, 2004, between Joel N. Waller and Wilsons The Leather Experts Inc. (10)	Incorporated by Reference

10.3	Employment Agreement, dated as of November 22, 2004, between Wilsons The Leather Experts Inc. and Michael M. Searles. (11)	Incorporated by Reference

10.4	Form of Non-Statutory Stock Option Agreement between Wilsons The Leather Experts Inc. and Michael M. Searles. (12)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

99.1	Risk Factors Relating to Forward-Looking Statements. (13)	Incorporated by Reference

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

5.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

6.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

7.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

10.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 3, 2004.

11.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

12.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

13.	Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 10-Q for the quarter ended July 31, 2004, filed with the Commission.