Form 10-K
period 2005-01-29
WILSONS THE LEATHER EXPERTS INC
filed 2005-04-14
CIK 1016607

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑         No ☐
     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes ☑         No ☐
     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $87,273,366 based on the closing sale price for the common stock on the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Nasdaq National Market. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
     The number of shares outstanding of the registrant’s common stock, $.01 par value, was 38,895,464 at April 4, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on June 2, 2005 (the “Proxy Statement”), which will be filed within 120 days after the registrant’s fiscal year ended January 29, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”). The Compensation Committee Report, the Audit Committee Report, and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Form 10-K.

WILSONS THE LEATHER EXPERTS INC.
FORM 10-K
For the fiscal year ended January 29, 2005

PART I
      When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies. Unless otherwise indicated, references to our fiscal year mean the year ended on the Saturday closest to January 31. The periods that will end or have ended on January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003, February 2, 2002, and February 3, 2001, are referred to herein as 2005, 2004, 2003, 2002, 2001, and 2000, respectively. The year ended February 3, 2001, consisted of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-K.

Item 1.	Business
Disclosure Regarding Forward-Looking Statements
      The information presented in this Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made and relate to, among other things, expected demand for our products, financing requirements, merchandising strategy, capital expenditures, store operations, new store internal rate of return and competition. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of our control, including those set forth under “—Risk Factors,” beginning on page 11 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under “—Risk Factors,” as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth under “—Risk Factors” in this section. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “may,” “will,” “project,” “should,” “continue” and similar expressions or the negative thereof, as they relate to us, are intended to identify such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
      As of January 29, 2005, we operated a total of 436 stores located in 45 states, including 311 mall stores, 109 outlet stores and 16 airport locations. Each year we supplement our permanent stores with temporary seasonal stores during our peak selling season, which totaled 102 in 2004. Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operated primarily under the Wilsons Leather Outlettm name, average approximately 4,000 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States.

Financial Strategy
      Our financial strategy for the next year is to increase sales and margins by enhancing the productivity of our existing store base, to continue to strengthen our overall capital position by reducing our costs and working capital needs and to maintain an appropriate financial structure, which was established in 2004. Key elements of implementing this strategy include:
      Increase Sales and Margins. We are employing aggressive marketing strategies and targeted advertising to build customer urgency, drive foot traffic into our stores, generate sales and establish Wilsons Leather as a shopping destination. We believe that reinvigorating our mall store business remains both our biggest near-term challenge and our best opportunity to maximize profitability. Additionally, we are implementing targeted promotional activities to ensure our pricing is competitive, while maintaining acceptable margin levels through obtaining lower initial product costs, increasing opportunistic purchases, and selectively increasing average unit retail prices where and when appropriate. Finally, we will continue to focus our efforts on increasing our growing accessories business and ensuring our men’s and women’s garments appeal to our targeted customer base.
      Improve Balance Sheet and Enhance Cash Position. We are focused on conserving cash through tight expense controls throughout the organization, maintaining a lean corporate headquarters organization, improving inventory management and limiting new store growth until we improve the profitability of our existing store base. Capital expenditures for 2005 are capped at $10.0 million, with the majority of the funds being allocated to certain lease-required store remodels and investments in fixtures to further drive our accessories business.
      Maintain Rational Store Count. We had a net reduction of 24 stores in 2004, following a net reduction of 158 stores in 2003, including the 111 liquidation stores discussed in “—Reorganization and Partial Store Liquidation” below. In 2005, we plan to open five stores (primarily outlets) where we have pre-existing commitments and close approximately 15 additional locations (primarily related to natural lease terminations) for a net reduction of 10 stores. In 2005 and beyond, we will continue to analyze our store profitability on a market-by-market basis and work to close underperforming stores to minimize our financial risk.
      During the last three years, in support of our overall financial strategy, the following three major actions were taken: 1) we discontinued operations for the Travel Subsidiaries, 2) we conducted a reorganization and partial store liquidation, and 3) we obtained additional financing.
Discontinued Operations
      In October 2000, we acquired the El Portal Group, Inc. (“El Portal”), a specialty retailer of premium travel products and accessories with 38 stores based in Las Vegas, Nevada. In April 2001, we acquired Bentley’s Luggage Corp., including its subsidiary, Florida Luggage Corp. (collectively “Bentley’s”), a specialty retailer of travel products with 106 stores based in Miami, Florida. We operated these two chains for 24 and 19 months, respectively, with unsatisfactory financial results and, as a result, on November 19, 2002, we announced the liquidation of all 135 stores operated by El Portal and Bentley’s (the “Travel Subsidiaries”). The Travel Subsidiaries business is classified as discontinued operations in our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fiscal years 2001 and 2000 were reclassified to present discontinued operations for the Travel Subsidiaries.
Reorganization and Partial Store Liquidation
      On January 22, 2004, we announced that we would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores— the “liquidation stores”) and eliminate approximately 950 store-related positions. We retained a third party liquidator and real estate firm to assist in this process. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location, and financial conditions within the market. In addition, we announced the elimination of approximately 70 positions at our corporate headquarters in Brooklyn Park, Minnesota and our distribution center in Las Vegas, Nevada and the closure of our distribution center in Las Vegas, Nevada.
      For these actions we incurred charges related to the restructuring and partial store liquidation of $27.4 million and $8.6 million, during 2004 and 2003, respectively. These charges were primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, including payments under our agreements with David L. Rogers and Joel N. Waller, performance bonuses due former officers of the Company, retention bonuses, and other restructuring costs. In 2004, $17.4 million of these charges were recorded in selling, general and administrative expenses and $13.8 million of these charges were recorded in depreciation and amortization, and were partially offset by $3.8 million of gross margin earned on the liquidation sales. In 2003, $2.8 million of these charges were recorded in selling, general and administrative expenses and $2.3 million of these charges were recorded in depreciation and amortization, in addition to the $3.5 million gross margin loss realized on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed. As of October 30, 2004, we had successfully negotiated all of the lease terminations. The overall net cash outlay for the restructuring costs was slightly negative.
Additional Financing
      On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. On July 9, 2004, we repurchased $22.0 million of the 11 1/4% Senior Notes due August 15, 2004 (the “11 1/4% Senior Notes”) with proceeds from the Equity Financing and used $8.6 million of the proceeds from the Equity Financing to repay the balance of the 11 1/4% Senior Notes at maturity. The balance of the proceeds has been used for general working capital purposes.
      General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, January 21, 2004, April 15, 2004, April 27, 2004, March 2, 2005, and April 4, 2005, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. We prepaid $5.0 million of the Term B promissory note with no pre-payment penalty on March 3, 2005. With the completion of the Equity Financing described above, and the subsequent repayment of the 11 1/4% Senior Notes in full at maturity, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.
Merchandise Strategy
      The elements of our merchandise strategy combine to create an assortment of products that appeal to consumers from a broad range of socio-economic, demographic and cultural profiles. We perform internal market research at least annually, and we will continue to survey our current and potential customers each year to update our customer demographics. We believe that our strategy will continue to position us as the leading specialty retailer of quality leather outerwear, accessories and apparel and strengthen our brand position. The principal elements of our merchandise strategy include:
      Increase the Merchandising of Accessories. We are focused on continuing to increase the penetration of our accessories business within our retail concepts with an added emphasis on handbags. To support our objective of generating demand and sales throughout the year, we have expanded the accessories assortment in our stores. Through the development of new product styles and other merchandising activities, we plan to utilize accessories as an additional way of attracting more female customers into our stores. These products complement our outerwear and apparel selection and lead to higher “add-on” sales. Our accessories business has proven to be less seasonal and has grown into the largest segment of our business. We believe that further increasing our accessories business will offer us an opportunity to limit the risk inherent in our business and reduce our seasonality.
      Grow Brand Recognition. Our goal is to promote the Wilsons Leather brand through a variety of in-store visual presentations at our national network of stores, newspaper advertising, direct mail promotions and our e-commerce site. Reflecting our strength as a mass-market retailer, we are expanding the power of the Wilsons Leather brand by focusing our marketing and merchandising on both classic and colorful fashion-forward styles designed to reach a much broader market. We will continue to market to our customers’ ethnic backgrounds, ages, income levels and fashion requirements.
      Optimize Merchandise Assortment. We are currently evaluating our merchandise assortment to optimize our mix and price points. We continue to utilize our outlet channel to more effectively clear mall merchandise in order to keep our mall stores fresh and up to date. We will rebalance our focus on fashion versus basic. During 2004, we over-responded to trends in color and fashion during the fourth quarter holiday selling season. We have learned that we have different customers during different times of the year (with the holiday selling season tending to be more basic) and we will plan and execute accordingly.
      Target Core Customer Base. Our primary focus this past year was to tailor our price points and varieties of merchandise to grow with customers throughout their lives. We target customers ages 18 to 37, and we are working to ensure that our stores are assorted with the products they want. Our market research indicated that the median age of our high-potential, high-volume core customer is 28 years of age. We are intensifying our efforts to improve our customer focus and rebuild consumer loyalty by delivering fashion-right leather merchandise that fits the lifestyle needs of our customers at prices they find attractive.
      Capitalize on Worldwide Sourcing Network. We are able to leverage our worldwide sourcing network to benefit our stores. Our staff of in-house designers combines industry experience with the latest fashion trends to produce product lines that are both classic and fashion-forward. We have established strong relationships with suppliers globally and our design team works closely with our suppliers to ensure seamless development of leather styles, colors and finishes. We have a staff of 45 professionals in Asia and the sub-continent, South America, and Europe to ensure that our designs are manufactured quickly with consistent, quality standards. We believe that our control of design and sourcing results in shorter lead times than our competitors’, reducing inventory requirements and fashion risk and permitting in-season reorders.
      Pursue Multiple Store Formats. Our distribution network of multiple store formats allows us to specifically tailor our stores with a wide selection of merchandise at multiple price points and to optimize raw materials usage, inventory flow and sales across all channels. We operate our stores in malls, outlet centers, airports, and on an e-commerce site. We believe we are creating a new level of excitement throughout our mall stores, creatively using marketing and promotions, and making sure that we have the optimal leather merchandise assortment in our mall stores. Our outlet stores enable us to effectively manage inventories, drive year-round sales, extend our brand and build our customer base. We also operate temporary seasonal stores in malls during our peak selling season to complement our existing store base. These seasonal stores provide us with opportunities to drive incremental sales, test new markets and further strengthen the Wilsons Leather brand nationally. In the future, we plan to evaluate and test new growth vehicles, compatible new store concepts and new product offerings.
Product Design and Merchandising
      Our mission is to tailor our merchandising to a targeted customer base by offering a broad selection of quality merchandise at attractive prices. We offer approximately 3,400 styles of leather outerwear, accessories, and apparel throughout our stores. The accessories consist primarily of gloves, handbags, wallets, briefcases, computer cases, planners and belts. Our merchandising staff, including buyers and designers, continually monitors emerging trends and changing consumer preferences and utilizes information provided by our customers to ensure that we maintain a consistent and up-to-date selection of products. To further minimize our inventory risk and maximize our sales performance, our merchandising team utilizes our flexible merchandise management information system to test new merchandise in many of our stores before making large commitments and purchase orders with our suppliers.
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
      We believe that the name and reputation of the Wilsons Leather brand assures customers they are purchasing quality and fashionable merchandise. Approximately 90.0% of the merchandise in our stores is designed and sold under our proprietary labels: M. Julian®, Maxima®, Pelle Studio® and Wilsons Leathertm. We additionally offer a limited selection of other designer brands such as Kenneth Cole® and Andrew Marc® in our stores to highlight the value of our proprietary labels.
      The following table sets forth the percentages of net sales by major merchandise category from 2002 to 2004:

	2004	2003	2002
Merchandise Category
Accessories	35.6%	33.6%	31.6%
Women’s apparel	32.1%	33.1%	35.0%
Men’s apparel	32.3%	33.3%	33.4%

Total	100.0%	100.0%	100.0%

Sourcing and Quality Assurance
      We have developed strong and long-standing relationships with our manufacturers and tanneries. In 2004, approximately 84.0% of our leather garments and accessories were manufactured by over 70 independently owned manufacturing facilities throughout Asia and India. Our relationships, coupled with our significant purchasing power, enable us to achieve economies of scale and ensure that we can consistently maintain our quality and obtain sufficient manufacturing capacity when needed.
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

      Our sourcing infrastructure and strong relationships with our suppliers allow us to effectively control merchandise production without owning manufacturing facilities. Our designers and buyers work closely with our sourcing team to identify and develop leather styles, colors and finishes. We have a staff of 45 professionals located in China, India, Hong Kong, South Korea, and South America who are primarily responsible for overseeing the production and quality assurance process in overseas factories and are supervised by the sourcing team at our corporate headquarters. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to our technical specifications, and providing technical assistance and quality assurance through inspection in the factories.
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
Store Formats and Locations
      As of January 29, 2005, we operated 436 retail stores located in 45 states, including 311 mall stores, 109 outlet stores and 16 airport locations. We regularly supplement our permanent mall stores with temporary seasonal stores during our peak selling season. Between October 2004 and January 2005, we operated 102 seasonal stores.
      Our e-commerce site at www.wilsonsleather.com offers leather outerwear, accessories and apparel, as well as company background and financial information.
      Store Locations as of January 29, 2005:

State	Mall	Outlets	Airport	Total

Alabama	2	2	—	4
Arkansas	1	—	—	1
Arizona	2	1	—	3
California	25	13	1	39
Colorado	7	3	—	10
Connecticut	5	1	—	6
Delaware	3	1	—	4
Florida	8	7	1	16
Georgia	11	5	3	19
Iowa	5	1	—	6
Idaho	1	—	—	1
Illinois	24	4	5	33
Indiana	8	2	—	10
Kansas	2	—	—	2
Kentucky	4	—	—	4
Louisiana	2	1	—	3
Massachusetts	10	2	—	12
Maryland	7	4	—	11
Maine	3	2	—	5
Michigan	17	3	—	20
Minnesota	14	3	1	18
Missouri	4	3	—	7
Mississippi	—	2	—	2
North Carolina	7	3	—	10
North Dakota	3	—	—	3
Nebraska	2	—	—	2
New Hampshire	4	2	—	6
New Jersey	9	3	—	12
New Mexico	2	1	—	3
Nevada	2	3	—	5
New York	20	5	—	25
Ohio	15	4	—	19
Oklahoma	3	—	—	3
Oregon	5	1	—	6
Pennsylvania	17	4	2	23
Rhode Island	1	1	—	2
South Carolina	—	4	—	4
South Dakota	2	—	—	2
Tennessee	7	4	—	11
Texas	16	5	1	22
Utah	1	1	1	3
Virginia	6	3	1	10
Washington	10	2	—	12
Wisconsin	13	3	—	16
West Virginia	1	—	—	1

GRAND TOTAL	311	109	16	436

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
      Our cross-functional review committee approves proposed store projects, including new sites and lease renewals. We periodically evaluate our stores to assess the needs for remodeling or the timing of possible closure based on economic factors. We use our knowledge of market areas and rely upon the familiarity of our name and our national reputation with landlords to enhance our ability to obtain prime store locations and negotiate favorable lease terms. In 2005, we plan to open five stores (primarily outlets) and close approximately 15 stores (primarily related to natural lease terminations).
      We maintain a dedicated staff with extensive experience in opening and closing our temporary seasonal stores, which we leverage in our other concepts. Once a seasonal store site is selected and the lease is executed, we are usually able to open a store within three days.
      Our real estate, store planning and executive management teams analyze the performance and profitability of our stores and markets to assess the potential for new and replacement stores and to identify underperforming stores. We estimate that our average net investment in our permanent mall stores is approximately $378,000 and approximately $355,000 for our outlet stores, including inventory and capital investment and excluding any landlord compensation, which is recorded as deferred rent. In 2005, we expect new stores to generate a three-year internal rate of return of approximately 15% and have an average discounted cash payback period of two to three years. We cannot ensure that our future store openings will meet these expectations.
      The following chart highlights the number of stores, by format, opened or closed in each of the last three years:

	Mall	Outlet	Airport	Total

Store count as of February 2, 2002	492	94	33	619

Fiscal year ended February 1, 2003
Stores opened	12	22	—	34
Stores closed	(21)	(6)	(8)	(35)

End of year count	483	110	25	618

Fiscal year ended January 31, 2004
Stores opened	6	11	—	17
Stores closed	(50)	(8)	(6)	(64)
Stores in liquidation	(105)	(6)	—	(111)

End of year count	334	107	19	460

Fiscal year ended January 29, 2005
Stores opened	3	2	—	5
Stores closed	(26)	—	(3)	(29)

End of year count	311	109	16	436

      Mall Stores. We operated 311 permanent mall stores as of January 29, 2005, in 43 states. Our mall stores showcase a full range of leather outerwear, accessories and apparel primarily under our proprietary labels. These stores average approximately 2,600 total leased square feet and are located in all types of shopping malls, serving diverse demographics. A typical mall store will carry a selection of approximately 1,400 different styles of our merchandise.
      We further supplement our permanent mall stores with temporary seasonal stores to better capitalize on our peak selling season. In 2004, we operated 101 seasonal mall stores. We plan to operate approximately 125 seasonal mall stores in 2005. Our temporary seasonal stores provide us the opportunity to test prospective mall locations and are generally located in malls where there is not a permanent store. A typical seasonal store will carry approximately 1,800 styles of our merchandise.
      Outlet Stores. Our 109 outlet stores are located in 36 states and operate under the names Wilsons Leather Outlettm and The Wallet Workstm. To maintain brand image, we generally locate outlet stores in large outlet centers in areas away from our permanent mall stores. Our Wilsons Leather Outlet stores offer clearance items and special outlet-only merchandise as well as certain key in-season products. Wilsons Leather Outlet stores average approximately 4,000 total leased square feet and generally carry approximately 2,600 styles of merchandise. Our Wallet Works stores average 1,400 square feet and carry mainly accessories. We currently operate two Wallet Works stores. We operated one seasonal outlet store during 2004 and do not plan to operate any seasonal outlet stores in 2005.
      Airport Stores. We launched our airport stores in an effort to showcase our Wilsons Leather brand and accessories. Our 16 airport stores play an instrumental role in growing brand awareness and showcasing our products to millions of travelers who pass by our airport stores each year. These stores average approximately 700 total leased square feet and carry approximately 950 of our best-selling styles, primarily accessories.
      e-commerce. Our e-commerce site “www.wilsonsleather.com” offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. We are also using e-mail as a means of reaching out to our customers. The e-commerce site features key in-season merchandise as well as promotional merchandise and has been revamped to decrease the cost structure and improve customer service. In 2004, we had 3.1 million visitors at our www.wilsonsleather.com e-commerce site, compared to 2.5 million in 2003, and we achieved $4.2 million in on-line sales, which equates to an essentially flat year-over-year comparison. We plan to continue to invest prudently in the development and maintenance of our on-line presence, with the Internet serving as an additional shopping format for our customers, as well as a vehicle for building brand awareness. During 2004, we out-sourced the administration and marketing of our e-commerce site to a third party vendor who performs similar services for other specialty retailers.
      Store Operations. Our store operations are organized by region. The mall, outlet and airport stores are divided into four regions, with each region subdivided into districts. Each district manager is responsible for anywhere from 8 to 17 stores. Individual stores are staffed by a manager, an assistant manager, and a complement of full- and part-time sales associates whose numbers fluctuate based upon expected and actual sales. A typical store manager has an average of four years experience with our company. Store managers are responsible for sales and other operations including hiring and associate training, visual display and inventory control. All other aspects of store operations are administered centrally by our corporate offices. Temporary seasonal stores have a dedicated staff with the same responsibilities as the staff of our permanent stores. Temporary seasonal stores also provide an opportunity to develop and assess the skills of associates being considered for future permanent store management positions.
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
Distribution
      Merchandise for our stores is shipped directly from merchandise vendors or overseas manufacturers to our distribution center located in Brooklyn Park, Minnesota and, until it was closed in January 2004, our distribution center in Las Vegas, Nevada. We are party to a 15-year operating lease, with a five-year option to extend, for our 289,000 square-foot distribution center in Brooklyn Park, Minnesota that is equipped with automated garment-sorting equipment and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 30% of the merchandise received in the distribution center is immediately sent to our stores through cross-docking, which allows for minimal handling and storage. Additional merchandise is stored in the distribution center to replenish stores weekly with key styles and to build inventory for the peak selling season. Through the integration of merchant and distribution systems, we are able to replenish goods frequently to ensure that stores maintain an appropriate level of inventory. In addition, we are party to a three-year operating lease for a 45,600 square-foot distribution center in Maple Grove, Minnesota that we utilized in fiscal 2004 to support the distribution of merchandise to our seasonal stores. We plan to use the Maple Grove, Minnesota distribution center to support our seasonal store program in fiscal 2005. As was mentioned in “—Reorganization and Partial Store Liquidation,” we ceased distribution activities and closed the Las Vegas, Nevada distribution center in January 2004.
Marketing and Advertising
      Our marketing strategy is to position Wilsons Leather as the preferred retailer of quality leather products for our target customer, capitalizing on our position as the leading specialty retailer of leather outerwear, accessories and apparel in the United States. Through compelling fashion photo imagery in our stores and store fronts, the Wilsons Leather brand identity and current fashion trends are communicated to customers. Our airport stores showcase the Wilsons Leather brand to millions of travelers annually in some of the busiest airports in the United States. Our e-commerce site makes our merchandise more accessible to customers, increases brand awareness and facilitates cross-marketing efforts with our brick-and-mortar stores.
      Going forward, we will work toward creating a more efficient, focused and defined presentation in our stores and find fresh and creative ways to position our products to pull shoppers across the lease line. Our messages to our customers will be clearer and more concise. Our windows will be simplified and will have a more coordinated call to action for our customers.
      We are marketing to specific lifestyles and offer outerwear, accessories and apparel ranging from classic to contemporary styling. Targeting customers between the ages of 18 and 37 is a key marketing initiative. Recent market research indicates that those consumers are high-potential, high-volume customers. In addition, we believe cross-channel brand marketing will be an important driver in our future success. By leveraging our various selling formats— malls, outlets, airports and our e-commerce site— we intend to strengthen Wilsons Leather in the marketplace as the fashion leather leader.
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
      We circulated freestanding inserts in various newspapers during our seasonal promotional period during 2004 and expect to continue to make use of this form of promotion in key markets across the United States during 2005.

Information Systems
      Since 2000, we have invested more than $20.9 million in improving our information systems, completing the replacement of major operating platforms in the functional areas of merchandising, finance, human resources, manufacturing and store point-of-sale and back-office systems. These systems provide all levels of our organization access to information, powerful analytical tools to improve our understanding of sales and operating trends and the flexibility needed to anticipate future business needs. We believe that our current systems, which are fully scalable to accommodate future growth, are adequate to meet our operational plans over the next several years.
      Our point-of-sale and back-office systems have been designed to, among other things, free store associates’ time so that they can focus on serving our customers. Our point-of-sale system gives each store the ability to view inventory at other store locations, automates store operations, human resource and inventory management documentation and enables customer information collection. On a daily basis, we obtain sales and inventory data from stores, facilitating merchandising decisions regarding the allocation of inventory, pricing and inventory levels. Our connection to our overseas product sourcing offices provides both field management and home office personnel access to pertinent business information. The continuous flow of information to and from our overseas personnel permits us to control inventory better, plan manufacturing capacity, regulate merchandise flow and ensure product consistency among manufacturers.
Competition
      The retail leather outerwear, accessories and apparel industry is both highly competitive and fragmented. We believe that the principal bases upon which we compete are selection, style, quality, price, value, store location and service. We compete with a broad range of other retailers, including specialty retailers, department stores, mass merchandisers and discounters and other retailers of leather outerwear, accessories and apparel. We have found that we have different competitors during different times of the year. For example, our competition with department stores increases during the holiday gift giving season. During 2003 and 2004, we faced increased competition from mass merchandisers and discounters.
Trademarks
      We conduct our business under various trade names, brand names, trademarks and service marks in the United States, including M. Julian®, Maxima®, Pelle Studio®, Wilsons The Leather Expertstm, Tannery West®, Georgetown Leather Designtm, WalletWorkstm, Wilsons Leathertm, Handcrafted by Wilsons The Leather Expertstm, and Vintage by Wilsons The Leather Expertstm.
Employees
      As of January 29, 2005, we had 3,707 associates working for our company. Of these, 255 were corporate office and distribution center associates, 3,328 were full-and part-time associates in our base stores and 124 were seasonal associates in our seasonal stores. During our peak selling season, from October through January, we typically employ approximately 130 additional seasonal associates in our distribution center, approximately 1,900 additional seasonal associates in our base stores and 500 additional seasonal associates in our seasonal stores. We consider our relationships with our associates to be good. None of our associates are governed by collective bargaining agreements.
Available Information
      Our Internet address is www.wilsonsleather.com. We make available free of charge through our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Ethics and Conduct and our Board of Directors Committee charters are also available via our Web site.

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
      The retail leather outerwear, accessories and apparel markets are highly competitive and fragmented. We compete with a broad range of other retailers, including other specialty retailers, department stores, mass merchandisers and discounters, many of which have greater financial and other resources. Increased competition may reduce sales, increase operating expenses, decrease profit margins and negatively affect our ability to obtain site locations, sales associates and other employees. During 2003 and 2004, we faced increased competition from mass merchandisers and discounters. There can be no assurance that we will be able to compete successfully in the future and, if we are unable to do so, our business, financial condition and operating results could be adversely affected.

The uncertainty in general economic conditions has led to reduced consumer demand for our leather outerwear, accessories and apparel, and could adversely affect our business and liquidity.
      Meeting our future capital requirements depends on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	weather;

•	continued hostilities in the Middle East and other significant national and international events; and

•	taxation and consumer confidence in future economic conditions.
      Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. The uncertain outlook in the United States’ economy has adversely affected consumer spending habits and mall traffic, caused us to accelerate store closings, and, during 2002 and 2003 resulted in lower than expected net sales on a quarterly and annual basis. Comparable store sales increased 0.6% in 2004, but were down 3.8% in the fourth quarter of 2004 due to a lower than anticipated sales volume during the holiday selling season.

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
      In addition, we cannot provide assurance that consumer sentiment toward and demand for leather will not change or that we will be able to react to any such changes effectively or at all. For example, certain countries, including the United States and Canada, that supply the hides used to make leather products have experienced outbreaks of certain highly publicized diseases, namely Bovine Spongiform Encephalopathy (“mad-cow” disease) and hoof-and-mouth disease. There can be no assurance that demand for our leather products will not decline as a result of the publicity regarding these diseases or new scientific findings with respect to such diseases. If we are unable to anticipate, gauge and respond to changes in demand or if we misjudge fashion trends, our business, financial condition and operating results could be harmed.

Our comparable store sales and results of operations declined during the fourth quarter of 2004, and the years 2003 and 2002, and did not meet expectations of analysts.
      Our comparable store sales increased nominally by 0.6% in 2004, but were down 3.8% in the fourth quarter. Comparable store sales declined 6.8% and 7.0% in 2003 and 2002, respectively. We had a net loss from continuing operations of $23.7 million (which included $27.4 million of charges related to the restructuring and partial store liquidation), $33.6 million and $14.3 million in 2004, 2003 and 2002, respectively. Our comparable store sales are affected by a variety of factors, including:

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
      An inability to generate comparable store sales increases in the future could have a material adverse effect on our business, financial condition and results of operations. Failure of results of operations to meet expectations of research analysts could decrease the price of our common stock.

We may not be able to grow our business as planned.
      Our long-term operating results will depend, in part, on our ability to successfully open new stores and to effectively manage our existing business. Our ability to grow our business will be limited, however, if we are unable to improve the sales performance and productivity of our existing stores. Our future growth will also depend on our ability to:

•	anticipate fashion trends and design products, merchandise stores, manage inventory levels and take timely and necessary markdowns in response to such trends;

•	introduce and expand new selling concepts;

•	identify, negotiate, lease and open stores in suitable locations on a profitable and timely basis;

•	ensure the availability of and obtain the necessary capital to operate our business;

•	consolidate and upgrade our distribution centers and information systems in an efficient and timely manner; and

•	hire, train and retain qualified personnel, including management executives and hourly sales associates.
      We cannot assure you that we will be able to achieve all or any of these objectives.

A decrease in the availability of leather or an increase in its price could harm our business.
      The purchase of leather comprised approximately 56.1%, 59.5% and 62.8% of our costs of goods sold for leather apparel and 47.6%, 47.5% and 49.7% of the costs of goods sold for accessories in 2004, 2003 and 2002, respectively. A number of factors affect the price of leather, including the demand for leather in the shoe, furniture and automobile upholstery industries. In addition, leather supply is influenced by worldwide meat consumption and the availability of hides. Fluctuations in leather supply and pricing, which can be significant, may have a material adverse effect on our business, financial condition and results of operations.

We could have difficulty obtaining merchandise from our foreign suppliers.
      We import our leather garments and accessories from independent foreign contract manufacturers located primarily in China and India. We do not have long-term contracts or formal supply arrangements with our contract manufacturers. In 2004, 84.0% of our leather garments and accessories contracted for manufacture were purchased from foreign suppliers, with approximately 74.0% purchased from China and 8.0% purchased from India. Trade relations with China and India have, in the past, been unstable. If trade relations with these countries or any other country from which we source goods deteriorate, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise. Further, we cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States government, including the likelihood, type or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to source products will occur. In addition, it will take time for us to transition our sourcing to other countries. Certain other risks related to foreign sourcing include:

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
      Any event causing a sudden disruption of imports from China, India or other foreign countries, including a disruption due to financial difficulties of a supplier, or a catastrophic event (such as, but not limited to, fires, tornadoes, floods or acts of terrorism) could have a material adverse effect on our business, financial condition and results of operations. In the event that commercial transportation is curtailed or substantially delayed due to a dockworkers’ strike or other similar work action, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution center and stores.

The seasonality of our business could affect our profitability.
      Since our leather outerwear and apparel products are most often purchased during the holiday season, we experience substantial fluctuations in our sales and profitability. We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 54.0% of our annual sales in that time period in 2004, and 27.0% in December alone. Because our profitability, if any, is historically derived in the fourth quarter, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through January.
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
      Covenants contained within our senior credit facility, as amended, require us to meet certain financial tests and limit capital expenditures. In addition, certain covenants and restrictions under our senior credit facility limit our ability to pay cash dividends or make other distributions, to acquire or merge with another entity, to make investments, loans or guarantees, to borrow additional funds or dispose of assets and to create liens or other encumbrances, possibly affecting our flexibility in planning for, and reacting to, changes in our business.
      The failure to comply with the covenants and restrictions contained in the senior credit facility could, if not cured or waived, result in a default permitting the senior lenders to accelerate payment of indebtedness (including letters of credit and the Term B promissory note) under the senior credit facility and allow them to pursue other remedies (including foreclosing their liens on our assets). As of January 29, 2005, and the date of this report, we were in compliance with or had received waivers for all of our covenants related to the senior credit facility.
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
      Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with U.S. generally accepted accounting principles, but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1, “Summary of significant accounting policies,” to our consolidated financial statements describes our significant accounting policies.
      We have identified two accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to the valuation of inventory, and the valuation of property and equipment for impairment. Because of the uncertainty of estimates about these matters, we cannot provide any assurance that we will not:

•	significantly increase our lower of cost or market allowance for obsolete inventory; or

•	recognize a significant provision for impairment of our fixed assets at our stores.
For more information, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in this report.

Changes to financial accounting standards may effect our results of operations and cause us to change our business practices.
      We prepare our financial statements to conform with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in those principles could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R” or the “Statement,”) Share-Based Payment. This Statement requires that, beginning in our third quarter of 2005, we must record a charge to earnings for employee stock option grants and other equity incentives. We cannot precisely determine the impact this will have on earnings. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

Loss of key members of our senior management team could adversely affect our business.
      Our success depends largely on the efforts and abilities of our current senior management team. The loss of service of any of these persons could adversely affect our business. We do not maintain key-man life insurance on any members of our senior management team.

The sale into the market of the shares issued in our equity financing or issuable upon exercise of the warrants delivered in connection with our equity financing could decrease the price of our common stock or make it more difficult to obtain additional financing in the future.
      In connection with the equity financing completed on July 2, 2004, we issued 17,948,718 shares of our common stock and warrants to purchase four million shares of our common stock, subject to certain adjustments, to three institutional investors. Increasing the number of additional shares of common stock that may be eventually sold into the market by approximately 21.9 million shares could have a negative impact on the value of our shares. In addition, if we need to obtain additional financing, the terms on which we may obtain additional financing may be adversely affected.

Ownership of our common stock is concentrated.
      Our directors and executive officers, excluding Ted Weschler, a general partner of the general partner of Peninsula Investment Partners, L.P. (“Peninsula”), beneficially owned, in the aggregate, 9.6 percent of our common stock as of April 4, 2005. As of April 4, 2005, Peninsula beneficially owned approximately 44.0 percent of our common stock. Either the directors and officers voting together or Peninsula voting alone would be able to exert significant influence over our business and affairs, including:

•	the election of individuals to our board of directors;

•	the adoption of amendments to our Amended and Restated Articles of Incorporation; and

•	the approval of certain mergers, additional financing, sales of assets and other business acquisitions or dispositions.
      In addition, the ownership concentration of our stock may limit liquidity and cause shareholders to experience price fluctuations when selling large blocks of our stock.

The market price for our common stock may be volatile.
      Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of:

•	any future sales of our common stock or other securities;

•	a decline in any month or quarter of our revenues or earnings;

•	a decline in any month or quarter of comparable store sales;

•	a deviation in our revenues, earnings or comparable store sales from levels expected by securities analysts;

•	changes in financial estimates by securities analysts; or

•	changes in market valuations of other companies in the same or similar markets.
      In addition, the Nasdaq National Market has experienced extreme volatility that has often been unrelated to the performance of particular companies. Future market fluctuations may cause our stock price to fall regardless of our performance. Such volatility may limit our future ability to raise additional capital.

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
      Our corporate offices and distribution center are in one location. Our operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, fires, tornadoes, floods or acts of terrorism) impacts the use of these facilities. There can be no assurance that we would be successful in obtaining alternative facilities in a timely manner if such a catastrophic event were to occur.

The public sale of our common stock by existing shareholders could adversely affect the price of our common stock.
      The market price of our common stock could decline as a result of market sales by our existing shareholders or the perception that such sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of January 29, 2005, 1,852,222 shares were subject to issuance upon the exercise of vested stock options previously granted by us, all of which would be freely tradable if issued, subject to compliance with Rule 144 in the case of our affiliates. In addition, 870,386 shares of our common stock have been reserved for issuance pursuant to our employee benefit plans.

Item 2.	Properties
      As of January 29, 2005, we operated 436 leased store locations. Substantially all of our stores were located in shopping malls, outlet malls or airport retail locations. Store leases with third parties are typically five to 10 years in duration. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. As of January 29, 2005, of the 436 open leased Wilsons Leather stores, an affiliate of CVS New York, Inc. (“CVS”) (formerly Melville Corporation, the parent company to the predecessor companies) guaranteed approximately 22 leases, all of which were entered into before the 1996 management buyout.
      We are party to a 15-year operating lease, with a five-year option to extend, for a 289,000 square-foot distribution center and 69,000 square-foot corporate office space located in Brooklyn Park, Minnesota. In addition, we are party to a three-year operating lease for a 45,600 square-foot distribution center in Maple Grove, Minnesota that we utilized in fiscal 2004 to support the distribution of merchandise to our seasonal stores. We plan to use the Maple Grove, Minnesota distribution center to support our seasonal store program in 2005.

Item 3.	Legal Proceedings
      We are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 4A.	Executive Officers of the Registrant
      The following table sets forth certain information concerning our executive officers as of April 1, 2005:

Name	Age	Position

Michael M. Searles	55	Chairman and Chief Executive Officer
Peter G. Michielutti	48	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Brian R. Bootay	51	Vice President
Betty A. Goff	48	Vice President
Stacy A. Kruse	45	Vice President
Jeffrey W. Orton	49	Vice President
Arthur J. Padovese	54	Vice President
Steven R. Waller	41	Vice President
Teresa L. Wright	44	Vice President
      Michael M. Searles has served as our Chief Executive Officer since December 2004 and as Chairman and Chief Executive Officer since February 2005. Prior to joining Wilsons Leather, Mr. Searles had been in private retail consulting from 2002 to November 2004. He served as Chairman of the Board and Chief Executive Officer of Factory 2-U Stores, Inc., an off-price apparel and home products retailer, from 1998 to 2002. Mr. Searles served in various positions at Montgomery Ward, a full-line department store chain, from 1996 to 1997, most recently as President, Merchandising and Marketing. Mr. Searles was President of Women’s Specialty Retail Group (now Casual Corner Group), then a division of United States Shoe Corporation, a manufacturing and retail apparel and footwear company, from 1993 to 1995. Mr. Searles also served as President of Kids “R” Us, a leading retailer of toys, baby products and children’s apparel from 1984 to 1993.
      Peter G. Michielutti has served as our Executive Vice President, Chief Financial Officer and Chief Operating Officer since 2004 and also served as our Executive Vice President and Chief Financial Officer from March 2003 to August 2004, responsible for finance, information systems, and real estate. Mr. Michielutti also served as our Senior Vice President and Chief Financial Officer from March 2001 to February 2003. Prior to joining Wilsons Leather, Mr. Michielutti held various positions with US Bancorp, a financial services holding company, from 1998 to 2001, most recently as Executive Vice President, Information Services and Operations. Mr. Michielutti held various positions with Fingerhut Companies, Inc., a direct marketing retail business, most recently as Executive Vice President and Chief Operating Officer from 1996 to 1998.
      Brian R. Bootay has served as our Vice President responsible for real estate and construction since October 2000. Prior to joining Wilsons Leather, Mr. Bootay was Vice President, Leasing at Venator Group Realty Corporation, a subsidiary of Venator Group, Inc., a specialty retailer of athletic footwear and apparel, from 1996 to 2000, and was Senior Vice President, Real Estate at CVS (formerly Melville Corporation), a diversified specialty retailer, from 1994 to 1996.
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
      Stacy A. Kruse has served as our Vice President responsible for finance and treasury since August 2004 and served as our Director of Finance and Treasurer from April 2003 to July 2004, and Director of Business Planning & Analysis and Treasurer from June 2001 to March 2003. Prior to joining Wilsons Leather, Ms. Kruse was Director of Finance (Information Systems) at US Bancorp, a financial services company, from 1999 to 2001 and in various positions at Carlson Marketing Group, a marketing services company, from 1995 to 1999, most recently as Director of Operations (Loyalty Division) from 1996 to 1999.

      Jeffrey W. Orton has served as our Chief Information Officer and Vice President responsible for information systems and logistics since October 1997, and served as our Director of Strategic Analysis from March 1997 to October 1997, and Director of Business Process Reengineering from September 1993 to March 1997. Prior to joining Wilsons Leather, Mr. Orton held various positions at United States Shoe Corporation, a manufacturing and retail apparel and footwear company, from 1986 to 1993, and most recently as Director of Footwear Retail Systems from 1992 to 1993.
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
      Steven R. Waller has served as our Vice President responsible for sourcing since January 1999, and served as our Director of Product Development from September 1998 to January 1999. Prior to joining Wilsons Leather, Mr. Waller served in various operations and import positions with G-III Apparel Group, Ltd., a leather and non-leather apparel manufacturer and distributor, most recently as Director of Imports from 1987 to 1998. Mr. Waller is the son of Joel N. Waller, a director of the company.
      Teresa L. Wright has served as our Vice President responsible for merchandising since June 2004 and served as our General Merchandise Manager (outlets) from November 2000 to May 2004, and Division Merchandise Manager from November 1997 to October 2000, and Buyer from December 1996 to October 1997. Prior to joining Wilsons Leather, Ms. Wright held various merchandising positions at Marshall Field’s, a department store retailer, from 1986 to 1996, and most recently as Senior Buyer from 1993 to 1996.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock, $.01 par value, trades on the Nasdaq National Market under the symbol WLSN. The closing price of our common stock on April 4, 2005, was $4.60. The following table presents the high and low market prices from February 2, 2003 through January 29, 2005.

Quarterly Common Stock Price Ranges

Fiscal quarter ended	High	Low

May 3, 2003	$5.17	$3.74
August 2, 2003	$8.75	$5.55
November 1, 2003	$10.00	$7.13
January 31, 2004	$9.10	$3.08

May 1, 2004	$3.50	$2.13
July 31, 2004	$4.95	$2.23
October 30, 2004	$6.66	$4.71
January 29, 2005	$5.73	$3.13
      There were 83 record holders of our common stock as of April 4, 2005.

Dividends
      We have not declared any cash dividends since our inception in May 1996. In addition, our loan agreements contain certain covenants limiting, among other things, our ability to pay cash dividends or make other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Purchases of Equity Securities
      We did not purchase any shares of our common stock during the fourth quarter of 2004.

Item 6.	Selected Financial Data
      The selected historical consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company, beginning on page F-1 of this report. The selected historical consolidated financial data has been derived from our audited consolidated financial statements. Certain amounts included in the selected historical consolidated financial data for fiscal years 2000 through 2003 have been reclassified to conform with the 2004 financial statement presentation. See Note 2, “Reclassification of financial statements,” included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-13 of this report for a more detailed description of these reclassifications.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
(In thousands except per share amounts and operating data)

	For the years ended

	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004(7)	2003(1)(7)	2002(1)(2)(7)	2001(2)(3)(7)

Statement of Operations Data:
Net sales	$441,071	$521,025	$571,547	$598,299	$619,932
Gross margin	141,358	147,111	169,753	196,808	233,587
Operating income (loss)	(18,512)	(25,920)	(13,603)	22,511	66,523
Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle	(25,939)	(36,788)	(23,856)	12,927	62,318
Provision (benefit) for income taxes	(2,183)	(3,205)	(9,543)	5,171	21,289

Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(23,756)	(33,583)	(14,313)	7,756	41,029
Income (loss) from discontinued operations, net of tax	173	—	(42,014)	(22,093)	29
Extraordinary loss on early extinguishment of debt, net of tax	—	—	—	—	(623)
Cumulative effect of a change in accounting principle, net of tax(4)	—	—	(24,567)	—	—

Net income (loss)	$(23,583)	$(33,583)	$(80,894)	$(14,337)	$40,435

Basic earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(0.76)	$(1.64)	$(0.71)	$0.45	$2.45
Income (loss) from discontinued operations	0.01	—	(2.10)	(1.28)	—
Extraordinary loss on early extinguishment of debt	—	—	—	—	(0.04)
Cumulative effect of a change in accounting principle	—	—	(1.22)	—	—

Basic earnings (loss) per share	$(0.75)	$(1.64)	$(4.03)	$(0.83)	$2.41

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA— (Continued)
(In thousands except per share amounts and operating data)

	For the years ended

	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004(7)	2003(1)(7)	2002(1)(2)(7)	2001(2)(3)(7)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	$(0.76)	$(1.64)	$(0.71)	$0.45	$2.36
Income (loss) from discontinued operations	0.01	—	(2.10)	(1.28)	—
Extraordinary loss on early extinguishment of debt	—	—	—	—	(0.03)
Cumulative effect of a change in accounting principle	—	—	(1.22)	—	—

Diluted earnings (loss) per share	$(0.75)	$(1.64)	$(4.03)	$(0.83)	$2.33

Weighted average common shares outstanding:
Basic	31,275	20,528	20,053	17,172	16,732
Diluted	31,275	20,528	20,053	17,172	17,342
Selected Operating Data:
Number of permanent stores open at end of period(5)	436	460	618	619	573
Change in comparable store sales(5)(6)	0.6%	(6.8)%	(7.0)%	(12.1)%	4.1%
Net sales per square foot for stores open entire period(5)	$395	$377	$380	$415	$503
Total selling square footage at end of period (5) (in thousands)	1,004	1,052	1,377	1,359	1,203
Peak number of seasonal stores during period	102	229	284	281	239

	At year ended

	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004(7)	2003(1)(7)	2002(1)(2)(7)	2001(2)(3)(7)

Balance Sheet Data:
Working capital	$86,221	$61,847	$107,096	$101,002	$98,379
Inventories	86,059	89,298	118,701	92,940	106,164
Total assets	188,580	215,765	259,303	346,908	316,348
Total debt (short and long-term)	25,000	56,189	55,740	55,590	30,590
Shareholders’ equity	95,107	85,354	117,228	184,495	174,710

(1)	Includes a charge to operations, before tax, of $1.0 and $5.4 million in 2002 and 2001, respectively, resulting from the impairment of property and equipment.

(2)	Reclassified for the presentation of discontinued operations for the Travel Subsidiaries.

(3)	Our results of operations for the year ended February 3, 2001, consisted of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-K.

(4)	Includes a charge to operations, net of tax, of $24.6 million for the year ended February 1, 2003, resulting from the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets.

(5)	The figures for January 31, 2004, exclude the 111 liquidation stores.

(6)	A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

(7)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The consolidated financial statements for all periods present the Travel Subsidiaries segment as discontinued operations. See “—Discontinued Operations” below. Unless otherwise indicated, the following discussion relates only to Wilsons Leather’s continuing operations.
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
      At January 29, 2005, we operated 436 stores located in 45 states, including 311 mall stores, 109 outlet stores and 16 airport locations. We also operated 102 temporary seasonal stores during 2004 to better capitalize on our peak selling season from October through January.
      During the last three years, in support of our overall financial strategy, the following three major actions were taken: 1) we discontinued operations for the Travel Subsidiaries, 2) we conducted a reorganization and partial store liquidation, and 3) we obtained additional financing. These actions are described in greater detail below.
      We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 54.0% of our annual sales in that time period in 2004, and 27.0% in December alone. As part of our strategy to improve operating margins and maximize revenue and profitability during non-peak selling seasons, we have increased the number of outlet locations since 2000, which are less seasonal, and modified our product mix to emphasize accessories. Accessory sales grew as a percentage of sales to 35.6% in 2004 from 33.6% in 2003 and 31.6% in 2002, largely as a result of fresh, new styles designed to match our customers’ lifestyle needs.
      Comparable store sales increased 0.6% in 2004 and decreased 6.8% and 7.0% in 2003 and 2002, respectively. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year. The 111 liquidation stores are not included in comparable store sales for the month of January 2004 and all of fiscal 2004. Loss from continuing operations as a percentage of sales was (5.4%), (6.4%) and (2.5%), in 2004, 2003 and 2002, respectively.

      The following table contains selected information for each of our store formats for 2004.

				Sales per
	Sales	Comparable Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$246.3	(0.3)%	2,000	$387.5
Outlet stores	139.0	2.0%	3,300	378.4
Airport stores	13.6	4.6%	700	1,649.5
E-commerce	4.2	—	—	—
Seasonal	17.2	—	—	—
Liquidation	20.8	—	—	—

Total	$441.1

      The following table contains selected information for each of our store formats for 2003.

				Sales per
	Sales	Comparable Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$327.0	(10.1)%	2,100	$364.7
Outlet stores	137.0	3.7%	3,300	372.6
Airport stores	16.1	(7.1)%	700	1,114.8
E-commerce	4.5	—	—	—
Seasonal	33.1	—	—	—
Liquidation	3.3	—	—	—

Total	$521.0

(1)	Sales per square foot is defined as net sales for stores open a full 12 months divided by total selling square feet for stores open a full 12 months.
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
Reclassification of Financial Statements
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under U.S. generally accepted accounting principles (“GAAP”). In light of this letter, we initiated a review of our lease-related accounting methods and determined that our methods of accounting for: (1) leasehold improvements funded by landlord incentives, and (2) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. However, these misstatements had no impact on our net income or loss for any period and, as a result, we reclassified certain amounts within our consolidated financial statements for each of the fiscal years ended January 31, 2004, and February 1, 2003, the first three quarters of fiscal 2004 and all four fiscal quarters of 2003.
      We had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of related leasehold improvements reflected in the consolidated balance sheets and the capital expenditures reflected in investing activities in the consolidated statements of cash flows. We determined that the appropriate interpretation of Financial Accounting Standards Board (the “FASB”) Technical Bulle-

tin No. 88-1, “Issues Relating to Accounting for Leases,” requires these incentives to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows. This resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to rent expense, which is included in cost of goods sold, buying and occupancy costs in the consolidated statements of operations. We also reclassified lease incentives to operating activities, which were previously included as a reduction of the cost component of capital expenditures in investing activities in the consolidated statements of cash flows.
      Additionally, we had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the first intended use of the property. We re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out period,” typically one to two months prior to store opening). However, we have elected to capitalize these construction period rent expenses and amortize them over the term of the lease. We did not previously have a policy or practice to expense or capitalize rent costs during the construction period. In order to properly state the rent expense related to the build-out period, we are required to record additional deferred rent in other accrued expenses and other long-term liabilities and to adjust property, plant and equipment, net in the consolidated balance sheets, as well as reclassifying a portion of the previously reported rent expense to depreciation.
      See Note 2, “Reclassification of financial statements,” contained in our consolidated financial statements, for a more detailed description of these reclassifications. The accompanying discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to these corrections.
Critical Accounting Policies
      Our significant accounting policies are described in Note 1, “Summary of significant accounting policies,” contained in our consolidated financial statements beginning on page F-7 of this report. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventories
      We value our inventories, which consist primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of January 29, 2005, and January 31, 2004, the LIFO cost of inventories approximated the first-in, first-out (“FIFO”) cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Property and Equipment Impairment
      Our property and equipment consists principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in our consolidated balance sheets in our consolidated financial statements. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is 10 years. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. We review long-lived assets for impairment whenever events, such as decisions to close a store or changes in circumstances, indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss for a particular market of stores impaired equal to the difference between the carrying value and the asset’s fair value, which is indicated by the discounted future cash flows using a risk-adjusted rate of return. We recorded a charge of $1.0 million for impaired assets during the fourth quarter of 2002. During 2003 and 2004, we did not record an impairment charge based on our impairment testing. In addition, decisions to close stores during the year have and will result in accelerated depreciation over the revised useful life of those store assets. Most store closures (excluding the 111 liquidation stores) occur upon the lease expiration.
Results of Operations
      OVERVIEW
      In evaluating our financial performance and operating trends, management considers information concerning our operating loss, net loss, basic and diluted loss per share and certain other information before liquidation and restructuring costs that are not calculated in accordance with GAAP. See Note 4, “Reorganization and partial store liquidation,” to our consolidated financial statements beginning on page F-17 of this report. A reconciliation of these non-GAAP financial measures to GAAP numbers for the year-to-date periods ended January 29, 2005, and January 31, 2004, is included in the tables below. We believe that the non-GAAP numbers calculated before liquidation and restructuring costs provide a useful analysis of our ongoing operating trends and in comparing operating performance period to period. We evaluate these non-GAAP numbers calculated before liquidation and restructuring costs on a quarterly basis in order to measure and understand our ongoing operating trends. Our management incentive bonuses were based on an earnings before tax measure calculated before liquidation and restructuring costs.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the year ended January 29, 2005
(In thousands, except per share amounts)
(Unaudited)

	For the year	Liquidation,	For the year
	ended	Restructuring	ended
	January 29,	and Other	January 29,
	2005—as reported	Charges(1)	2005—adjusted

Net sales	$441,071	$20,778	$420,293
Cost of goods sold, buying and occupancy costs	299,713	16,944	282,769

Gross margin	141,358	3,834	137,524
Selling, general and administrative expenses	129,240	17,442	111,798
Depreciation and amortization	30,630	13,780	16,850

Operating income (loss)	(18,512)	(27,388)	8,876
Interest expense, net	7,427	—	7,427

Income (loss) from continuing operations before income taxes	(25,939)	(27,388)	1,449
Income tax benefit	(2,183)	—	(2,183)

Income (loss) from continuing operations	(23,756)	(27,388)	3,632
Income from discontinued operations, net of tax	173	—	173

Net income (loss)	$(23,583)	$(27,388)	$3,805

Basic earnings per share:
Income (loss) from continuing operations	$(0.76)	$(0.87)	$0.11

Income (loss) from discontinued operations	$0.01	$—	$0.01

Basic earnings (loss) per share	$(0.75)	$(0.87)	$0.12

Basic weighted average shares outstanding	31,275	—	31,275

Diluted earnings per share:
Income (loss) from continuing operations	$(0.76)	$(0.85)	$0.11

Income (loss) from discontinued operations	$0.01	$—	$0.01

Diluted earnings (loss) per share	$(0.75)	$(0.85)	$0.12

Weighted average shares outstanding—diluted	31,275	—	32,057

(1)	Includes $27.4 million related to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, accelerated depreciation, fixed asset write-offs, lease termination costs related to store closings, severance, and other restructuring charges.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the year ended January 31, 2004
(In thousands, except per share amounts)
(Unaudited)

	For the year	Liquidation,	For the year
	ended	Restructuring	ended
	January 31,	and Other	January 31,
	2004—as reported(2)	Charges(1)(2)	2004—adjusted(2)

Net sales	$521,025	$3,290	$517,735
Cost of goods sold, buying and occupancy costs	373,914	6,806	367,108

Gross margin	147,111	(3,516)	150,627
Selling, general and administrative expenses	150,678	2,805	147,873
Depreciation and amortization	22,353	2,278	20,075

Operating loss	(25,920)	(8,599)	(17,321)
Interest expense, net	10,868	—	10,868

Loss from continuing operations before income taxes	(36,788)	(8,599)	(28,189)
Income tax benefit	(3,205)	—	(3,205)

Loss from continuing operations	(33,583)	(8,599)	(24,984)
Net loss	$(33,583)	$(8,599)	$(24,984)

Basic and diluted loss per share:
Basic and diluted loss per share	$(1.64)	$(0.42)	$(1.22)

Weighted average shares outstanding—basic and diluted	20,528	—	20,528

(1)	Includes $8.6 million related to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, severance related to staff reductions, accelerated depreciation related to store closings, a loss on disposal of assets associated with the closing of the Las Vegas, Nevada distribution center, and other miscellaneous charges.

(2)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005.

      The following tables contain selected information from our historical consolidated statements of operations, expressed as a percentage of net sales. These numbers are presented both “as reported” and excluding the liquidation and restructuring costs (i.e., the adjusted figures presented in the tables above):

	Selected Data as a Percentage of Net Sales
	As reported
	For the years ended

	January 29,	January 31,	February 1,
	2005	2004(1)	2003(1)

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	68.0	71.8	70.3

Gross margin	32.0	28.2	29.7
Selling, general and administrative expenses	29.3	28.9	28.8
Depreciation and amortization	6.9	4.3	3.3

Operating loss	(4.2)	(5.0)	(2.4)
Interest expense, net	1.7	2.1	1.8
Income tax benefit	(0.5)	(0.6)	(1.7)

Loss from continuing operations before cumulative effect of a change in accounting principle	(5.4)	(6.4)	(2.5)
Loss from discontinued operations, net of tax	—	—	(7.4)
Cumulative effect of a change in accounting principle, net of tax	—	—	(4.3)

Net loss	(5.3)	(6.4)	(14.2)

	Selected Data as a Percentage of Net Sales
	As adjusted
	for the years ended

	January 29,	January 31,	February 1,
	2005	2004(1)	2003(1)

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	67.3	70.9	70.3

Gross margin	32.7	29.1	29.7
Selling, general and administrative expenses	26.6	28.6	28.8
Depreciation and amortization	4.0	3.9	3.3

Operating income (loss)	2.1	(3.3)	(2.4)
Interest expense, net	1.8	2.1	1.8
Income tax benefit	(0.5)	(0.6)	(1.7)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	0.9	(4.8)	(2.5)
Income (loss) from discontinued operations, net of tax	—	—	(7.4)
Cumulative effect of a change in accounting principle, net of tax	—	—	(4.3)

Net income (loss)	0.9	(4.8)	(14.2)

(1)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005.

2004 Compared to 2003
      Net Sales. Net sales decreased 15.3% to $441.0 million in 2004 from $521.0 million in 2003. Included in the 2004 and 2003 sales were approximately $20.8 million and $3.3 million, respectively, in sales resulting from the liquidation of 111 stores that began in the fourth quarter of 2003 and ended in April of 2004. See Note 4, “Reorganization and partial store liquidation,” contained in our consolidated financial statements. When adjusted to remove the liquidation sales, net sales decreased 18.8% to $420.3 million in 2004 from $517.7 million in 2003. These decreased sales levels are primarily reflective of the 26.5% decline in average store count as partially offset by a comparable store sales increase of 0.6% in 2004 compared to a decrease of 6.8% in 2003.
      The increase in comparable store sales in 2004 was primarily driven by special clearance and promotional sales in the second and third quarters of 2004, when we posted comparable store sales increases of 11.0% and 7.2%, respectively, offset by the comparable store sales decrease of 3.8% in the fourth quarter of 2004 as a result of lower than anticipated volume during the holiday selling season. Comparable store sales do not include sales for the liquidation stores.
      We opened five stores and closed 29 stores during 2004, compared to opening 17 stores and closing 175 stores (including the 111 liquidation stores) in 2003. As of January 29, 2005, we operated 436 stores compared to 460 stores (excluding the 111 liquidation stores) as of January 31, 2004. Our selling square footage in 2004 decreased 4.6% to 1,004,000 from 1,052,400 in 2003. We operated 102 seasonal stores during the 2004 holiday selling season as compared to 229 seasonal stores during 2003.
      Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $74.2 million, or 19.8%, to $299.7 million in 2004 from $373.9 million in 2003. This decrease was driven by both the lower sales volume as well as a $28.7 million decrease in buying and occupancy costs discussed below. Gross margin in total dollars decreased by $5.7 million, or 3.9%, to $141.4 million in 2004 from $147.1 million in 2003 as a result of the decreased sales discussed above, as partially offset by the decrease in cost of goods sold, buying and occupancy costs.
      Gross margin as a percentage of net sales increased 380 basis points in 2004 compared to 2003. The improvement in gross margin as a percentage of net sales was primarily due to $28.7 million in decreased buying and occupancy costs. The improvement in buying and occupancy costs was largely driven by: (1) an improvement of $26.8 million in occupancy costs as a result of the 26.5% decline in average store count, (2) a $1.4 million decrease in distribution center costs due to the closure of the Las Vegas, Nevada distribution center in January of 2004, and (3) a $0.5 million decrease in other merchandising costs. The gross margin improvement was also driven by reduced delivery costs of $1.5 million due to fewer stores open and a lower level of clearance goods as a result of the liquidation process.
      Gross margin as a percentage of net sales, excluding liquidation and restructuring charges (which totaled a positive $3.8 million in 2004 and a negative $3.5 million in 2003) increased to 32.7% in 2004 compared to 29.1% in 2003. This increase is primarily a result of the improvements in buying and occupancy costs as discussed above.
      Selling, General and Administrative Expenses. SG&A expenses decreased to $129.2 million in 2004 from $150.7 million in 2003, and increased as a percentage of net sales to 29.3% from 28.9%. However, SG&A as a percentage of net sales, excluding liquidation and restructuring charges (which totaled $17.4 million and $2.8 million, respectively, in 2004 and 2003) decreased to 26.6% in 2004 compared to 28.6% in 2003. This reduction is a result of the improvement in controlling store related expenses, the closing of underperforming stores and the overhead reductions implemented in January 2004, all discussed below.
      The $21.4 million decrease in total SG&A spending was primarily due to: (1) a $19.6 million decrease in store selling expenses due to tighter cost control and the 26.5% decline in average store count, (2) a $7.6 million decrease in other store and field sales management expenses also due to a lower average store count, (3) a $0.6 million decrease in e-commerce expenses due to fewer functionality improvements over the prior year and the outsourcing of our e-commerce operations in the third quarter of 2004, (4) a $1.9 million decrease in legal expenses related to a charge of $1.9 million taken in the second quarter of 2003 in connection with a class action lawsuit, (5) a $1.9 million decrease in other administrative costs related to a reduced store count and other cost-saving initiatives, and (6) a $4.4 million decrease in sales promotion expenses as a result of less spending on direct advertising as compared to 2003. These expense reductions were offset by a $14.6 million increase over the prior year for liquidation and restructuring costs related primarily to lease termination costs, asset write-offs related to store closings, severance, including payments under our agreements with David L. Rogers and Joel N. Waller, performance bonuses due former officers of the Company, retention bonuses and other restructuring costs.
      Depreciation and Amortization. Depreciation and amortization increased to $30.6 million in 2004, from $22.4 million in 2003, and increased as a percentage of net sales to 6.9% from 4.3%. The $8.3 million increase was primarily the result of $11.5 million of additional accelerated depreciation recorded in 2004 as compared to 2003 primarily related to the liquidation stores, partially offset by $3.2 million in decreased administration and store depreciation as a result of headcount and related asset reductions at our headquarters and closures of two distribution centers in the fourth quarter of 2003, as well as a lower level of store assets related to the reduced store count.
      Depreciation and amortization, excluding liquidation and restructuring efforts (which totaled $13.8 million and $2.3 million in 2004 and 2003, respectively), decreased to $16.9 million, or 4.0% of net sales, in 2004 compared to $20.1 million, or 3.9% of net sales in 2003. As mentioned above, the decreased total dollars relates to a lower level of administration and store assets. The slight increase as a percentage of net sales is a result of the lower net sales volume.
      Operating Loss. As a result of the above, the operating loss decreased $7.4 million to $18.5 million in 2004 compared to $25.9 million in 2003, or (4.2)% of net sales in 2004 compared to (5.0)% of net sales in 2003. This was largely due to an $18.8 million increase in liquidation and restructuring costs, which was more than offset by: (1) $36.1 million in lower SG&A expenses, (2) $3.2 million in favorable depreciation expense due to a lower asset base, and (3) a $13.1 million decrease in gross margin due to the lower net sales as offset by the decreased buying and occupancy costs.
      Excluding the liquidation and restructuring charges, an operating profit of $8.9 million was reported in 2004 as compared to an operating loss of $17.3 million in 2003. This improvement reflects the restructuring and store closing initiatives as well as the impact of our improved gross margin percentage.
      Interest Expense. Interest expense decreased by $3.5 million to $7.4 million in 2004 compared to $10.9 million in 2003. This improvement was primarily due to: (1) interest savings from the repurchase of $22.0 million of the 11 1/4% Senior Notes in the second quarter of 2004 and repayment of $8.6 million of the 11 1/4% Senior Notes at maturity in the third quarter of 2004, (2) reduced levels of revolver borrowings, and (3) reduced amortization of debt issuance costs. These savings were partially offset by a $0.5 million write-off of debt issuance costs related to the amended senior credit facility, which reduced our revolving line of credit borrowing capacity from $180.0 million to $125.0 million. The liquidation and restructuring activities did not impact interest expense.
      Income Tax Benefit. We recorded an income tax benefit of $2.2 million during 2004 as compared to an income tax benefit of $3.2 million in 2003. In 2003, a valuation allowance was recorded against the net deferred tax assets exclusive of the LIFO reserve due to continued sustained losses in 2003. The $2.2 million and $3.2 million tax benefits recorded in 2004 and 2003, respectively, were due to a reduced tax basis related to our LIFO inventory reserve as a result of a change in the level and mix of our inventory.
      Income from Discontinued Operations. We reported $173,000 in income from discontinued operations, net of tax, in 2004, which represents the reversal of the discontinued operations liability at the end of 2004 that was no longer required.
      Net Loss. As a result of the above, the net loss for 2004 was $23.6 million as compared to $33.6 million for 2003. The decreased net loss over the prior year was primarily due to the increased liquidation and restructuring charge of $18.8 million, as offset by the decreased SG&A, depreciation and interest expenses and decreased gross margin contribution and income tax benefit (all discussed above). Excluding the liquidation and restructuring charges, net income was $3.8 million in 2004 as compared to a net loss of $25.0 million in 2003.

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
      Included in 2003 sales was approximately $3.3 million in sales resulting from the liquidation of 111 stores that began in the fourth quarter of 2003 and ended in April of 2004. See Note 4, “Reorganization and partial store liquidation,” contained in our consolidated financial statements. When adjusted to remove the liquidation store sales, net sales decreased 9.4% to $517.7 million in 2003 from $571.5 million in 2002. The primary causes for this decrease are described above.
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
      Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $27.9 million, or 6.9%, compared to 2002. The $27.9 million decrease from 2002 was due to: (1) $21.9 million in lower cost of goods sold due to lower sales volume in 2003 compared to 2002, (2) $3.7 million in lower buying and occupancy costs, largely due to cost saving initiatives, including rent reductions of approximately $1.4 million and a 4% lower average number of permanent stores operated (598 in 2003 compared to 623 in 2002), and (3) $2.3 million in reduced markdown expense. Despite these savings, cost of goods sold, buying and occupancy costs increased to 71.8% as a percentage of sales in 2003 from 70.3% as a percentage of net sales in 2002 due to the deleveraging effect of the $50.5 million reduction in sales volume. Gross margin as a percentage of sales decreased 150 basis points in 2003 compared to 2002 reflecting the year-over-year fluctuations discussed above.
      Cost of goods sold, buying and occupancy costs decreased $34.7 million, or 8.6%, excluding liquidation and restructuring charges of $6.8 million recorded in 2003. Gross margin as a percentage of sales, excluding liquidation and restructuring charges of $3.5 million in 2003, decreased to 29.1% in 2003 compared to 29.7% in 2002, again reflective of the deleveraging effect of the lower sales volume.
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

      These expense reductions were primarily offset by (1) a $2.2 million increase in general administrative costs for higher employee benefits costs primarily due to increased insurance costs and higher costs for consulting fees related to corporate restructuring and financing activities, offset by lower payroll expense in 2003 compared to 2002, (2) a $1.0 million increase in legal costs, and (3) a $2.0 million increase in various other miscellaneous costs and reduced transaction fees that offset selling expenses.
      SG&A decreased $16.6 million to $147.9 million in 2003 when adjusted to remove the liquidation and restructuring charges of $2.8 million. SG&A as a percentage of net sales excluding the liquidation and restructuring charges improved to 28.6% in 2003 from 28.8% in 2002.
      Depreciation and Amortization. Depreciation and amortization increased to $22.4 million in 2003 from $18.8 million in 2002, and increased as a percentage of net sales to 4.3% from 3.3%. The increase of $3.5 million was primarily the result of: (1) a $2.3 million increase in accelerated depreciation recorded in 2003 for increased planned store closures during 2003 and scheduled 2004 closures, primarily related to the liquidation and restructuring activities, as compared to the accelerated depreciation recorded in 2002 for 2002 and planned 2003 store closures, (2) an $0.8 million charge taken for the re-evaluation of asset lives for point-of-sale systems, (3) $0.3 million in increased amortization and depreciation of administrative assets due to higher asset levels in 2003 compared to 2002, and (4) $0.1 million in higher general store depreciation expense.
      Depreciation and amortization, excluding liquidation and restructuring efforts, which totaled $2.3 million in 2003, increased to $20.1 million from $18.8 million in 2002. This $1.3 million increase was primarily due to the $0.8 million charge for the re-evaluation of asset lives for point-of-sale systems and increased amortization and depreciation related to administrative assets.
      Operating Loss. As a result of the above, the operating loss was $25.9 million in 2003 compared to a $13.6 million operating loss in 2002, or (5.0)% of net sales in 2003 as compared to (2.4)% of net sales in 2002. Excluding liquidation and restructuring charges, an operating loss of $17.3 million was reported in 2003 as compared to a $13.6 million operating loss in 2002. The higher operating loss recorded in 2003, excluding the liquidation and restructuring charges, was primarily a function of the decreased sales volume and resulting lower gross margin dollars as offset by the decreased SG&A spending discussed above.
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
      Income Tax Benefit. The income tax benefit was $3.2 million in 2003 compared to $9.5 million in 2002. Due to sustained losses, we recorded a valuation allowance of $13.2 million in 2003 against our net deferred tax assets exclusive of the LIFO reserve. In 2002, we did not record a valuation allowance against our net deferred tax assets due to potentially unrealizable net operating carryforwards. This resulted in the effective rate being reduced from 40% in 2002 to 8.7% in 2003. The liquidation and restructuring activities did not impact interest expense.
      Net Loss from Continuing Operations. As a result of the above, the net loss from continuing operations for 2003 was $33.6 million compared to a net loss from continuing operations of $14.3 million in 2002. Excluding liquidation and restructuring charges, the net loss from continuing operations was $25.0 million for 2003 as compared to a $14.3 million loss recorded in 2002.
      Loss from Discontinued Operations and Cumulative Effect of a Change in Accounting Principle. There was no loss from discontinued operations in 2003 as compared to the loss from discontinued operations of $42.0 million in 2002. Included in the 2002 figure is $27.2 million in charges, net of tax, for the disposal of substantially all fixed assets, the markdown of inventory, and severance and lease termination costs for the Travel Subsidiaries in 2002, as well as $14.8 million in losses from operations prior to the announced liquidation. In addition, in 2002 there was a cumulative effect of a change in accounting principle charge of $24.6 million, net of tax, for the Travel Subsidiaries related to the implementation of Statement of Financial

Accounting Standards (“SFAS”) SFAS No. 142, Goodwill and Other Intangible Assets. See Note 3, “Discontinued operations,” contained in our consolidated financial statements for further details.
      Net Loss. As a result of the above, the net loss for 2003 was $33.6 million as compared to an $80.9 million net loss recorded in 2002. Excluding the liquidation and restructuring charges, the net loss for 2003 was $25.0 million as compared to the $80.9 million net loss recorded in 2002.
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
      General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, January 21, 2004, April 15, 2004, April 27, 2004, March 2, 2005, and April 4, 2005, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

•	85% of net inventories, provided that such percentage at no time may exceed 85% of the then applicable discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation, except that the discount rate is gradually increased from August 17 to October 1 of each year and gradually decreased from December 17 to February 1 of each year, and except that such amount is reduced by the amount of certain in-transit inventory to the extent such in-transit inventory reflects a disproportionate amount of our total inventory;

•	plus 85% of outstanding and undrawn trade letters of credit, provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of credit card receivables; and

•	minus a $10.0 million reserve.
      In addition, borrowings under the senior credit facility are subject to the further limitations that:

•	the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis;

•	the total borrowings (i.e. the revolving credit portion of the facility and the Term B promissory note) cannot exceed the sum of 85.0% of the book value of credit card receivables, plus 92.5% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of business basis; and

•	from December 31 of each year, through March 31 of the following year, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $20.0 million.
      As of January 29, 2005, we had no borrowings under the senior credit facility, except for the Term B promissory note, and we had $8.0 million in outstanding letters of credit.
      Through the third quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.50%, or the “prime” rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the “swing line” portion of the revolver). Commencing with the fourth quarter of 2005, interest will be payable on revolving credit borrowings at variable rates determined by LIBOR plus

1.25%-1.75%, or the “prime” rate plus 0.0%-0.5% (commercial paper rate plus 1.25%-1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margin will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. Interest is payable on the $25.0 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 2.75% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. With the completion of the Equity Financing (described below under “Additional Financing”) and subsequent repurchase and repayment of the 11 1/4% Senior Notes, the senior credit facility now expires on June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. We are allowed to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. A total of $5.0 million was prepaid on March 3, 2005. Prepayment of the Term B promissory note (other than the potential prepayment of an additional $5.0 million on or prior to February 28, 2006) is subject to a 0.5% prepayment fee if prepayment is made on or prior to January 31, 2006. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $15.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility.
      The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At January 29, 2005, we were in compliance with or had received waivers for all covenants related to the senior credit facility.
      We plan to use the senior credit facility for our immediate and future working capital needs. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We believe that the borrowing capacity under the senior credit facility, together with cash on hand, current and anticipated cash flow from operations, cost reductions associated with the lower store count from the liquidation of stores and natural lease terminations and the proceeds from the Equity Financing discussed below, will be adequate to meet our working capital and capital expenditure requirements through 2005. For 2004, the peak borrowings and peak letters of credit outstanding under the senior credit facility (excluding the Term B promissory note) were $32.2 million and $26.9 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $4.5 million and $12.9 million, respectively. For 2003, the peak borrowings and peak letters of credit outstanding under the senior credit facility (excluding the Term B promissory note) were $72.6 million and $28.9 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $20.3 million and $12.7 million, respectively. For 2002, the peak borrowings and peak letters of credit outstanding under the senior credit facility (excluding the Term B promissory note) were $132.4 million and $34.2 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $41.2 million and $19.4 million, respectively.
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

      On November 19, 2002, we announced the liquidation of the stores operated by our Travel Subsidiaries, as described in Note 3, “Discontinued operations,” contained in our consolidated financial statements.
      On January 22, 2004, we announced a reorganization and partial store liquidation as described in Note 4, “Reorganization and partial store liquidation,” contained in our consolidated financial statements.
      On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share. The Equity Financing closed on July 2, 2004, with gross proceeds of $35.0 million before offering costs. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. The proceeds of the offering were used to repay the 11 1/4% Senior Notes described above. The remaining balance of these funds was used for general working capital purposes. See “Additional Financing” below.
Cash Flow Analysis
      The following table summarizes our cash flow activity for fiscal 2004, 2003 and 2002:

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004(1)	2003(1)

	(in thousands)
Net cash provided by (used in) operating activities of continuing operations	$11,014	$31,468	$(36,225)
Net cash provided by (used in) investing activities of continuing operations	(4,520)	(8,907)	2,608
Net cash provided by financing activities of continuing operations	157	510	11,249
Net cash provided by (used in) discontinued operations	(233)	(11,110)	13,857

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$6,418	$11,961	$(8,511)

(1)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005.
      Operating Activities. Operating activities of continuing operations for 2004 and 2003 resulted in cash provided of $11.0 million and $31.5 million, respectively, compared to cash used of $36.2 million in 2002.
      The $11.0 million of cash provided by operating activities in 2004 was comprised of: (1) $34.0 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense (which increased by $7.7 million over 2003 primarily as a result of increased accelerated depreciation related to the liquidation and restructuring activities), (2) a $3.2 million decrease in inventories (due to a $14.6 million decrease in liquidation inventory offset by increased in-transit of new inventory receipts as of the end of 2004), (3) a $2.5 million decrease in accounts receivable due primarily to reduced credit card receivables as a result of the lower sales volume, (4) a $2.2 million increase in accounts payable and accrued expenses primarily due to increased accounts payable related to in-transit inventory as partially offset by decreased accrued expenses as a result of the overall headcount and store reduction in 2004, and (5) a $0.5 million decrease in prepaid expenses primarily related to decreased marketing pre-payments.
      These sources of cash were partially offset by: (1) a net loss from continuing operations of $23.8 million, (2) a $2.6 million decrease in our deferred income tax liability primarily related to our decreased LIFO inventory reserve, and (3) a $5.0 million decrease in our income tax and other liability accounts.
      The $31.5 million of cash provided by operating activities in 2003 was comprised of: (1) a $29.4 million decrease in inventories due to a strategic operating decision to keep inventory levels more tightly managed than in previous years, (2) $26.3 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, (3) a $12.9 million increase in deferred taxes, (4) a $5.0 million increase in taxes payable/ receivable and other liabilities primarily due to net operating losses, and (5) a $0.1 million decrease in prepaid assets.
      These sources of cash were primarily offset by: (1) a net loss from continuing operations of $33.6 million, (2) a $1.0 million increase in accounts receivable due to a higher mix of credit card sales at January 31, 2004, due to the 111 store liquidation sale that began in late January 2004 that only accepted cash and credit cards, and (3) a $7.6 million decrease in accounts payable and accrued expenses from a reduction in the volume of merchandise purchased and the lower level of general non-merchandise vendor purchases in 2003 compared to 2002.
      The $36.2 million of cash used by operating activities in 2002 was comprised of cash used for: (1) the net loss from continuing operations of $14.3 million, (2) a $25.7 million increase in inventories due to lower sales volumes than anticipated, (3) a $13.6 million decrease in taxes payable/ receivable and other liabilities primarily due to net operating losses, (4) a $10.8 million increase in deferred taxes, and (5) $0.9 million in cash used by various other operating activities.
      These operating uses were partially offset with cash provided by: (1) $21.9 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, (2) a $3.7 million decrease in accounts receivable due to fewer tenant allowances resulting from a reduction in capital expenditures from 2001, and (3) a $3.5 million increase in accounts payable and accrued expenses primarily as a result of longer aging of payables.
      Investing Activities. Investing activities of continuing operations for 2004 were comprised of $4.8 million in capital expenditures primarily for the construction of new stores and the renovation of and improvements to existing stores, partially offset by $0.2 million from the proceeds on the sale of property and equipment. For 2005, capital expenditures are capped at $10.0 million by our debt agreements.
      Investing activities of continuing operations for 2003 were comprised of $9.4 million in capital expenditures primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $0.5 million from proceeds on the sale of property and equipment.
      Investing activities of continuing operations for 2002 were comprised of $9.9 million in capital expenditures and additions to other assets used primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $12.5 million in net proceeds from the sale/leaseback of our headquarters facility in Brooklyn Park, Minnesota.
      Financing Activities. Cash provided by financing activities in 2004 was $0.2 million, as a result of $32.5 million in net proceeds from the Equity Financing completed on July 2, 2004, as offset by: (1) $30.6 million used to repurchase our 11 1/4% Senior Notes, (2) $0.6 million in reduced other borrowings, and (3) $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.
      Cash provided by financing activities of continuing operations in 2003 was $0.5 million, as a result of: (1) $1.1 million provided by the issuance of common stock from the exercise of stock options, and (2) $0.5 million provided by the issuance of notes payable to finance an information services maintenance agreement. These amounts were offset by: (1) $1.0 million used for debt acquisition costs for the refinancing of the senior credit facility in April 2003, and (2) $0.1 million used for the repayment of a note payable.
      Cash provided by financing activities of continuing operations in 2002 was $11.2 million, which consisted primarily of $13.2 million provided by the issuance of common stock from two private placement transactions and the exercise of stock options, offset by $2.1 million used for debt acquisition costs.

      Contractual Obligations and Commercial Commitments. We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables noted below present a summary of these obligations and commitments:
Contractual Obligations
Payments Due by Period (in thousands)

	Total				After five
	Obligations	2005	2006-2007	2008-2009	years

Operating leases(1)	$182,616	$32,423	$54,696	$44,857	$50,640
Debt obligations	25,000	5,000	5,000	15,000	—

Total contractual cash obligations	$207,616	$37,423	$59,696	$59,857	$50,640

(1)	Includes store and distribution center operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude related direct operating costs.
Commercial Commitments
Amount of Commitment by Period (in thousands)

	Total
	Amounts				After five
	Committed	2005	2006-2007	2008-2009	years

Documentary letters of credit	$3,461	$3,461	$—	$—	$—
Standby letters of credit	4,586	4,586	—	—	—

Total commercial commitments	$8,047	$8,047	$—	$—	$—

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
Discontinued Operations
      In October 2000, we acquired El Portal, a 38 store chain of premium travel products and accessories located in Las Vegas, Nevada. In April 2001, we acquired Bentley’s, a 106 store chain of specialty luggage products based in Miami, Florida. During 2001 and 2002, we worked to integrate the operations of both companies by consolidating the two corporate operations in Las Vegas, Nevada and moving all back-office processing to our headquarters in Brooklyn Park and Maple Grove, Minnesota. Due to substantial losses experienced by the Travel Subsidiaries during 2001 and 2002, on November 19, 2002, we announced the liquidation of all 135 stores operated by the Travel Subsidiaries. The Travel Subsidiaries and certain of their affiliates entered into an agreement with a joint venture comprised of Hilco Real Estate, LLC and Hilco Merchant Resources, LLC (collectively “Hilco”) to liquidate the remaining inventory of the Travel Subsidiaries and exit the store leases. As a result of this decision, the Travel Subsidiaries have been presented as discontinued operations effective November 19, 2002, and the consolidated financial statements were reclassified to separate the net investment in, and the liabilities and operating results of, the Travel Subsidiaries.
      During 2002, we received net proceeds totaling $13.9 million as a result of discontinued operations. We also recorded a $27.2 million charge, net of tax, related to the exit of the Travel Subsidiaries. This charge primarily included severance costs, inventory markdowns, a write-off of store fixed assets, and lease termination fees. For 2002, we recorded a loss on discontinued operations of $42.0 million (net of tax), including the $27.2 million charge for the closure of the Travel Subsidiaries and the $14.8 million net operating loss in the Travel Subsidiaries during 2002. For 2004, we recorded a gain on discontinued operations of the Travel Subsidiaries of $173,000, net of tax, related to the remaining discontinued operations liability at the end of 2004 that was no longer required. See Note 3, “Discontinued operations,” contained in our consolidated financial statements.
Reorganization and Partial Store Liquidation
      On January 22, 2004, we announced that we would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions. We entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/ Gordon Brothers Joint Venture guaranteed us an amount of 84.0% of the cost value of the inventory, subject to certain adjustments. The Hilco/ Gordon Brothers Joint Venture was responsible for all expenses related to the sale. In addition, we announced that we would eliminate approximately 70 positions at our corporate headquarters in Brooklyn Park, Minnesota and distribution centers located in Minnesota and Nevada, as well as the closure of our distribution center in Las Vegas, Nevada, to better align our financial structure with current business conditions. See Note 4, “Reorganization and partial store liquidation,” contained in our consolidated financial statements.
      For these actions we incurred charges related to the restructuring and partial store liquidation of $27.4 million and $8.6 million, during 2004 and 2003, respectively, primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, including payments under our agreements with David L. Rogers and Joel N. Waller, performance bonuses due former officers of the Company, retention bonuses and other restructuring costs. In 2004, a total of $17.4 million and $13.8 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $3.8 million of gross margin earned on the liquidation sales. In 2003, a total of $2.8 million and $2.3 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, in addition to the $3.5 million gross margin loss realized on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed. As of October 30, 2004, we had successfully negotiated all of the lease terminations. The overall net cash outlay for the restructuring activities was slightly negative.
Additional Financing
      On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on

July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing, issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. On July 9, 2004, we repurchased $22.0 million of our 11 1/4% Senior Notes with proceeds from the Equity Financing. We repaid the remaining $8.6 million of the 11 1/4% Senior Notes at maturity with proceeds from the Equity Financing and have used the balance of these proceeds for general working capital purposes.
Quarterly Results
      The following table sets forth certain unaudited consolidated financial information from our historical consolidated statements of operations for each fiscal quarter of 2004 and 2003. This quarterly information has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited consolidated financial statements and notes thereto. As more fully discussed in Note 2, “Reclassification of financial statements,” contained in our consolidated financial statements, we changed our accounting method for leasehold improvements funded by landlord incentives and adopted an accounting policy for rent costs during construction build-out periods. Our unaudited quarterly operating results for each fiscal quarter of 2004 and 2003, shown below, reflect these reclassifications (in thousands, except per share amounts):

	Quarter ended(1)

	Fiscal 2004				Fiscal 2003

	Jan. 29,	Oct. 30,	Jul. 31,	May 1,	Jan. 31,	Nov. 1,	Aug. 2,	May 3,
	2005	2004(2)	2004(2)	2004(2)	2004(2)	2003(2)	2003(2)	2003(2)

Net sales	$200,067	$87,923	$55,330	$97,751	$268,094	$97,880	$59,750	$95,301
Gross margin	84,164	25,567	9,694	21,933	101,341	23,512	3,540	18,718
Operating income (loss)	41,135	(7,108)	(28,491)	(24,048)	43,040	(16,473)	(33,527)	(18,960)
Income (loss) from continuing operations	41,973	(8,493)	(30,444)	(26,792)	12,372	(11,618)	(21,600)	(12,737)
Income from discontinued operations	173	—	—	—	—	—	—	—

Net income (loss)	$42,146	$(8,493)	$(30,444)	$(26,792)	$12,372	$(11,618)	$(21,600)	$(12,737)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.08	$(0.22)	$(1.14)	$(1.30)	$0.60	$(0.57)	$(1.05)	$(0.62)
Income from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net income (loss)	$1.08	$(0.22)	$(1.14)	$(1.30)	$0.60	$(0.57)	$(1.05)	$(0.62)

Diluted earnings per share:
Income (loss) from continuing operations	$1.05	$(0.22)	$(1.14)	$(1.30)	$0.60	$(0.57)	$(1.05)	$(0.62)
Income from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net income (loss)	$1.05	$(0.22)	$(1.14)	$(1.30)	$0.60	$(0.57)	$(1.05)	$(0.62)

(1)	The sum of the per share amounts for the quarters does not equal the totals for the year due to the application of the treasury stock method.

(2)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005.
Recently Issued Accounting Pronouncements
      See Note 1, “Summary of significant accounting policies,” contained in our consolidated financial statements, for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      At January 29, 2005, we had cash and cash equivalents totaling $48.8 million. The effect of a 100 basis point change in interest rates would have an estimated $0.5 million pre-tax earnings and cash flow impact, assuming other variables are held constant.
      Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the facility, interest expense would increase or decrease accordingly. As of January 29, 2005, there were no outstanding borrowings under the senior credit facility (other than the Term B promissory note) and $8.0 million in outstanding letters of credit.

Item 8.	Financial Statements and Supplementary Data
      Consolidated financial statements required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, we are not required to provide supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and to our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
Management’s Report on Internal Controls and Procedures
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.
      Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Wilsons The Leather Experts Inc.:
      We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control and Procedures”, that Wilsons The Leather Experts Inc. (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Wilsons The Leather Experts Inc. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of January 29, 2005, and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2005, and our report dated April 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Minneapolis, Minnesota
April 11, 2005

Change in Internal Control Over Financial Reporting
      There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None
PART III
      Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2005 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 29, 2005.
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
      In March 2004, we adopted a Code of Business Ethics and Conduct applicable to all associates and directors of our company, including our chief executive officer, chief operating officer, chief financial officer, controller, treasurer and other employees performing similar functions. A copy of the Code of Business Ethics and Conduct is filed as Exhibit 14.1 incorporated by reference to this Form 10-K. We intend to file on our Web site any amendments to, or waivers from, our Code of Business Ethics and Conduct within four business days of any such amendment or waiver. We intend to post on our Web site any amendments to, or waivers from, our Code of Business Ethics and Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions promptly following the date of such amendment or waiver. A copy of our Code of Business Ethics and Conduct is also available on our Web site (www.wilsonsleather.com).

Item 11.	Executive Compensation
      Incorporated by reference in this Form 10-K is the information appearing under the headings “Election of Directors— Director Compensation” and “Executive Compensation— Summary Compensation Table,— Stock Options,— Option Grants in Last Fiscal Year,— Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Equity Compensation Plan Information,” and “Compensatory Plans or Arrangements” in our Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)     Documents filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule

(b)	Exhibits:
                    The following exhibits are filed as part of this Form 10-K for the year ended January 29, 2005.

Exhibit
No.	Description	Method of Filing

2.1	Sale Agreement dated as of May 24, 1996 by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons Center Inc. and Wilsons The Leather Experts Inc. (1)	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002.(2)	Incorporated by Reference
3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004.(3)	Incorporated by Reference
4.1	Specimen of common stock certificate.(4)	Incorporated by Reference
4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(5)	Incorporated by Reference
4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(6)	Incorporated by Reference
4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the purchasers identified on the signatory pages thereto (the “Purchase Agreement”).(7)	Incorporated by Reference
4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the investors identified therein.(8)	Incorporated by Reference
4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004.(9)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.1	Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation.(10)	Incorporated by Reference
*10.2	Wilsons The Leather Experts Inc. Amended Executive and Key Management Incentive Plan.(11)	Incorporated by Reference
*10.3	Wilsons The Leather Experts Inc. 401(k) Plan.(12)	Incorporated by Reference
*10.4	Employment Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and Joel Waller.(1)	Incorporated by Reference
*10.5	Employment Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and David Rogers.(1)	Incorporated by Reference
10.6	Fourth Amended and Restated Credit Agreement dated as of April 23, 2002, among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, GECC Capital Markets Corp., Inc. as Lead Arranger, the CIT Group/Business Credit, Inc., as Lender and Documentation Agent and Wells Fargo Retail Finance LLC, as Lender and Syndication Agent.(13)	Incorporated by Reference
10.7	Store Guarantors’ Guaranty dated as of May 25, 1996, by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation.(14)	Incorporated by Reference
*10.8	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan.(3)	Incorporated by Reference
10.9	Joinder Agreement dated as of May 24, 1999, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(15)	Incorporated by Reference
10.10	Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(16)	Incorporated by Reference
10.11	Pledge Agreement dated as of May 24, 1999, between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(17)	Incorporated by Reference
10.12	Pledge Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(18)	Incorporated by Reference
10.13	Pledge Agreement dated as of May 25, 1996, between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(19)	Incorporated by Reference
10.14	Pledge Agreement dated as of May 25, 1996, between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(20)	Incorporated by Reference
10.15	Pledge Agreement dated as of May 25, 1996, between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(21)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.16	Reaffirmation of Guaranty dated as of May 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(22)	Incorporated by Reference
10.17	Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation.(23)	Incorporated by Reference
10.18	Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation.(24)	Incorporated by Reference
10.19	Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(25)	Incorporated by Reference
10.20	Wilsons The Leather Experts Inc. 1998 Stock Option Plan. (26)	Incorporated by Reference
10.21	Reaffirmation of Guaranty dated September 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc.(27)	Incorporated by Reference
*10.22	First Amendment to Employment Agreement dated as of April 3, 2000, between Wilsons The Leather Experts Inc. and Joel N. Waller.(28)	Incorporated by Reference
*10.23	First Amendment to Employment Agreement as of March 23, 2000, between Wilsons The Leather Experts Inc. and David L. Rogers.(29)	Incorporated by Reference
10.24	Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders.(30)	Incorporated by Reference
10.25	Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(31)	Incorporated by Reference
10.26	Pledge Amendment dated as of October 31, 2000, by River Hills Wilsons, Inc.(32)	Incorporated by Reference
10.27	Pledge Agreement dated as of October 31, 2000, by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(33)	Incorporated by Reference
10.28	Reaffirmation of Guaranty dated as of October 31, 2000, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(34)	Incorporated by Reference
10.29	Wilsons The Leather Experts Inc. 2000 Long Term Incentive Plan, as amended on August 24, 2000, March 21, 2002, June 11, 2003 and September 18, 2003.(35)	Incorporated by Reference
10.30	Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation.(36)	Incorporated by Reference
10.31	Pledge Amendment, dated as of April 13, 2001, by WWT, Inc. (37)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.32	Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(38)	Incorporated by Reference
10.33	Reaffirmation Of Guaranty dated as of April 13, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(39)	Incorporated by Reference
10.34	Reaffirmation Of Guaranty dated as of June 19, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(40)	Incorporated by Reference
10.35	Reaffirmation of Guaranty dated as of April 23, 2002, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(41)	Incorporated by Reference
10.36	Agreement to Purchase Office/Warehouse Building by and between Bermans The Leather Experts, Inc., a Delaware Corporation, as Seller and IRET Properties, a North Dakota limited partnership, as Purchaser, Dated as of June 19, 2002.(42)	Incorporated by Reference
10.37	Lease, IRET Properties Landlord to Bermans The Leather Experts, Inc. Tenant, dated June 21, 2002.(43)	Incorporated by Reference
10.38	First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 1, 2002, by and among Wilsons Leather Holdings Inc., General Electric Capital Corporation, the credit parties signatory thereto and the lenders signatory thereto.(44)	Incorporated by Reference
*10.39	Unqualified Release Agreement dated August 22, 2002, by and between John A. Fowler and Wilsons Leather Holdings Inc. (45)	Incorporated by Reference
*10.40	Consulting Agreement dated August 11, 2002, by and between John A. Fowler and Wilsons Leather Holdings Inc.(46)	Incorporated by Reference
10.41	Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement dated as of January 21, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(47)	Incorporated by Reference
*10.42	Unqualified Release Agreement dated December 9, 2002, by and between John Serino and River Hills Wilsons, Inc.(48)	Incorporated by Reference
10.43	Limited Waiver and Third Amendment to Fourth Amended and Restated Credit Agreement dated as of April 11, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(49)	Incorporated by Reference
10.44	Reaffirmation of Guaranty dated as of April 11, 2003, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(50)	Incorporated by Reference
*10.45	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan, as amended.(51)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.46	Fourth Amendment to Fourth Amended and Restated Credit Agreement dated as of January 21, 2004, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(52)	Incorporated by Reference
10.47	Reaffirmation of Guaranty dated as of January 21, 2004, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(53)	Incorporated by Reference
10.48	Limited Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 15, 2004 among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto.(54)	Incorporated by Reference
10.49	Reaffirmation of Guaranty dated as of April 15, 2004 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(55)	Incorporated by Reference
10.50	Reaffirmation of Guaranty dated as of November 1, 2002 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(56)	Incorporated by Reference
10.51	Joinder Agreement dated as of October 10, 2000, by and between Wilsons Leather Direct Inc. and General Electric Capital Corporation.(57)	Incorporated by Reference
10.52	Sixth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 27, 2004 among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(58)	Incorporated by Reference
10.53	Reaffirmation of Guaranty dated as of April 27, 2004 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(59)	Incorporated by Reference
*10.54	Second Amendment to Employment Agreement dated April 19, 2004, between Joel N. Waller and the Company.(60)	Incorporated by Reference
*10.55	Second Amendment to Employment Agreement dated April 5, 2004, between David L. Rogers and the Company.(61)	Incorporated by Reference
*10.56	Stay Bonus Agreement dated April 5, 2004, between Peter G. Michielutti and the Company.(62)	Incorporated by Reference
*10.57	Stay Bonus Agreement dated April 5, 2004, between Arthur J. Padovese and the Company.(63)	Incorporated by Reference
*10.58	First Amendment to Stay Bonus Agreement dated as of June 21, 2004, by Peter G. Michielutti and the Company.(64)	Incorporated by Reference
10.59	Unqualified Release Agreement dated as of July 13, 2004, by Jenele C. Grassle and the Company.(65)	Incorporated by Reference
*10.60	Agreement dated as of July 29, 2004, by David L. Rogers and the Company.(66)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

*10.61	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 1996 Stock Option Plan.(67)	Incorporated by Reference
*10.62	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 1996 Stock Option Plan.(68)	Incorporated by Reference
*10.63	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 2000 Long Term Incentive Plan.(69)	Incorporated by Reference
*10.64	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.(70)	Incorporated by Reference
*10.65	Form of Restricted Stock Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.(71)	Incorporated by Reference
*10.66	Agreement, dated October 28, 2004, between Joel N. Waller and the Company.(72)	Incorporated by Reference
*10.67	Employment Agreement, dated as of November 22, 2004, between the Company and Michael M. Searles.(73)	Incorporated by Reference
*10.68	Form of Non-Statutory Stock Option Agreement between the Company and Michael M. Searles.(74)	Incorporated by Reference
*10.69	Amendment dated as of December 22, 2004, to the Agreement dated October 28, 2004, between the Company and Joel N. Waller.(75)	Incorporated by Reference
10.70	Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 2, 2005, among Wilsons Leather Holdings Inc., a Minnesota corporation, General Electric Capital Corporation, a Delaware corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(76)	Incorporated by Reference
*10.71	Corporate Leadership Team Incentive Plan.(77)	Incorporated by Reference
*10.72	Second Amendment, dated as of February 21, 2005, to the Agreement dated October 28, 2004, between the Company and Joel N. Waller	Electronic Transmission
*10.73	Waiver and Modification, dated March 2, 2005, under Employment Agreement dated November 22, 2004, between Michael Searles and the Company	Electronic Transmission
10.74	Limited Waiver and Eight Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 4, 2005, among Wilsons Leather Holdings Inc., a Minnesota corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto	Electronic Transmission
14.1	Code of Business Ethics and Conduct(78)	Incorporated by Reference
21.1	Subsidiaries of Wilsons The Leather Experts Inc	Electronic Transmission
23.1	Consent of KPMG LLP	Electronic Transmission
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

*	Management contract, compensating plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(2)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 0-21543).

(3)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005.

(4)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(5)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(6)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(9)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(10)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(12)	Incorporated by Reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Commission.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 filed, with the Commission.

(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(16)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(17)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(18)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(19)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(20)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(21)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(22)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(23)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(24)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(25)	Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(26)	Incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Commission.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended October 30, 1999, filed with the Commission.

(28)	Incorporated by reference to Exhibit 10.27 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(29)	Incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(31)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(32)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(33)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(34)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(35)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-109977) filed with the Commission on October 24, 2003.

(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(37)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(38)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(39)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(40)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(41)	Incorporated by reference to Exhibit 10.2 to the Company’s Report of Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(43)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(45)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(46)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(47)	Incorporated by reference to Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(48)	Incorporated by reference to Exhibit 10.42 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(49)	Incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(50)	Incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(51)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 3, 2003, filed with the Commission.

(52)	Incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(53)	Incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(54)	Incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(55)	Incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(56)	Incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(57)	Incorporated by reference to Exhibit 10.33 to the Company’s Report on Form 10-K for the year ended February 3, 2001, filed with the Commission.

(58)	Incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(59)	Incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(60)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 31, 2004.

(61)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 31, 2004.

(62)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 31, 2004.

(63)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 31, 2004.

(64)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(65)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(66)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(67)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(68)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(69)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(70)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004.

(71)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(72)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 3, 2004.

(73)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

(74)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

(75)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on December 23, 2004.

(76)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on March 8, 2005.

(77)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on March 8, 2004.

(78)	Incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders,
Wilsons The Leather Experts Inc.:
      We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of January 29, 2005, and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended January 29, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and subsidiaries as of January 29, 2005, and January 31, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wilsons The Leather Experts Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operations of, internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
April 11, 2005

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 29,	January 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,821	$42,403
Accounts receivable, net of allowance of $76 and $88 in 2004 and 2003, respectively	3,643	6,122
Inventories	86,059	89,298
Prepaid expenses	3,246	3,719

TOTAL CURRENT ASSETS	141,769	141,542
Property and equipment, net	44,606	71,685
Other assets, net	2,205	2,538

TOTAL ASSETS	$188,580	$215,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,697	$10,198
Notes payable	—	490
Current portion of long-term debt	5,000	30,635
Accrued expenses	22,959	28,275
Liabilities of discontinued operations	—	406
Income taxes payable	4,307	3,214
Deferred income taxes	5,585	6,477

TOTAL CURRENT LIABILITIES	55,548	79,695
Long-term debt	20,000	25,064
Other long-term liabilities	17,925	23,926
Deferred income taxes	—	1,726

TOTAL LIABILITIES	93,473	130,411

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 38,884,072 and 20,807,706 shares issued and outstanding on January 29, 2005 and January 31, 2004, respectively	389	208
Additional paid-in capital	133,103	100,633
Accumulated deficit	(38,389)	(14,788)
Unearned compensation	—	(701)
Accumulated other comprehensive income	4	2

TOTAL SHAREHOLDERS’ EQUITY	95,107	85,354

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,580	$215,765

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

NET SALES	$441,071	$521,025	$571,547
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	299,713	373,914	401,794

Gross margin	141,358	147,111	169,753
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	129,240	150,678	164,513
DEPRECIATION AND AMORTIZATION	30,630	22,353	18,843

Operating loss	(18,512)	(25,920)	(13,603)
INTEREST EXPENSE, net	7,427	10,868	10,253

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(25,939)	(36,788)	(23,856)
INCOME TAX BENEFIT	(2,183)	(3,205)	(9,543)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(23,756)	(33,583)	(14,313)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax (including loss on disposal of $0, $0, and $27,247 in 2004, 2003 and 2002, respectively)	173	—	(42,014)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax of $1,727 in 2002	—	—	(24,567)

Net loss	$(23,583)	$(33,583)	$(80,894)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(0.76)	$(1.64)	$(0.71)
Income (loss) from discontinued operations	0.01	—	(2.10)
Cumulative effect of a change in accounting principle	—	—	(1.22)

Basic and diluted loss per share	$(0.75)	$(1.64)	$(4.03)

Weighted average shares outstanding—basic and diluted	31,275	20,528	20,053

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

					Retained	Accumulated
	Common stock		Additional		earnings	other	Total
			paid-in	Deferred	(accumulated	comprehensive	shareholders’
	Shares	Amount	capital	compensation	deficit)	income (loss)	equity

BALANCE, February 2, 2002	19,204,545	$192	$85,896	$(1,243)	$99,680	$(30)	$184,495
Net loss	—	—	—	—	(80,894)	—	(80,894)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	27	27

Comprehensive loss	—	—	—	—	—	—	(80,867)

Stock options exercised	108,664	1	720	—	—	—	721
Tax benefit on employee stock options	—	—	168	—	—	—	168
Shares issued under the Company’s employee stock purchase plan	71,449	1	498	—	—	—	499
Restricted stock cancellation	(11,625)	—	(221)	221	—	—	—
Compensation expense for restricted stock issued to employees	—	—	—	331	—	—	331
Private placement of common stock, net of issuance costs	1,100,000	11	11,949	—	—	—	11,960
Joint venture distribution	—	—	—	—	(79)	—	(79)

BALANCE, February 1, 2003	20,473,033	205	99,010	(691)	18,707	(3)	117,228
Net loss	—	—	—	—	(33,583)	—	(33,583)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	5	5

Comprehensive loss	—	—	—	—	—	—	(33,578)

Stock options exercised	144,648	1	794	—	—	—	795
Tax benefit on employee stock options	—	—	185	—	—	—	185
Shares issued under the Company’s employee stock purchase plan	76,742	1	288	—	—	—	289
Net restricted stock issued to employees	113,283	1	356	(360)	—	—	(3)
Compensation expense for restricted stock issued to employees	—	—	—	350	—	—	350
Joint venture contribution	—	—	—	—	88	—	88

BALANCE, January 31, 2004	20,807,706	208	100,633	(701)	(14,788)	2	85,354
Net loss	—	—	—	—	(23,583)	—	(23,583)
Other comprehensive loss—
Foreign currency translation adjustment	—	—	—	—	—	2	2

Comprehensive loss	—	—	—	—	—	—	(23,581)

Stock options exercised	15,600	—	62	—	—	—	62
Shares issued under the Company’s employee stock purchase plan	73,961	1	205	—	—	—	206
Net restricted stock issued to employees	38,087	—	103	(127)	—	—	(24)
Compensation expense for restricted stock issued to employees	—	—	—	828	—	—	828
Private placement of common stock, net of issuance costs	17,948,718	180	32,100	—	—	—	32,280
Joint venture distribution	—	—	—	—	(18)	—	(18)

BALANCE, January 29, 2005	38,884,072	$389	$133,103	$—	$(38,389)	$4	$95,107

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

OPERATING ACTIVITIES:
Net loss	$(23,583)	$(33,583)	$(80,894)
(Income) loss from discontinued operations, net of tax	(173)	—	42,014
Cumulative effect of a change in accounting principle, net of tax	—	—	24,567

Loss from continuing operations	(23,756)	(33,583)	(14,313)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	30,546	22,280	18,801
Amortization	84	73	42
Amortization of deferred financing costs	1,429	1,728	1,104
Loss on disposal of assets	1,119	1,903	1,586
Restricted stock compensation expense	828	350	331
Deferred income taxes	(2,618)	12,845	(10,790)
Changes in operating assets and liabilities:	—	—	—
Accounts receivable, net	2,479	(960)	3,715
Inventories	3,239	29,403	(25,761)
Prepaid expenses	473	93	(874)
Refundable income taxes	—	3,064	(3,064)
Accounts payable and accrued expenses	2,183	(7,648)	3,560
Income taxes payable and other liabilities	(4,992)	1,920	(10,562)

Net cash provided by (used in) operating activities of continuing operations	11,014	31,468	(36,225)

INVESTING ACTIVITIES:
Additions to property, equipment and other assets	(4,753)	(9,406)	(9,859)
Proceeds from sale of property and equipment	233	499	—
Net proceeds from sale/leaseback	—	—	12,546
Changes in other assets	—	—	(79)

Net cash provided by (used in) investing activities of continuing operations	(4,520)	(8,907)	2,608

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	32,524	1,081	13,180
Proceeds from issuance of notes payable	—	490	—
Debt acquisition costs	(1,180)	(1,025)	(2,108)
Proceeds from issuance of long-term debt	—	—	4,950
Repayments of long-term debt	(64)	(41)	(4,800)
Repurchase of debt	(31,125)	—	—
Other	2	5	27

Net cash provided by financing activities of continuing operations	157	510	11,249

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(233)	(11,110)	13,857

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,418	11,961	(8,511)
CASH AND CASH EQUIVALENTS, beginning of period	42,403	30,442	38,953

CASH AND CASH EQUIVALENTS, end of period	$48,821	$42,403	$30,442

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for—
Interest	$7,889	$9,265	$9,199

Income taxes	$607	$898	$1,651

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2005, and January 31, 2004

1	Summary of significant accounting policies

Nature of organization
      Wilsons The Leather Experts Inc. (“Wilsons Leather” or “the Company”) is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At January 29, 2005, Wilsons Leather operated 436 located in 45 states, including 311 Wilsons Leather mall stores, 109 Wilsons Leather outlet stores and 16 airport locations. The Company supplemented its permanent stores with 102, 229, and 284 seasonal stores during its peak selling season from October through January during fiscal years 2004, 2003, and 2002, respectively.

Basis of presentation
      The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At January 29, 2005, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
      As more fully described in Note 3, “Discontinued operations,” El Portal Group, Inc., Bentley’s Luggage Corp. and Florida Luggage Corp. (the “Travel Subsidiaries”) were liquidated during 2002 and are presented as discontinued operations effective November 19, 2002. Prior to the liquidation, the Travel Subsidiaries were reported as a separate operating segment.
      As more fully described in Note 4, “Reorganization and partial store liquidation,” on January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions. In addition, the Company announced the elimination of approximately 70 positions at their corporate headquarters in Brooklyn Park, Minnesota and their distribution center in Las Vegas, Nevada and the closure of their distribution center in Las Vegas, Nevada.

Fiscal year
      The Company’s fiscal year ends on the Saturday closest to January 31. The periods ended January 29, 2005, January 31, 2004, and February 1, 2003, are referred to herein as fiscal years 2004, 2003, and 2002, respectively. The results of operations for fiscal years 2004, 2003, and 2002 consisted of 52 weeks.

Use of estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets, such as accounts receivable, property and equipment, and inventories, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

Fair values of financial instruments
      The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of the Company’s 11 1/4% Senior Notes due August 15,

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2004 (the “11 1/4% Senior Notes”) issued August 1997 and repaid in 2004 approximated fair value as of January 31, 2004.

Cash and cash equivalents
      Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist primarily of commercial paper and money market funds. Interest income of $0.3 million, $0.1 million, and $0.2 million in fiscal years 2004, 2003, and 2002, respectively, is included in interest expense, net in the accompanying statements of operations.

Inventories
      The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of January 29, 2005, and January 31, 2004, the LIFO cost of inventories approximated the first-in, first-out (“FIFO”) cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.
      Inventories consisted of the following (in thousands):

	January 29,	January 31,
	2005	2004

Raw materials	$2,155	$3,189
Finished goods	83,904	86,109

	$86,059	$89,298

Property and equipment
      The Company’s property and equipment consists principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in its consolidated balance sheets included in this report. Leasehold improvements include the cost of improvements funded by landlord incentives and lease costs during the build-out period. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for the Company’s stores is ten years and the estimated useful lives of the assets range from five to 10 years. Lease extensions subsequent to initial lease term requiring capital additions are amortized over the term of the lease extension. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Store closing and impairment of long-lived assets
      The Company continually reviews its stores’ operating performance and assesses plans for store closures. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset cost down to its estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. These impairment charges are recorded as a component of selling, general and administrative expenses and are disclosed in Note 7, “Property and equipment.”
      When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At January 29, 2005, and January 31, 2004, the Company had $0.0 million and $0.5 million, respectively, accrued for store lease terminations.

Goodwill
      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) as of February 3, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The net balance of goodwill was insignificant as of January 29, 2005.
      Under the transitional provisions of SFAS No. 142, the Company’s goodwill related to the Travel Subsidiaries was tested for impairment during the second quarter of 2002 using a February 2, 2002, measurement date. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. A reporting unit is the same as, or one level below, an operating segment. For the purposes of the Company, reporting units were defined as Wilsons and Travel at the measurement date. Fair value was determined based on a valuation study performed by an independent third-party that primarily considered the discounted cash flow method, “guideline company,” comparable companies, and similar transaction methods. As a result of the Company’s impairment test, the Company recorded a pretax impairment loss to reduce the carrying value of goodwill of the Travel Subsidiaries by $26.3 million to its implied fair value. Impairment was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the cumulative effect of this accounting change was reported in the Company’s statement of operations net of a $1.7 million tax benefit.

Debt issuance costs
      Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Accumulated amortization amounted to approximately $3.2 million and $4.6 million at January 29, 2005, and January 31, 2004, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating leases
      The Company has approximately 436 noncancelable operating leases, primarily for retail stores, which expire at various times through 2017. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease. As is more fully discussed in Note 2, “Reclassification of financial statements,” the Company changed their accounting method for leasehold improvements funded by landlord incentives and adopted an accounting policy for rent costs during construction build-out periods. Accordingly, certain amounts presented in prior periods were reclassified.

Revenue recognition
      The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in costs of goods sold, buying and occupancy costs. Per Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), the Company recognizes layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment are recorded as customer deposits and are included in accrued expenses in the accompanying balance sheet. Revenue for gift certificate or gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board destination.

Store opening costs
      Non-capital expenditures, such as advertising and payroll costs related to new store openings, are charged to expense as incurred.

Advertising costs
      Advertising costs included in selling, general and administrative expenses, are expensed when incurred. Advertising costs amounted to $8.4 million, $12.8 million, and $12.6 million in 2004, 2003, and 2002, respectively.

Income taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In light of cumulative losses over the past three fiscal years, the Company

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
believes this it is more likely than not that the Company’s deferred tax asset will not be realized. Accordingly, a valuation allowance has been established against the net deferred tax assets exclusive of the LIFO reserve.

Foreign currency translation
      The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity as other comprehensive loss. Transaction gains and losses are reflected in income. The Company did not enter into any hedging transactions during 2004.

Loss per share
      Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and stock warrants had been issued, calculated using the treasury stock method. The following table reconciles the number of shares utilized in the loss per share calculations (in thousands):

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Weighted average common shares outstanding—basic	31,275	20,528	20,053
Effect of dilutive securities: stock options	—	—	—
Effect of dilutive securities: warrants	—	—	—

Weighted average common shares outstanding—diluted	31,275	20,528	20,053

      The total dilutive potential common shares excluded from the above calculations were 781,745, 173,487, and 282,680 for 2004, 2003, and 2002, respectively.

Stock-based compensation
      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) the Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) under which no compensation cost has been recognized. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SFAS No. 123, the Company’s net loss and basic and diluted loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net loss:
As reported	$(23,583)	$(33,583)	$(80,894)
Stock based employee compensation expense included in net loss	828	210	199
Stock based employee compensation determined under fair value based method for all awards(1)	(2,987)	(1,729)	(1,899)

Pro forma loss	$(25,742)	$(35,102)	$(82,594)

Basic and diluted loss per share:
As reported	$(0.75)	$(1.64)	(4.03)
Stock based employee compensation expense included in net loss	0.03	0.01	0.01
Stock based employee compensation determined under fair value based method for all awards(1)	(0.10)	(0.08)	(0.10)

Pro forma loss	$(0.82)	$(1.71)	$(4.12)

Weighted average fair value of options granted	$2.74	$2.04	$6.60

(1)	For 2004, $1,105 of pro forma expense is due to stock option acceleration from the private placement equity transaction that occurred in July of 2004. See Note 11, “Capital stock.”
      The fair value of each option granted is estimated on the date of grant and amortized straight-line over the option vesting period using the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003, and 2002:

	Weighted Average	Dividend	Expected	Expected
	Risk Free Rate	Yield	Lives	Volatility

2004	3.5%	0.0%	4.7	67.3%
2003	3.0%	0.0%	5.0	55.3%
2002	2.0%	0.0%	6.5	52.6%

New accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R” or the “Statement”), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires that a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and, accordingly,

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the Company will adopt the standard in the third quarter of fiscal 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found above in Note 1, “Summary of significant accounting policies—Stock-based compensation.” The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. As allowed by SFAS No. 123R, the Company will calculate the fair value of each option granted on the date of grant using the Black-Scholes option pricing model.
      In November 2004, the FASB issued SFAS No. 151 (“SFAS No. 151” or the “Statement”), Inventory Costs. The Statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Statement also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company will adopt the standard in the first quarter of fiscal 2006. Adoption of the Statement is not expected to have a significant impact on the Company’s consolidated financial statements.

2	Reclassification of financial statements
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under U.S. generally accepted accounting principles (“GAAP”). In light of this letter, the Company initiated a review of its lease-related accounting methods and determined that its methods of accounting for: (1) leasehold improvements funded by landlord incentives, and (2) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. However, these misstatements had no impact on the Company’s net income or loss for any period and, as a result, the Company reclassified certain amounts within its consolidated financial statements for each of the fiscal years ended January 31, 2004, and February 1, 2003, the first three quarters of fiscal 2004 and all four fiscal quarters of 2003.
      The Company had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of related leasehold improvements reflected in the consolidated balance sheets and the capital expenditures reflected in investing activities in the consolidated statements of cash flows. The Company determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these incentives to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows. This resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to rent expense, which is included in cost of goods sold, buying and occupancy costs in the consolidated statements of operations. The Company also reclassified lease incentives to operating activities, which were previously included as a reduction of the cost component of capital expenditures in investing activities in the consolidated statements of cash flows.
      Additionally, the Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the first intended use of the property. The Company re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out period,” typically one to two months prior to store opening). However, the Company has elected to capitalize these construction period rent expenses and amortize them over the term of the lease. The Company did not previously have a policy or practice to expense or capitalize rent costs during

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the construction period. In order to properly state the rent expense related to the build-out period, the Company is required to record additional deferred rent in other accrued expenses and other long-term liabilities and to adjust property, plant and equipment, net in the consolidated balance sheets, as well as reclassifying a portion of the previously reported rent expense to depreciation.
      Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of January 31, 2004, as well as on the Company’s consolidated statements of operations and cash flows for fiscal years 2003 and 2002 (in thousands):

	Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	Reclassified

January 31, 2004:
Property and equipment, net	$60,047	$11,638	$71,685
Total assets	204,127	11,638	215,765
Accrued expenses	26,670	1,605	28,275
Total current liabilities	78,090	1,605	79,695
Other long-term liabilities	13,893	10,033	23,926
Total liabilities	118,773	11,638	130,411
Total liabilities and shareholders equity	204,127	11,638	215,765

	Consolidated Statements of Operations

	As Previously
	Reported	Adjustments	Reclassified

Fiscal Year Ended January 31, 2004:
Cost of goods sold, buying and occupancy costs	$377,060	$(3,146)	$373,914
Gross margin	143,965	3,146	147,111
Depreciation and amortization	19,207	3,146	22,353
Fiscal Year Ended February 1, 2003:
Cost of goods sold, buying and occupancy costs	$404,304	$(2,510)	$401,794
Gross margin	167,243	2,510	169,753
Depreciation and amortization	16,333	2,510	18,843

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statements of Cash Flows

	As Previously
	Reported	Adjustments	Reclassified

Fiscal Year Ended January 31, 2004:
Depreciation	$19,134	$3,146	$22,280
Accounts payable and accrued expenses	(7,798)	150	(7,648)
Income taxes payable and other liabilities	3,598	(1,678)	1,920
Net cash provided by operating activities of continuing operations	29,850	1,618	31,468
Additions to property, equipment and other assets	(7,788)	(1,618)	(9,406)
Net cash used in investing activities of continuing operations	(7,289)	(1,618)	(8,907)
Fiscal Year Ended February 1, 2003:
Depreciation	$16,291	$2,510	$18,801
Accounts payable and accrued expenses	3,365	195	3,560
Income taxes payable and other liabilities	(8,962)	(1,600)	(10,562)
Net cash provided by (used in) operating activities of continuing operations	(37,330)	1,105	(36,225)
Additions to property, equipment and other assets	(8,754)	(1,105)	(9,859)
Net cash provided by (used in) investing activities of continuing operations	3,713	(1,105)	2,608

3	Discontinued operations
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

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      A summary of the components of the Travel Subsidiaries discontinued operations charges is as follows (in millions):

	Charges for the	Charges for the
	year ended	year ended
	January 29, 2005	February 1, 2003

Inventory markdowns	$—	$(5.9)
Fixed asset write-downs	—	(18.2)
Other selling and administrative expenses	—	(4.6)
Lease terminations and store closing costs	0.3	(10.7)

	$0.3	$(39.4)

Income (loss) on disposition, net of tax	$0.2	$(27.2)

      The charges referred to above for fiscal 2002 represent expenditures for the following major activities related to the discontinued operations:

•	markdowns on inventories;

•	write-off of substantially all store fixed assets for the 135 store chain;

•	miscellaneous employee related termination costs and other administrative costs related to the liquidation; and

•	lease termination fees to exit all store leases.
      The income from discontinued operations in 2004 represents the reversal of the balance of the discontinued operations liability at the end of 2004 that was no longer required.
      The following represents the summary operating results of the Travel Subsidiaries presented as discontinued operations (in thousands):

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net sales	$—	$—	$77,570

Loss before income taxes	$—	$—	$(24,613)

Net loss, net of income tax	$—	$—	$(14,767)
Income (loss) on disposition, net of income tax	173	—	(27,247)

Income (loss) from discontinued operations	$173	$—	$(42,014)

Net loss per share, net of income tax	$—	$—	$(0.74)
Income (loss) on disposition, per share	0.01	—	(1.36)

Income (loss) from discontinued operations, per share	$0.01	$—	$(2.10)

      In 2002, the Travel Subsidiaries also recorded an after-tax loss of $24.6 million for the cumulative effect of a change in accounting principle due to goodwill impairment. The charge was effective as of the beginning of 2002 under SFAS No. 142.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The current and noncurrent assets and liabilities of the Travel Subsidiaries as of January 29, 2005, and January 31, 2004, were as follows (in thousands):

	January 29,	January 31,
	2005	2004

Total assets of discontinued operations	$—	$—

Accounts payable	$—	$—
Other current liabilities	—	406

Current liabilities of discontinued operations	—	406

Total liabilities of discontinued operations	—	406

Net liabilities of discontinued operations	$—	$(406)

      In May 2003, the Company sold its Miami, Florida distribution center for net proceeds of $2.5 million. This facility was an asset acquired in the Bentley’s Luggage Corp. acquisition. The net proceeds from the sale decreased cash used by discontinued operations for the period.
      The following summarizes the Travel Subsidiaries’ disposal reserve activity during the year ended January 29, 2005 (in thousands):

	January 31,			January 29,
	2004	Usage	Transfers	2005

Store closing(1)	$388	$(402)	$14	$—
Taxes	18	(4)	(14)	—
Severance	—	—	—	—
Miscellaneous	—	—	—	—
Accounts payable	—	—	—	—

Total liabilities of discontinued operations	$406	$(406)	$—	$—

(1)	Primarily includes lease termination costs and vendor chargebacks associated with the liquidation of the Travel Subsidiaries.

4	Reorganization and partial store liquidation
      On January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores—the “liquidation stores”) and eliminate approximately 950 store-related positions. The Company entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/ Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/ Gordon Brothers Joint Venture guaranteed to pay the Company an amount of 84% of the cost value of the inventory at the liquidation stores, subject to certain adjustments. The Hilco/ Gordon Brothers Joint Venture was responsible for all expenses related to the sale. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location and financial conditions within the market. In addition, the Company announced that it would eliminate approximately 70 positions at its corporate headquarters in Brooklyn Park, Minnesota and its distribution center in Las Vegas, Nevada, close its distribution center in Las Vegas, Nevada, and write-off essentially all remaining assets located at its distribution centers in Maple Grove, Minnesota and Las Vegas, Nevada.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The Company recorded charges related to the restructuring and partial store liquidation of $27.4 million and $8.6 million, during 2004 and 2003, respectively, primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, including payments under the Company’s agreements with David L. Rogers and Joel N. Waller, performance bonuses due former officers of the Company, retention bonuses and other restructuring costs. In 2004, a total of $17.4 million and $13.8 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $3.8 million of gross margin earned on the liquidation sales. In 2003, a total of $2.8 million and $2.3 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, in addition to the $3.5 million gross margin loss realized on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed. As of October 30, 2004, the Company had successfully negotiated all of its lease terminations. The overall net cash outlay for the restructuring costs was slightly negative.

5	Other assets
      Other assets consisted of the following (in thousands):

	January 29,	January 31,
	2005	2004

Debt issuance costs, net	$2,145	$2,395
Other intangible assets, net	60	143

	$2,205	$2,538

      Other intangible assets are being amortized over periods of five to 15 years. Amortization expense related to other intangible assets for the year ended January 29, 2005, was $84,000.
      Future amortization expense for each of the five succeeding fiscal years, based on the other intangible assets as of January 29, 2005, is insignificant.

6	Accounts receivable
      Accounts receivable consisted of the following (in thousands):

	January 29,	January 31,
	2005	2004

Trade receivables	$3,454	$5,290
Other receivables	305	964

Total	3,759	6,254
Less—Allowance for doubtful accounts	(76)	(88)
Less—Deferred sales(1)	(40)	(44)

Total	$3,643	$6,122

(1)	Deferred in-transit e-commerce sales.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7	Property and equipment
      Property and equipment consisted of the following (in thousands):

	January 29,	January 31,
	2005	2004

Equipment and furniture	$75,130	$91,555
Leasehold improvements	37,621	50,985

Total	112,751	142,540
Less— Accumulated depreciation and amortization	$(68,145)	$(70,855)

Net property and equipment	44,606	71,685

      In 2002, the Company adopted SFAS No. 144. In the fourth quarter of 2002, the Company determined, based on its most recent sales projections for certain markets in which Wilsons Leather has stores, that the current estimate of the future undiscounted cash flows in certain of these markets would not be sufficient to recover the carrying value of those stores’ fixed assets. Accordingly, the Company recorded an impairment loss of $1.0 million in the fourth quarter of 2002 related to those store assets. Such assets were written down to fair-value less the expected disposal value, if any, of such furniture, fixtures and equipment. During 2004 and 2003, the Company’s impairment testing did not indicate any impairment. However, as discussed in Note 4, “Reorganization and partial store liquidation,” accelerated depreciation was recorded for the liquidation stores throughout the term of the liquidation sale.

8	Accrued expenses
      Accrued expenses consisted of the following (in thousands):

	January 29,	January 31,
	2005	2004

Compensation and benefits	$10,357	$7,761
Taxes other than income taxes	4,292	4,761
Legal	306	2,741
Rent	3,252	3,962
Interest	369	1,946
Other	4,383	7,104

Total	$22,959	$28,275

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9	Long-term debt
      Long-term debt consisted of the following (in thousands):

	January 29,	January 31,
	2005	2004

Senior notes	$—	$30,590
Term B promissory note	25,000	25,000
Note payable	—	490
Other loans	—	109

Total debt	$25,000	$56,189
Less: current portion	(5,000)	(31,125)

Total long-term debt	$20,000	$25,064

Senior notes
      The Company retired the remaining $30.6 million of 11 1/4% Senior Notes due August 15, 2004 (the “11 1/4% Senior Notes”) in 2004.

Term B promissory note and senior credit facility
      General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, January 21, 2004, April 15, 2004, April 27, 2004, March 2, 2005, and April 4, 2005, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. With the completion of the sale of capital stock (described below in Note 11, “Capital stock”), and the subsequent repayment of the 11 1/4% Senior Notes in full at maturity, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.
      The Term B promissory note is collateralized by the Company’s inventory. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card receivables. Through the third quarter of 2005 interest on cash borrowings under the senior credit facility is at LIBOR plus 1.50%, the commercial paper rate plus 1.50% or the prime rate plus 0.25%. Commencing with the fourth quarter of 2005, interest will be payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25% - 1.75%, or the “prime” rate plus 0.0% - 0.5% (commercial paper rate plus 1.25% - 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margin will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. With respect to the Term B promissory note, the interest rate is the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month.
      The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At January 29, 2005, the Company was in compliance with or had received waivers for all covenants related to the senior credit facility.
      The senior credit facility was amended on March 2, 2005, and April 4, 2005. See Note 17, “Subsequent events.”

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      At January 29, 2005, and January 31, 2004, there were no borrowings under the revolving portion of the credit facility. At January 29, 2005, and January 31, 2004, there were $8.0 million and $6.7 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $25.0 million on January 29, 2005, and January 31, 2004. As of January 29, 2005, $5.0 million of the Term B promissory note was classified as current. The ability to prepay is reflected in the annual debt maturities below.
      As of January 29, 2005, annual debt maturities were as follows (in thousands):

2005	$5,000
2006	5,000
2007	—
2008	15,000
Thereafter	—

$25,000

10	Income taxes
      The income tax benefit is comprised of the following (in thousands):

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Current
Federal	$(94)	$(15,514)	$(6,322)
State	537	(536)	874
Deferred	(2,626)	12,845	(4,095)

Total	$(2,183)	$(3,205)	$(9,543)

      Reconciliations between the benefit for income taxes and the amount computed by applying the statutory federal income tax rate are as follows (in thousands):

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Tax at statutory rate (35%)	$(9,078)	$(12,876)	$(8,350)
State income taxes, net of federal benefit	(1,249)	(1,830)	(943)
Change in valuation allowance	6,415	13,222	—
Adjustment of deferred tax balances	855	—	—
Other	874	(1,721)	(250)

	$(2,183)	$(3,205)	$(9,543)

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State income taxes	4.8%	5.0%	4.0%
Change in valuation allowance	(24.7)%	(35.9)%	—
Adjustment of deferred tax balances	(3.3)%	—	—
Other	(3.4)%	4.6%	1.0%

	8.4%	8.7%	40.0%

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset and liability were as follows (in thousands):

	For the years ended

	January 29,	January 31,
	2005	2004

Net deferred tax asset (liability)— current
Accrued liabilities	$4,711	$4,754
Inventories	(4,815)	(5,832)
Other	(178)	(99)
Less: valuation allowance	(5,303)	(5,300)

Total deferred tax asset (liability)— current	$(5,585)	$(6,477)

Net deferred tax asset (liability)— long-term
Accrued liabilities	$8,729	$11,147
State net operating loss carryforwards	4,791	4,085
Property and equipment	(6,593)	(9,768)
Capital loss carryforwards	—	6,424
Federal net operating loss	6,452	125
Other	80	78
Less: valuation allowance	(13,459)	(13,817)

Total deferred tax asset (liability)— long-term	$—	$(1,726)

Net deferred tax liability	$(5,585)	$(8,203)

      The Company files federal and state income tax returns based on a 52/53 week year ending on the Saturday closest to July 31. As of the tax year ended July 31, 2004, the Company had federal net operating loss carryforwards of $68.7 million that expire in 2023 and 2024. In addition, the Company had state net operating loss carryforwards that expire at varying dates through 2024. The Company has not taken a tax benefit on any of the federal or state tax loss carryforwards in fiscal 2004 and 2003.
      As of the tax year ended July 31, 2004, the Company had federal capital loss carryforwards of $18.3 million that expire in 2008. At January 31, 2004, neither the capital loss nor the valuation allowance on the capital loss were separately stated in the net deferred tax asset/ (liability) schedule, and therefore such ending balances have been adjusted accordingly. Further, during 2004, the Company gathered additional

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
information to determine that the capital loss should be treated as an ordinary loss and filed an amended federal income tax return for the period ended August 2, 2003, resulting in a federal net operating loss at January 31, 2004 of $16.8 million.
      The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, including Section 382. The Company has determined that a change in ownership under this section occurred on June 3, 2004 resulting in $33.6 million of the total $68.7 million net operating loss carryforward being limited. The $33.6 million is limited to an annual usage amount of approximately $4.1 million to $5.7 million over the following 20 years.
      In evaluating the Company’s ability to recover deferred tax assets, consideration of all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income has been made. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that are being used to manage the underlying business.
      In light of cumulative losses over the past three fiscal years, the Company believes that it is more likely than not that the Company’s deferred tax asset will not be realized. Accordingly, a valuation allowance has been established against the net deferred tax assets exclusive of the LIFO reserve.
      As discussed in Note 3, “Discontinued operations,” the Company announced on November 19, 2002 that it would exit its travel business by the end of the fourth quarter of 2002, and therefore recorded a provision of $39.4 million for exiting such operations, including operating losses during the phase out period. By the end of the fourth quarter of 2004, the Company determined that the accruals for store closing activities were no longer required and included the remaining amounts as income from discontinued operations. A summary of the discontinued operations and the related tax impact is as follows (in thousands):

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Discontinued Operations:
Income (loss) from discontinued operations	$288	$—	$(24,613)
Income tax benefit (provision) from discontinued operations	(115)	—	9,846
Loss on disposition	—	—	(39,429)
Income tax benefit of loss on disposition	—	—	12,182

Net loss from discontinued operations, net of income tax	$173	$—	$(42,014)

11	Capital stock

Private placement offerings
      In fiscal 2002, the Company sold 1.1 million shares of its common stock in private placements at a purchase price of $11.00 per share, for net proceeds of approximately $12.0 million.
      On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, the Company issued two million warrants

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. All four million of the warrants issued contain certain weighted average anti-dilution rights as defined in the Common Stock and Warrant Purchase Agreement. On July 9, 2004, the Company repurchased $22.0 million of the 11 1/4% Senior Notes with proceeds from the Equity Financing. The Company used $8.6 million of the proceeds from the Equity Financing to repay the balance of the 11 1/4% Senior Notes at maturity. The balance of the proceeds have been used for general working capital purposes.
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
      The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans:

	As of and for the years ended

	January 29, 2005		January 31, 2004		February 1, 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	1,953,924	$10.16	2,000,562	$10.71	1,982,982	$10.11
Granted	745,850	4.52	272,500	4.04	260,000	12.93
Exercised	(15,600)	3.96	(144,648)	5.50	(108,664)	6.64
Forfeited	(256,952)	12.56	(174,490)	10.78	(133,756)	9.37

Outstanding, end of year	2,427,222	$8.22	1,953,924	$10.16	2,000,562	$10.71

Exercisable, end of year	1,852,222	$9.21	1,364,729	$10.68	1,343,307	$9.23

Available for grant, end of year	576,069		1,103,054		564,347

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The following table summarizes information about the weighted average remaining contracted life (in years) and the weighted average exercise prices for stock options outstanding as of the year ended January 29, 2005:

	Options Outstanding and Exercisable by Price Range as of January 29, 2005

	Options Outstanding			Options Exercisable

			Weighted		Weighted
			Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$ 2.07 - $ 4.14	436,530	8.3	$3.54	431,530	$3.53
$ 4.14 - $ 6.21	1,069,219	6.5	$5.39	499,219	$5.83
$ 6.21 - $ 8.28	43,327	4.1	$6.89	43,327	$6.89
$ 8.28 - $10.34	11,028	3.9	$9.28	11,028	$9.28
$10.34 - $12.41	323,034	6.5	$11.21	323,034	$11.21
$12.41 - $14.48	258,163	7.2	$13.72	258,163	$13.72
$14.48 - $16.55	141,971	5.8	$15.70	141,971	$15.70
$16.55 - $18.62	6,975	5.6	$17.40	6,975	$17.40
$18.62 - $20.69	136,975	5.3	$19.80	136,975	$19.80

	2,427,222	6.7	$8.22	1,852,222	$9.21

      The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option awards granted at fair market value.
      The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. Had compensation cost for Wilsons Leather’s stock option plans been determined based on the fair value at the grant date for awards from 1996 through 2004, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts disclosed in Note 1, “Summary of significant accounting policies.”

13	Employee benefit plans

2000 Long Term Incentive Plan
      The 2000 Long Term Incentive Plan provides that the Compensation Committee may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In March 2004 and 2003, 44,000 and 120,000 shares of restricted stock were issued under this plan, respectively.
      These restricted stock awards outstanding vest ratably over four years from the date of grant, subject to acceleration if certain performance targets are met. When restricted shares are issued, deferred compensation is recorded as a reduction of shareholders’ equity. Annual compensation is charged to expense over the vesting period. As discussed in Note 11, “Capital stock,” the Equity Financing qualified as a “change in control” pursuant to the Company’s equity compensation plans. As a result, $653,000 of expense was recorded in July of 2004 related to accelerated vesting of the outstanding unvested restricted stock as of July 2, 2004. During 2004, 2003, and 2002, $828,000, $350,000, and $331,000 was charged to expense for vested restricted shares, respectively.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) profit sharing plan
      The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax deferred contributions of up to 30% of their eligible compensation, subject to annual IRS limitations. For employees who have worked less than three years, the Company matches 25% of contributions, up to a maximum of 4% of the employee’s eligible compensation. For employees who have worked more than three years, the Company matches 50% of contributions, up to a maximum of 4% of the employee’s eligible compensation. Company contributions net of forfeitures were $0.0 million, $0.0 million, and $0.1 million in 2004, 2003, and 2002, respectively. The Company may also, at its discretion, make a profit-sharing contribution to the 401(k) plan for each plan year. No profit sharing contributions were made during the years 2002 through 2004. The Company’s matching contributions vest after three years of service or upon death of the employee and its profit sharing contributions vest after five years.

Employee stock purchase plan
      The Company has an employee stock purchase plan that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 625,000 shares of common stock to be purchased under this plan. As of January 29, 2005, 330,683 shares had been issued under the plan.

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

	For the years ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Minimum rentals	$38,667	$56,236	$57,492
Contingent rentals	1,680	1,921	2,918

Total	$40,347	$58,157	$60,410

      As of January 29, 2005, the future minimum rental payments due under operating leases, excluding lease obligations for closed stores, were as follows (in thousands):

Fiscal years ending:
2005	$32,423
2006	28,674
2007	26,022
2008	23,600
2009	21,257
Thereafter	50,640

Total	$182,616

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      As of January 29, 2005, 22 of the Company’s 436 leases continued to be guaranteed by CVS New York, Inc. (“CVS”) (formerly Melville Corporation, the parent company to the predecessor companies) a New York corporation. Leases entered into subsequent to the 1996 management buyout are no longer guaranteed by CVS.

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

Guarantees
      As of January 29, 2005, and January 31, 2004, the Company had outstanding letters of credit of approximately $8.0 million and $6.7 million, respectively (see Note 9, “Long-term debt”), which were primarily used to guarantee foreign merchandise purchase orders.

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
      The net book value of the building approximated $3.1 million and has been removed from the accounts. The $9.4 million gain on the sale has been deferred and the appropriate amounts properly classified under short- and long-term liabilities. The short-term portion is included in “accrued expenses” and the long-term portion is included in “other long-term liabilities” on the balance sheet. Payments under the lease approximated $1.37 million for the first year, with an annual increase of 2.5% each year thereafter.

16	Related-party transactions
      The Company regularly conducts business with G-III Apparel Group, Ltd. (“G-III”), of which the chairman and chief executive officer served during part of 2002 on Wilsons Leather’s board of directors. Purchases from G-III totaled $4.6 million in 2002. The Company believes that transactions with G-III are on terms no less favorable to it than those obtainable in arm’s-length transactions with unaffiliated third parties.
      The Company conducts business with Tsutani Leather Expert Co., Ltd. (“Tsutani”), of which a former executive of Wilsons Leather is a director. Purchases from Tsutani totaled $0.0 million, $0.0 million, and $0.2 million, in 2004, 2003, and 2002, respectively.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      During 2002, Richard Liu, Chairman of one of the Company’s major suppliers (Superior Holdings International, Ltd.), became a greater than 5% shareholder of the Company’s common stock. Superior Holdings International, Ltd. sold $10.8 million, $14.7 million, and $22.7 million of products to the Company during 2004, 2003, and 2002, respectively. The Company believes that transactions with Superior Holdings International, Ltd. are on terms no less favorable to it than those obtainable in arm’s-length transactions with unaffiliated third parties.

17	Subsequent events
      On March 2, 2005, the Company amended its senior credit facility. The senior credit facility was amended to allow the Company to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. The Company immediately paid down $5.0 million of the Term B promissory note when the agreement was amended and, as a result, $5.0 million of the $25.0 million balance outstanding as of January 29, 2005, is classified as a current portion of long-term debt in the accompanying balance sheet. It is presently not clear when or if the Company will pay down the remaining allowable $5.0 million and, therefore, that portion is classified as long-term and payable in fiscal 2006.
      The amendment also sets EBITDA covenants for 2005 and future years and reduces the interest rates on the revolving credit facility and Term B promissory note and reduces the unused line fees.
      On April 4, 2005, the Company amended its senior credit facility and received a limited waiver regarding prior reporting requirements. The senior credit facility was amended to redefine the required reports.

Schedule II

Valuation and Qualifying Accounts		Additions
(In thousands)
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts	Deductions	Period

Year ended February 1, 2003:
Allowance for doubtful accounts deducted from accounts receivable	$351	$1,327	$—	$(1,533)	$145
Year ended January 31, 2004:
Allowance for doubtful accounts deducted from accounts receivable	$145	$874	$—	$(931)	$88
Year ended January 29, 2005:
Allowance for doubtful accounts deducted from accounts receivable	$88	$506	$—	$(518)	$76

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2005:

Wilsons The Leather Experts Inc.
(registrant)

By:	/s/ Michael M. Searles

Michael M. Searles
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Peter G. Michielutti

Peter G. Michielutti
Executive Vice President, Chief Financial Officer
and Chief Operating Officer
(principal financial and accounting officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2005, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael M. Searles Michael M. Searles	Director

/s/ Lyle Berman Lyle Berman	Director

/s/ Michael T. Cowhig Michael T. Cowhig	Director

/s/ Bradley K. Johnson Bradley K. Johnson	Director

/s/ William F. Farley William F. Farley	Director

/s/ Michael J. Mccoy Michael J. Mccoy	Director

/s/ R. Ted Weschler R. Ted Weschler	Director

/s/ David L. Rogers David L. Rogers	Director

/s/ Joel N. Waller Joel N. Waller	Director