Form 10-Q
period 2005-04-30
WILSONS THE LEATHER EXPERTS INC
filed 2005-06-07
CIK 1016607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes [X]          No [   ]

As of June 3, 2005, there were 38,994,364 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	April 30,	January 29,
	2005	2005(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,006	$48,821
Accounts receivable, net	3,480	3,643
Inventories	69,620	86,059
Prepaid expenses	6,396	3,246

TOTAL CURRENT ASSETS	122,502	141,769
Property and equipment, net	43,005	44,606
Other assets, net	2,048	2,205

TOTAL ASSETS	$167,555	$188,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,843	$17,697
Current portion of long-term debt	—	5,000
Accrued expenses	17,287	22,959
Income taxes payable	4,294	4,307
Deferred income taxes	5,585	5,585

TOTAL CURRENT LIABILITIES	38,009	55,548
Long-term debt	20,000	20,000
Other long-term liabilities	17,860	17,925

TOTAL LIABILITIES	75,869	93,473

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value; 150,000,000 shares authorized; 38,982,364 and 38,884,072 shares issued and outstanding on April 30, 2005 and January 29, 2005, respectively	390	389
Additional paid-in capital	133,474	133,103
Accumulated deficit	(42,182)	(38,389)
Accumulated other comprehensive income	4	4

TOTAL SHAREHOLDERS’ EQUITY	91,686	95,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$167,555	$188,580

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	April 30,	May 1,
	2005	2004

NET SALES	$84,329	$97,751
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	58,944	75,818

Gross margin	25,385	21,933

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,804	28,109
DEPRECIATION AND AMORTIZATION	3,711	17,872

Operating loss	(3,130)	(24,048)
INTEREST EXPENSE, net	663	2,744

Loss before income taxes	(3,793)	(26,792)
INCOME TAX BENEFIT	—	—

Net loss	$(3,793)	$(26,792)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.10)	$(1.30)

Weighted average shares outstanding — basic and diluted	38,901	20,687

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended
	April 30,	May 1,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(3,793)	$(26,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,711	17,830
Amortization	—	42
Amortization of deferred financing costs	157	912
Loss on disposal of assets	(163)	(120)
Restricted stock compensation expense	—	101
Changes in operating assets and liabilities:
Accounts receivable, net	163	3,196
Inventories	16,439	24,956
Prepaid expenses and other current assets	(3,150)	(5,363)
Accounts payable and accrued expenses	(12,526)	(7,082)
Income taxes payable and other liabilities	(107)	(3,017)

Net cash provided by operating activities	731	4,663

INVESTING ACTIVITIES:
Additions to property and equipment	(2,081)	(624)
Proceeds from the disposition of property and equipment	163	122

Net cash used in investing activities	(1,918)	(502)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	372	60
Debt acquisition costs	—	(1,151)
Repayments of long-term debt	(5,000)	(11)

Net cash used in financing activities	(4,628)	(1,102)

NET CASH USED IN DISCONTINUED OPERATIONS	—	(40)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,815)	3,019
CASH AND CASH EQUIVALENTS, beginning of period	48,821	42,403

CASH AND CASH EQUIVALENTS, end of period	$43,006	$45,422

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Nature of Organization

     Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of April 30, 2005, Wilsons Leather operated 429 permanent retail stores located in 45 states, including 307 mall stores, 107 outlet stores and 15 airport stores. The Company regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January.

2. Summary of Significant Accounting Policies

     Basis of presentation

     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At April 30, 2005, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with U. S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in these interim statements pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate so as not to make the information presented misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes included in its 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company’s business is highly seasonal, and accordingly, interim operating results are not indicative of the results that may be expected for the fiscal year ending January 28, 2006.

     Fiscal year

     The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended January 28, 2006, and January 29, 2005, are referred to herein as 2005 and 2004, respectively.

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

     Inventories

     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of April 30, 2005, and January 29, 2005, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed in order to determine if the inventory value is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

     Property and equipment

     The Company’s property and equipment consists principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in its consolidated balance sheets included in this report. Leasehold improvements include the cost of improvements funded by landlord incentives and lease costs during the build-out period. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for the Company’s stores is ten years and the estimated useful lives of the assets range from five to 10 years. Capital additions required for lease extensions subsequent to initial lease term are amortized over the term of the lease extension. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.

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

     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At April 30, 2005, and January 29, 2005, there were no amounts accrued for store lease terminations.

     Debt issuance costs

     Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.

     Operating leases

     The Company has 431 noncancelable operating leases, primarily for retail stores, which expire at various times through 2017. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. Rent expense for lease extensions subsequent to the initial lease terms are also calculated using a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease. As is more fully discussed below in Note 3, “Reclassification of Financial Statements,” the Company changed its accounting method for leasehold improvements funded by landlord incentives and adopted an accounting policy for rent costs during construction build-out periods. Accordingly, certain amounts presented in the prior period were reclassified.

     Revenue recognition

     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in cost of goods sold, buying and occupancy costs. Per Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, the Company recognizes layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment are recorded as customer deposits and are included in accrued expenses in the accompanying balance sheet. Revenue for gift certificate or gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board destination.

     Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. In light of cumulative losses over the past three fiscal years, the Company believes it is more likely than not that the Company’s deferred tax asset will not be realized. Accordingly, a valuation allowance has been established against the net deferred tax assets exclusive of the LIFO reserve.

     Foreign currency translation

     The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation from the applicable foreign currency to U. S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity as other comprehensive loss. Transaction gains and losses are reflected in income.

     Loss per share

     Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued, calculated using the treasury stock method. The following table reconciles the number of shares utilized in the loss per share calculations (in thousands):

	For the three months ended
	April 30,	May 1,
	2005	2004
Weighted average common shares outstanding — basic	38,901	20,687
Effect of dilutive securities: stock options	—	—
Effect of dilutive securities: warrants	—	—

Weighted average common shares outstanding — diluted	38,901	20,687

     The total dilutive potential common shares excluded from the above calculations were 1,199,401 and 98,621, respectively, for the three months ended April 30, 2005, and May 1, 2004.

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

	For the three months ended
	April 30,	May 1,
	2005	2004
Net loss:
As reported	$(3,793)	$(26,792)
Stock based employee compensation expense included in net loss	—	101
Stock based employee compensation determined under fair value based method for all awards	(148)	(541)

Pro forma loss	$(3,941)	$(27,232)

Basic and diluted loss per share:
As reported	$(0.10)	$(1.30)
Stock based employee compensation expense included in net loss	—	0.01
Stock based employee compensation determined under fair value based method for all awards	—	(0.03)

Pro forma loss	$(0.10)	$(1.32)

Weighted average fair value of options granted	N/A	$1.64

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 (there have been no options granted through April 30 of fiscal 2005):

	Weighted average	Dividend	Expected	Expected
	risk free rate	yield	lives	volatility

2005	N/A	N/A	N/A	N/A
2004	3.5%	0.0%	4.7	67.3%

     New accounting pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R” or the “Statement”), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires that a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and, accordingly, the Company will adopt the standard in fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found above in “Stock-based compensation.” The ultimate amount of increased compensation expense will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. As allowed by SFAS No. 123R, the Company will calculate the fair value of each option granted on the date of grant using the Black-Scholes option pricing model.

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

3. Reclassification of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP. In light of this letter, the Company conducted a review of its lease-related accounting methods and determined that its methods of accounting for: (1) leasehold improvements funded by landlord incentives, and (2) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. However, these misstatements had no impact on the Company’s net income or loss for any period and, as a result, the Company reclassified certain amounts within its consolidated financial statements filed with its 2004 Annual Report on Form 10-K for each of the fiscal years ended January 31, 2004, and February 1, 2003, the first three quarters of fiscal 2004 and all four fiscal quarters of 2003.

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

     Additionally, the Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the first intended use of the property. The Company re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out period,” typically one to two months prior to store opening). However, the Company has elected to capitalize these construction period rent costs and amortize them over the term of the lease. The Company did not previously have a policy or practice to expense or capitalize rent costs during the construction period. In order to properly state the rent costs related to the build-out period for the three months ended May 1, 2004, the Company is required to record additional deferred rent in other accrued expenses, as well as reclassifying a portion of the previously reported rent expense to depreciation.

Following is a summary of the effects of these changes on the Company’s consolidated statements of operations and cash flows for the three months ended May 1, 2004, (in thousands):

	Consolidated Statement of Operations
	As Previously
	Reported	Adjustments	Reclassified

THREE MONTHS ENDED MAY 1, 2004:
Cost of goods sold, buying and occupancy costs	$78,333	$(2,515)	$75,818
Gross margin	19,418	2,515	21,933
Depreciation and amortization	15,357	2,515	17,872

	Consolidated Statement of Cash Flows
	As Previously
	Reported	Adjustments	Reclassified

THREE MONTHS ENDED MAY 1, 2004:
Depreciation	$15,315	$2,515	$17,830
Income taxes payable and other liabilities	(399)	(2,618)	(3,017)
Net cash provided by operating activities of continuing operations	4,766	(103)	4,663
Additions to property, equipment and other assets	(727)	103	(624)
Net cash used in investing activities of continuing operations	(605)	103	(502)

4. Discontinued Operations

     In November 2002, the Company liquidated two companies it had previously acquired, El Portal Group, Inc. and Bentley’s Luggage Corp. (collectively the “Travel Subsidiaries”), which consisted of 135 stores, due to their large operating losses. In accordance with SFAS No. 144, the Travel Subsidiaries were presented as a discontinued operation effective November 19, 2002, and the consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the Travel Subsidiaries for all periods presented. As of January 29, 2005, and April 30, 2005, no assets or liabilities relating to the Travel Subsidiaries remained in the consolidated balance sheets. The reserve for discontinued operations of $0.3 million was reduced to zero in the fourth quarter of fiscal 2004, as it was no longer required.

5. Reorganization and Partial Store Liquidation

     On January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores — the “liquidation stores”) and eliminate approximately 950 store-related positions. The Company entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/Gordon Brothers Joint Venture guaranteed to pay the Company an amount of 84.0% of the cost value of the inventory at the liquidation stores, subject to certain adjustments. The Hilco/Gordon Brothers Joint Venture was responsible for all expenses related to the sale. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location and financial conditions within the market. In addition, the Company announced that it would eliminate approximately 70 positions at its corporate headquarters in Brooklyn Park, Minnesota and its distribution center in Las Vegas, Nevada, close its distribution center in Las Vegas, Nevada, and write-off essentially all remaining assets located at its distribution centers in Maple Grove, Minnesota and Las Vegas, Nevada.

     The Company recorded charges related to the restructuring and partial store liquidation of $14.2 million during the first quarter of 2004, primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, and lease termination costs and accelerated depreciation related to store closings. For the three months ended May 1, 2004, a total of $3.3 million and $13.2 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $2.3 million of gross margin earned on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed.

6. Other Comprehensive Income

     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the quarters ending April 30, 2005, and May 1, 2004, the amounts were not significant.

7. Long-Term Debt

     Long-term debt at April 30, 2005, and January 29, 2005, consisted of the following (in thousands):

	April 30,	January 29,
	2005	2005

Term B promissory note	$20,000	$25,000

Total debt	$20,000	$25,000
Less: current portion	—	(5,000)

Total long-term debt	$20,000	$20,000

     Senior notes

     The Company retired the remaining $30.6 million of 11 1/4% Senior Notes due August 15, 2004 (the “11 1/4% Senior Notes”) in 2004.

     Term B promissory note and senior credit facility

     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, which was amended on November 1, 2002, January 31, 2003, April 11, 2003, January 21, 2004, April 15, 2004, April 27, 2004, March 2, 2005, and April 4, 2005, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. With the completion of the Equity Financing (described below in Note 10, “Additional Financing”), and the subsequent repayment of the 11 1/4% Senior Notes in full at maturity, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.

     The Term B promissory note is collateralized by the Company’s inventory. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card receivables. Through the third quarter of 2005 interest on cash borrowings under the senior credit facility is at LIBOR plus 1.50%, the commercial paper rate plus 1.50% or the prime rate plus 0.25%. Commencing with the fourth quarter of 2005, interest will be payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25% - 1.75%, or the “prime” rate plus 0.0% - 0.5% (commercial paper rate plus 1.25% - 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable rate will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. With respect to the Term B promissory note, the interest rate is the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month. With the completion of the Equity Financing in 2004 and subsequent repurchase and repayment of the 11 1/4% Senior Notes, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. The Company is allowed to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. A total of $5.0 million was prepaid on March 3, 2005. Prepayment of the Term B promissory note (other than the potential prepayment of an additional $5.0 million on or prior to February 28, 2006) is subject to a 0.5% prepayment fee if prepayment is made on or prior to January 31, 2006. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $15.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility. As of April 30, 2005, the Company had not determined if it would repay the additional $5.0 million by February 28, 2006.

     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At April 30, 2005, the Company was in compliance with all covenants related to the senior credit facility.

     At April 30, 2005, and January 29, 2005, there were no borrowings under the revolving portion of the credit facility. At April 30, 2005, and January 29, 2005, there were $4.7 million and $8.0 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million and $25.0 million on April 30, 2005, and January 29, 2005, respectively. As of January 29, 2005, $5.0 million of the Term B promissory note was classified as current.

8. Legal Proceedings

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

9. Supplemental Balance Sheet Information

	April 30,	January 29,
(In thousands)	2005	2005
Accounts receivable, net:
Trade receivables	$3,197	$3,454
Other receivables	362	305

Total	3,559	3,759
Less - Allowance for doubtful accounts	(38)	(76)
Less - Deferred sales	(41)	(40)

Total accounts receivable, net	$3,480	$3,643

Inventories:
Raw materials	$4,939	$2,155
Finished goods	64,681	83,904

Total inventories	$69,620	$86,059

Property and equipment, net:
Equipment and furniture	$75,684	$75,130
Leasehold improvements	38,023	37,621

Total	113,707	112,751
Less - Accumulated depreciation	(70,702)	(68,145)

Total property and equipment, net	$43,005	$44,606

Other assets, net:
Debt issuance costs	$5,384	$5,384
Goodwill	72	72
Other assets	10	10

Total	5,466	5,466
Less - Accumulated amortization	(3,418)	(3,261)

Other assets, net	$2,048	$2,205

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

11. Subsequent Event

     On June 2, 2005, in connection with the Annual Meeting of Shareholders of the Company, the Company’s shareholders approved the amendment and restatement of the 2000 Long Term Incentive Plan (the “Plan”). Among other things, the amendment and restatement of such plan increased the aggregate number of shares of common stock authorized for issuance under the Plan by 2,200,000 shares to 4,200,000 shares. On June 2, 2005, the Company granted employees and non-employee directors options to purchase 2,137,000 shares of common stock at an exercise price of $5.88 per share. These options vest ratably over three years and had an estimated aggregate Black-Scholes fair value of $7.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K. When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies.

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

     As of April 30, 2005, we operated a total of 429 permanent retail stores located in 45 states, including 307 mall stores, 107 outlet stores and 15 airport stores. Each year we supplement our permanent stores with temporary seasonal stores during our peak selling season, which totaled 102 in 2004.

     Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outlet™ name, average approximately 4,000 total leased square feet, and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States. Our e-commerce site “www.wilsonsleather.com” offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. The name and reputation of the Wilsons Leather brand assures customers they are purchasing quality and fashionable merchandise.

     In evaluating our financial performance and operating trends, management considers information concerning our operating loss, net loss, basic and diluted loss per share and certain other information before liquidation and restructuring costs that are not calculated in accordance with GAAP. See Note 5, “Reorganization and Partial Store Liquidation.” A reconciliation of these non-GAAP financial measures to GAAP numbers for the three months ended May 1, 2004, is included in the table below. We believe that the non-GAAP numbers calculated before liquidation and restructuring costs provide a useful analysis of our ongoing operating trends and in comparing operating performance period to period. We evaluate these non-GAAP numbers calculated before liquidation and restructuring costs on a quarterly basis in order to measure and understand our ongoing operating trends. In fiscal 2004, our management incentive bonuses were based on an earnings before tax measure calculated before liquidation and restructuring costs.

Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the three months ended May 1, 2004:
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended	Restructuring	For the three months ended
	May 1, 2004	and other	May 1, 2004
	As reported (1)	charges (1)(2)	Adjusted
NET SALES	$97,751	$20,778	$76,973
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	75,818	18,482	57,336

Gross margin	21,933	2,296	19,637
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,109	3,254	24,855
DEPRECIATION AND AMORTIZATION	17,872	13,220	4,652

Operating loss	(24,048)	(14,178)	(9,870)
INTEREST EXPENSE, net	2,744	—	2,744

Loss before income taxes	(26,792)	(14,178)	(12,614)
INCOME TAX BENEFIT	—	—	—

Net loss	$(26,792)	$(14,178)	$(12,614)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.30)	$(0.69)	$(0.61)

Weighted average shares outstanding - basic and diluted	20,687	—	20,687

(1)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005.

(2)	Includes $14.2 million related primarily to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, and lease termination costs and accelerated depreciation related to store closings.

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

     During the last three years, in support of our overall financial strategy, the following three major actions were taken: 1) we discontinued operations for the Travel Subsidiaries, 2) we conducted a reorganization and partial store liquidation, and 3) we obtained additional financing. These actions were described in greater detail above in the Notes to Consolidated Financial Statements.

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

     Comparable store sales increased 15.8% in the three months ended April 30, 2005, compared to a 2.0% decrease in comparable store sales in the same period of the prior year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The liquidation stores are not included in the comparable store sales calculation. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the same period in the prior year.

     Reclassification of financial statements

     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP. In light of this letter, we conducted a review of our lease-related accounting methods and determined that our methods of accounting for: (1) leasehold improvements funded by landlord incentives, and (2) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. However, these misstatements had no impact on our net income or loss for any period and, as a result, we reclassified certain amounts within our consolidated financial statements filed with our 2004 Annual Report on Form 10-K for each of the fiscal years ended January 31, 2004, and February 1, 2003, the first three quarters of fiscal 2004 and all four fiscal quarters of 2003.

     We had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of related leasehold improvements reflected in the consolidated balance sheets and the capital expenditures reflected in investing activities in the consolidated statements of cash flows. We determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1 requires these incentives to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows. This resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to rent expense, which is included in cost of goods sold, buying and occupancy costs in the consolidated statements of operations. We also reclassified lease incentives to operating activities, which were previously included as a reduction of the cost component of capital expenditures in investing activities in the consolidated statements of cash flows.

     Additionally, we had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the first intended use of the property. We re-evaluated FASB Technical Bulletin No. 85-3 and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out period,” typically one to two months prior to store opening). However, we have elected to capitalize these construction period rent costs and amortize them over the term of the lease. We did not previously have a policy or practice to expense or capitalize rent costs during the construction period.

See Note 3, “Reclassification of Financial Statements,” above, for a more detailed description of applicable reclassifications. The accompanying discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to these corrections.

     Critical accounting policies

     We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that begins on page 25 of our 2004 Annual Report on Form 10-K. No material changes occurred to these policies in the periods covered by this quarterly report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2005,
COMPARED TO THE THREE MONTHS ENDED MAY 1, 2004

     Net Sales. Net sales decreased 13.7% to $84.3 million in the three months ended April 30, 2005, from $97.8 million in the comparable period last year. This decrease in sales is primarily due to the fact that sales for the first quarter of 2004 included approximately $20.8 million in liquidation sales resulting from the liquidation of 111 stores begun in the fourth quarter of 2003. See Note 5, “Reorganization and Partial Store Liquidation.” When adjusted to remove the liquidation sales, net sales increased 9.6% from $77.0 million in the first quarter of 2004. The increased sales are reflective of a comparable store sales increase of 15.8% for the three months ended April 30, 2005, compared to a decrease of 2.0% in comparable store sales in the same period last year. This improvement was driven primarily by strong sales of our NASCAR merchandise, unseasonably cool weather in most of our markets, increased levels of inventory, and stronger promotions.

     We did not open any stores and closed seven stores in the three months ended April 30, 2005, compared to opening three stores and closing five stores (excluding the 111 liquidation stores) in the comparable period last year. As of April 30, 2005, we operated 429 stores compared to 458 stores at May 1, 2004. We regularly supplement our permanent mall stores with seasonal stores during our peak selling season from October to January.

     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $16.9 million, or 22.3%, in the three months ended April 30, 2005, compared to the comparable period last year. This decrease was primarily driven by the lower sales volume due to the $20.8 million of liquidation sales in the first quarter of 2004. When adjusted to remove the liquidation sales and related charges, costs of goods sold, buying and occupancy costs increased $1.6 million or 2.8% from $57.3 million as a result of the increased sales volume, as partially offset by a $0.6 million decrease in buying and occupancy costs. The decreased buying and occupancy costs are reflective of a 5.9% decrease in average store count.

     Gross margin as a percentage of sales increased 770 basis points to 30.1% in the first quarter of 2005 compared to 22.4% in the first quarter of 2004 as a result of improved merchandise margins, decreased buying and occupancy costs, and the 11.1% margin earned on the liquidation sales in 2004. When adjusted to remove the liquidation sales and charges, gross margin as a percentage of sales increased 460 basis points in the first quarter of 2005 from 25.5% in the first quarter of 2004. This increase is reflective of a 160 basis point improvement in merchandise margins and decreased buying and occupancy costs discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $24.8 million in the first quarter of 2005 from $28.1 million in the first quarter of 2004, and increased as a percentage of sales to 29.4% from 28.8%. The $3.3 million decrease was primarily due to: (1) $3.3 million of reorganization and liquidation charges incurred in the first quarter of 2004 primarily related to lease termination costs, (2) a $0.6 million decrease in promotional spending, and (3) a $0.7 million decrease in other administrative costs due to the lower store count and reduced staffing levels. These spending decreases were partially offset by: (1) $0.9 million of additional benefits spending related to incentive bonuses accrued in the first quarter of 2005 that were not accrued in 2004, as partially offset by decreased spending on medical insurance claims in the first quarter of 2005 due to the lower store count and reduced staffing levels, (2) increased store related expenses of $0.2 million related to the higher adjusted sales volume, and (3) a $0.1 million increase in spending related to administration of our e-commerce site. In the first quarter of fiscal 2005, we began accruing for incentive bonuses quarterly based on our performance in that quarter relative to our annual incentive targets. Previously, we had not recorded incentive bonuses, if any, until the fourth quarter of any given year as a result of the significant annual operating losses incurred in fiscal 2002 through fiscal 2004. As a result of our restructuring activities over the past three years, we have concluded that we have a more predictable business, which allows us to better estimate probable bonus payments.

     SG&A expenses as a percentage of net sales, excluding liquidation effects (which totaled $3.3 million, or 15.7% in the first quarter of 2004) decreased to 29.4% compared to 32.3% for the first quarter of 2004. The improvement in rate as a percentage of sales reflects our continued focus on effectively managing expenses and the leverage obtained from the comparable store sales increase. This gain was partially offset by the higher level of accrued incentive related to business performance discussed above.

     Depreciation and Amortization. Depreciation and amortization decreased to $3.7 million in the three months ended April 30, 2005, from $17.9 million in the comparable period last year, and decreased as a percentage of net sales to 4.4% from 18.3%. The decrease of $14.2 million was primarily the result of: (1) $13.2 million in accelerated depreciation recorded in the first quarter of 2004 related to the liquidation stores, (2) a $0.8 million decrease in store depreciation due to a 5.9% decrease in average store count for the three months ended April 30, 2005 compared to 2004, and (3) $0.2 million of decreased administrative depreciation and amortization. Depreciation and amortization, excluding liquidation effects (which totaled $13.2 million, or 63.6% of the $20.8 million of liquidation sales) decreased to $3.7 million, or 4.4% of net sales in the first quarter of 2005 as compared to $4.7 million or 6.0% of net sales in the first quarter of 2004.

     Operating Loss. As a result of the above, the operating loss was $3.1 million in the three months ended April 30, 2005, compared to a $24.0 million loss for the comparable period last year, or 3.7% of net sales in 2005 as compared to 24.6% of net sales in 2004. This improvement was largely due to restructuring costs of $14.2 million in 2004, as well as: (1) $5.7 million in improved gross margin dollars as compared to the prior year, (2) $0.1 million in lower SG&A expenses in 2005 compared to 2004, and (3) $0.9 million in decreased depreciation expense in 2005 due to a lower asset base. Excluding the liquidation and restructuring charges, an operating loss of $3.1 million was reported in the first quarter of 2005 as compared to an operating loss of $9.9 million in the first quarter of 2004. This improvement reflects the restructuring and store closing initiative, as well as the impact of our improved sales and gross margin performance.

     Interest Expense. Net interest expense decreased to $0.7 million in 2005 from $2.7 million in 2004, primarily due to the repayment of our 11 1/4% Senior Notes in the second and third quarters of 2004 and a $5.0 million reduction in the Term B promissory note in March 2005. In addition, during the first quarter of 2004 we wrote off $0.5 million of debt issuance costs related to the amended senior credit facility. The liquidation and reorganization did not impact interest expense.

     Income Tax Benefit. There were no income tax benefits recorded in 2005 and 2004 due to sustained losses, which currently require the recording of a valuation allowance against potentially unrealizable net operating losses in future periods. As a result, the effective rate was 0.0% in 2005 and 2004. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2004 Annual Report on Form 10-K.

     Net Loss. As a result of the above, the net loss for the three months ended April 30, 2005, was $3.8 million compared to a net loss of $26.8 million in the comparable period last year. The $23.0 million decrease in net loss over the prior year is primarily due to the

$14.2 million decrease in net loss related to the liquidation and restructuring activities, as well as: (1) $5.7 million in improved gross margin, (2) $0.1 million in lower SG&A expenses, (3) $0.9 million in decreased depreciation expense, and (4) a $2.1 million decrease in interest expense, all discussed above. Excluding the liquidation and restructuring charges, the net loss was $3.8 million for the first quarter of 2005 as compared to a net loss of $12.6 million for the first quarter of 2004.

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

     As of April 30, 2005, we had no borrowings under the senior credit facility, except for the Term B promissory note, and we had $4.7 million in outstanding letters of credit.

     Through the third quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.50%, or the “prime” rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the “swing line” portion of the revolver). Commencing with the fourth quarter of 2005, interest will be payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25%-1.75%, or the “prime” rate plus 0.0%-0.5% (commercial paper rate plus 1.25%-1.75% if the loan is made under the “swing line” portion of the revolver). The applicable rate will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. Interest is payable on the $25.0 million Term B promissory note at a variable rate equal to the “prime” rate plus 4%, plus an additional 2.75% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. With the completion of the Equity Financing in 2004 (See Note 10, “Additional Financing”) and subsequent repurchase and repayment of the 11 1/4% Senior Notes, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. We are allowed to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. A total of $5.0 million was prepaid on March 3, 2005. Prepayment of the Term B promissory note (other than the potential prepayment of an additional $5.0 million on or prior to February 28, 2006) is subject to a 0.5% prepayment fee if prepayment is made on or prior to January 31, 2006. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $15.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility. As of April 30, 2005, the Company had not determined if it would repay the additional $5.0 million by February 28, 2006.

     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At April 30, 2005, we were in compliance with all covenants related to the senior credit facility.

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

     On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share. The Equity Financing closed on July 2, 2004, with gross proceeds of $35.0 million before offering costs. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. $30.6 million of the offering proceeds were used to repay the 11 1/4% Senior Notes described above. The remaining balance of these funds was used for general working capital purposes.

     Cash flow analysis

     Operating Activities. Operating activities for the three months ended April 30, 2005, provided cash of $0.7 million compared to $4.7 million in the corresponding period of 2004.

     The $0.7 million of cash provided by operating activities in 2005 was comprised primarily of the following sources of cash: (1) a $16.4 million decrease in inventories following the holiday selling season, and (2) $3.7 million in non-cash adjustments for depreciation, amortization, and property and equipment impairment.

     These sources of cash were largely offset by: (1) a net loss from operations of $3.8 million, (2) a $12.5 million decrease in accounts payable and accrued expenses, and (3) a $3.1 million increase in prepaid expenses and other current assets.

     The $4.7 million of cash provided by operating activities in 2004 was comprised of: (1) a $25.0 million decrease in inventories due to more tightly managed inventory levels and lower store count than in the prior year due primarily to the 111 store liquidation completed in April 2004, (2) $18.8 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, and (3) a $3.2 million decrease in accounts receivable.

     These sources of cash were primarily offset by: (1) a net loss from operations of $26.8, (2) a $7.1 million decrease in accounts payable and accrued expenses, (3) a $5.4 million increase in prepaid expenses, and (4) a $3.0 million decrease in income taxes payable and other liabilities.

     Investing Activities. Investing activities of $1.9 million for the three months ended April 30, 2005, were comprised of $2.1 million in capital expenditures primarily for the renovation of and improvements to existing stores and certain distribution center equipment, offset by $0.2 million in proceeds on the sale of property and equipment. For 2005, capital expenditures are capped by the senior credit facility at $6.0 million.

     Investing activities for the three months ended May 1, 2004, were comprised primarily of $0.6 million in capital expenditures used primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $0.1 million from proceeds on the sale of property and equipment.

     Financing Activities. Cash used for financing activities for the three months ended April 30, 2005, was $4.6 million and was comprised of $5.0 million used for pre-payment of a portion of the Term B promissory note offset by $0.4 million provided from the issuance of common stock primarily from the exercise of stock options.

     Cash provided by financing activities for the three months ended May 1, 2004, was comprised primarily of $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.

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

     Contractual obligations and commercial commitments

     We had $4.7 million of standby and documentary letters of credit outstanding at April 30, 2005. We also have a Term B Promissory Note with $20.0 million outstanding at April 30, 2005. These commitments are further discussed in the Liquidity and Capital Resources section of this Form 10-Q. We retired $30.6 million of the 11 1/4% Senior Notes in 2004. Otherwise, there are no known material commitments, other than store operating leases that we have committed to in the ordinary course of business.

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

     Recently issued accounting pronouncements

     See Note 2, “Summary of Significant Accounting Polices — New accounting pronouncements,” of the consolidated financial statements beginning on page 9 of this report for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

     Forward-looking statements

     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements, and relate to, among other things, the Company’s results of operations and operating performance, expected demand for the Company’s products, store closings, and debt service obligations. Factors that could cause actual results to differ include: changes in customer shopping patterns; competition in our markets; uncertainty in general economic conditions; our inability to effectively respond to changes in fashion trends and consumer demands; failure of results of operations to meet expectations of research analysts; our inability to grow the business as planned; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of our business; risks associated with our debt service; risks associated with estimates made by management based on our critical accounting policies; changes to financial accounting standards that may affect our results of operations; loss of key members of our senior management team; the sale into the market of the shares issued in our 2004 equity financing or issuable upon exercise of warrants delivered in connection with our equity financing; concentration of our common stock; volatility of the market price of our common stock; reliance on third parties for upgrading and maintaining our management information systems; war, acts of terrorism or the threat of either; interruption in the operation of our corporate offices and distribution center; and the sale into the market of our common stock by existing shareholders, including shares issuable upon exercise of outstanding vested options. For a further description of our risk factors, please see “Risk Factors” as detailed in Part I, Item 1. “Business” that begins on page 11 of our 2004 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the “prime” rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of April 30, 2005, there were no borrowings under the revolving portion of the credit facility, $20.0 million under the Term B promissory note, and $4.7 million in outstanding letters of credit.

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

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first quarter of 2005.

ITEM 6. EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (6)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of March 2, 2005, among Wilsons Leather Holdings Inc., a Minnesota corporation, General Electric Capital Corporation, a Delaware corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto. (9)	Incorporated by Reference

10.2	Second Amendment, dated as of February 21, 2005, to the Agreement dated October 28, 2004, between the Company and Joel N. Waller. (10)	Incorporated by Reference

10.3	Waiver and Modification, dated March 2, 2005, under Employment Agreement dated November 22, 2004, between Michael Searles and the Company. (11)	Incorporated by Reference

10.4	Limited Waiver and Eight Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 4, 2005, among Wilsons Leather Holdings Inc., a Minnesota corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto. (12)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed with the Commission on March 8, 2005.

10.	Incorporated by reference to Exhibit 10.72 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the Commission (File No. 000-21543).

11.	Incorporated by reference to Exhibit 10.73 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the Commission (File No. 000-21543).

12.	Incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the Commission (File No. 000-21543).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.

By:	/s/ Peter G. Michielutti

Peter G. Michielutti
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	June 7, 2005

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (6)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of March 2, 2005, among Wilsons Leather Holdings Inc., a Minnesota corporation, General Electric Capital Corporation, a Delaware corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto. (9)	Incorporated by Reference

10.2	Second Amendment, dated as of February 21, 2005, to the Agreement dated October 28, 2004, between the Company and Joel N. Waller. (10)	Incorporated by Reference

10.3	Waiver and Modification, dated March 2, 2005, under Employment Agreement dated November 22, 2004, between Michael Searles and the Company. (11)	Incorporated by Reference

10.4	Limited Waiver and Eight Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 4, 2005, among Wilsons Leather Holdings Inc., a Minnesota corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto. (12)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed with the Commission on March 8, 2005.

10.	Incorporated by reference to Exhibit 10.72 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the Commission (File No. 000-21543).

11.	Incorporated by reference to Exhibit 10.73 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the Commission (File No. 000-21543).

12.	Incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the Commission (File No. 000-21543).