Form 10-Q
period 2005-07-30
WILSONS THE LEATHER EXPERTS INC
filed 2005-09-07
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________ to ______________________
Commission file number 000-21543
WILSONS THE LEATHER EXPERTS INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1839933 (I.R.S. Employer Identification No.)

7401 BOONE AVE. N. BROOKLYN PARK, MN (Address of principal executive offices)	55428 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of September 2, 2005, there were 39,013,332 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 30,	January 29,
	2005	2005(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,263	$48,821
Accounts receivable, net	2,829	3,643
Inventories	79,866	86,059
Prepaid expenses	6,106	3,246

TOTAL CURRENT ASSETS	117,064	141,769
Property and equipment, net	42,338	44,606
Other assets, net	1,891	2,205

TOTAL ASSETS	$161,293	$188,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,240	$17,697
Current portion of long-term debt	—	5,000
Accrued expenses	18,005	22,959
Income taxes payable	2,839	4,307
Deferred income taxes	5,585	5,585

TOTAL CURRENT LIABILITIES	45,669	55,548
Long-term debt	20,000	20,000
Other long-term liabilities	17,861	17,925

TOTAL LIABILITIES	83,530	93,473

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 39,010,582 and 38,884,072 shares issued and outstanding on July 30, 2005 and January 29, 2005, respectively	390	389
Additional paid-in capital	133,584	133,103
Accumulated deficit	(56,227)	(38,389)
Accumulated other comprehensive income	16	4

TOTAL SHAREHOLDERS’ EQUITY	77,763	95,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161,293	$188,580

The accompanying notes are an integral part of these consolidated financial statements.
(1) Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	July 30,	July 31,
	2005	2004
NET SALES	$58,417	$55,330
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	44,989	45,636

Gross margin	13,428	9,694
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,568	33,646
DEPRECIATION AND AMORTIZATION	3,581	4,539

Operating loss	(14,721)	(28,491)
INTEREST EXPENSE, net	683	1,953

Loss before income taxes	(15,404)	(30,444)
INCOME TAX BENEFIT	(1,411)	—

Net loss	$(13,993)	$(30,444)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.36)	$(1.14)

Weighted average shares outstanding — basic and diluted	38,996	26,698

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended
	July 30,	July 31,
	2005	2004
NET SALES	$142,746	$153,081
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	103,933	121,454

Gross margin	38,813	31,627
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	49,372	61,755
DEPRECIATION AND AMORTIZATION	7,292	22,411

Operating loss	(17,851)	(52,539)
INTEREST EXPENSE, net	1,346	4,697

Loss before income taxes	(19,197)	(57,236)
INCOME TAX BENEFIT	(1,411)	—

Net loss	$(17,786)	$(57,236)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.46)	$(2.42)

Weighted average shares outstanding — basic and diluted	38,949	23,693

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the year-to-date period ended
	July 30,	July 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(17,786)	$(57,236)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	7,292	22,363
Amortization	—	48
Amortization of deferred financing costs	314	1,112
Loss (gain) on disposal of assets	(161)	1,323
Restricted stock compensation expense	—	828
Changes in operating assets and liabilities:
Accounts receivable, net	814	3,126
Inventories	6,193	11,381
Prepaid expenses and other current assets	(2,860)	(3,317)
Accounts payable and accrued expenses	(3,411)	(3,717)
Income taxes payable and other liabilities	(1,686)	(4,442)

Net cash used in operating activities	(11,291)	(28,531)

INVESTING ACTIVITIES:
Additions to property and equipment	(4,926)	(2,306)
Proceeds from the disposition of property and equipment	165	27

Net cash used in investing activities	(4,761)	(2,279)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	482	32,426
Debt acquisition costs	—	(1,151)
Repayments of long-term debt	(5,000)	(64)
Repurchase of debt	—	(22,010)
Other financing	12	2

Net cash provided by (used in) financing activities	(4,506)	9,203

NET CASH USED IN DISCONTINUED OPERATIONS	—	(187)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,558)	(21,794)
CASH AND CASH EQUIVALENTS, beginning of period	48,821	42,403

CASH AND CASH EQUIVALENTS, end of period	$28,263	$20,609

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of organization
     Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of July 30, 2005, Wilsons Leather operated 429 permanent retail stores located in 45 states, including 305 mall stores, 109 outlet stores and 15 airport stores. The Company regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January.
2. Summary of significant accounting policies
     Basis of presentation
     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At July 30, 2005, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
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
     Fiscal year
     The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004, and February 1, 2003 are referred to herein as 2006, 2005, 2004, 2003, and 2002, respectively.
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
     Inventories
     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out

(“LIFO”) basis. As of July 30, 2005, and January 29, 2005, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed in order to determine if the inventory value is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.
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
     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At July 30, 2005, and January 29, 2005, there were no amounts accrued for store lease terminations.
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
     Income taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. In light of cumulative losses over the past three fiscal years, the Company believes it is more likely than not that the Company’s deferred tax assets will not be realized. Accordingly, a valuation allowance has been established against the net deferred tax assets exclusive of the LIFO reserve.
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

	For the three months ended		For the year-to-date period ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Weighted average common shares outstanding — basic	38,996	26,698	38,949	23,693
Effect of dilutive securities: stock options	—	—	—	—
Effect of dilutive securities: warrants	—	—	—	—

Weighted average common shares outstanding — diluted	38,996	26,698	38,949	23,693

     The total dilutive potential common shares excluded from the above calculations were 2,237,925 and 86,315 for the three months ended July 30, 2005 and July 31, 2004, respectively, and 1,824,726 and 89,149 for the year-to-date periods ended July 30, 2005 and July 31, 2004, respectively.
     Stock-based compensation
     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) under which no compensation cost has been recognized. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the three months ended		For the year-to-date period ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net Loss:
As reported	$(13,993)	$(30,444)	$(17,786)	$(57,236)
Stock based employee compensation expense included in net loss	—	727	—	828
Stock based employee compensation determined under fair value based method for all awards*	(542)	(2,246)	(690)	(2,787)

Pro forma loss	$(14,535)	$(31,963)	$(18,476)	$(59,195)

Basic and diluted loss per share:
As reported	$(0.36)	$(1.14)	$(0.46)	$(2.42)
Stock based employee compensation expense included in net loss	—	0.03	—	0.04
Stock based employee compensation determined under fair value based method for all awards*	(0.01)	(0.09)	(0.01)	(0.12)

Pro forma loss	$(0.37)	$(1.20)	$(0.47)	$(2.50)

Weighted average fair value of options granted	$3.43	$2.81	$3.43	$2.28

*	For the three months ended July 31, 2004 and the year-to-date period ended July 31, 2004, $1,105 of pro-forma expense is due to stock option acceleration from the private placement equity transaction that occurred in July 2004 which resulted in a change in control under the Company’s stock incentive plans (see Note 9 — Additional financing).

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005 and 2004:

	Weighted average	Dividend	Expected	Expected
	risk free rate	yield	lives	volatility
2005	3.9%	0.0%	4.5	69.7%
2004	3.9%	0.0%	4.8	67.1%
     New accounting pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires that a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and, accordingly, the Company will adopt the standard in the first quarter of 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found above in “Stock-based compensation.” The ultimate amount of increased compensation expense will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. As allowed by SFAS No. 123R, the Company will calculate the fair value of each option granted on the date of grant using the Black-Scholes option pricing model.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company will adopt the standard in the first quarter of 2006. Adoption of the Statement is not expected to have a significant impact on the Company’s consolidated financial statements.
3. Reclassification of financial statements
     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP. In light of this letter, the Company conducted a review of its lease-related accounting methods and determined that its methods of accounting for: (1) leasehold improvements funded by landlord incentives, and (2) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. However, these misstatements had no impact on the Company’s net income or loss for any period and, as a result, the Company reclassified certain amounts within its consolidated financial statements filed with its 2004 Annual Report on Form 10-K for 2003 and 2002, the first three fiscal quarters of 2004 and all four fiscal quarters of 2003.
     The Company had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of related leasehold improvements reflected in the consolidated balance sheets and the capital expenditures reflected in investing activities in the consolidated statements of cash flows. The Company determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these incentives to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows. This resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to rent expense, which is included in cost of goods sold, buying and occupancy costs in the consolidated statements of operations. The Company also reclassified lease incentives to operating activities, which were previously included as a reduction of the cost component of capital expenditures in investing activities in the consolidated statements of cash flows.
     Additionally, the Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the first intended use of the property. The Company re-evaluated FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out period,” typically one to two months prior to store opening). However, the Company has elected to capitalize these construction period rent costs and amortize them over the term of the lease. The Company did not previously have a policy or practice to expense or capitalize rent costs during the construction period. In order to properly state the rent costs related to the build-out period for the three- and six-month periods ended July 31, 2004, the Company was required to record additional deferred rent in other accrued expenses, and reclassify a portion of the previously reported rent expense to depreciation.
     Following is a summary of the effects of these changes on the Company’s consolidated statements of operations for the three- and six-month periods ended July 31, 2004, and the consolidated statement of cash flows for the six-month period ended July 31, 2004, (in thousands):

	Consolidated Statement of Operations
	As Previously
	Reported	Adjustments	Reclassified
THREE MONTHS ENDED JULY 31, 2004:
Cost of goods sold, buying and occupancy costs	$46,488	$(852)	$45,636
Gross margin	8,842	852	9,694
Depreciation and amortization	3,687	852	4,539
FOR THE YEAR-TO-DATE PERIOD ENDED JULY 31, 2004:
Cost of goods sold, buying and occupancy costs	$124,821	$(3,367)	$121,454
Gross margin	28,260	3,367	31,627
Depreciation and amortization	19,044	3,367	22,411

	Consolidated Statement of Cash Flows
	As Previously
	Reported	Adjustments	Reclassified
FOR THE YEAR-TO-DATE PERIOD ENDED JULY 31, 2004:
Depreciation	$18,996	$3,367	$22,363
Income taxes payable and other liabilities	(1,086)	(3,356)	(4,442)
Net cash provided by operating activities of continuing operations	(28,542)	11	(28,531)
Additions to property, equipment and other assets	(2,295)	(11)	(2,306)
Net cash used in investing activities of continuing operations	(2,268)	(11)	(2,279)
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
     The Company recorded charges related to the restructuring and partial store liquidation of $8.2 million and $22.4 million during the second fiscal quarter and first six months of 2004, respectively, primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, and lease termination costs and accelerated depreciation related to store closings. For the three months ended July 31, 2004, a total of $9.1 million and $0.4 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $1.3 million of gross margin earned on the liquidation sales. For the six months ended July 31, 2004, a total of $12.3 million and $13.6 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $3.5 million of gross margin earned on liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed.
5. Other comprehensive income
     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the three-month and year-to-date periods ending July 30, 2005, and July 31, 2004, the amounts were not significant.
6. Long-term debt
     Long-term debt at July 30, 2005, and January 29, 2005, consisted of the following (in thousands):

	July 30,	January 29,
	2005	2005
Term B promissory note	$20,000	$25,000

Total debt	$20,000	$25,000
Less: current portion	—	(5,000)

Total long-term debt	$20,000	$20,000

     Senior notes
     The Company retired the remaining $30.6 million of 11 1/4% Senior Notes due August 15, 2004 (the “11 1/4% Senior Notes”) in 2004.

     Term B promissory note and senior credit facility
     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, as amended, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. With the completion of the Equity Financing described below in Note 9, “Additional financing,” and the subsequent repurchase and repayment of the 11 1/4% Senior Notes in full at maturity, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.
     The Term B promissory note is collateralized by the Company’s inventory. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card receivables. Through the third quarter of 2005 interest on cash borrowings under the senior credit facility is at LIBOR plus 1.50%, the commercial paper rate plus 1.50% or the prime rate plus 0.25%. Commencing with the fourth quarter of 2005, interest will be payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable rate will be adjusted quarterly on a prospective basis based on achievement of defined quarterly targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”). With respect to the Term B promissory note, the interest rate is the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month.
     The Company is allowed to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. A total of $5.0 million was prepaid on March 3, 2005. Prepayment of the Term B promissory note (other than the potential prepayment of an additional $5.0 million on or prior to February 28, 2006) is subject to a 0.5% prepayment fee if prepayment is made on or prior to January 31, 2006. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $15.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility. The Company has not determined if it will repay the additional $5.0 million by February 28, 2006.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At July 30, 2005, the Company was in compliance with all covenants related to the senior credit facility.
     At July 30, 2005, and January 29, 2005, there were no borrowings under the revolving portion of the credit facility. At July 30, 2005, and January 29, 2005, there were $21.6 million and $8.0 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million and $25.0 million on July 30, 2005, and January 29, 2005, respectively. As of January 29, 2005, $5.0 million of the Term B promissory note was classified as current.
7. Legal proceedings
     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.
8. Supplemental balance sheet information

	July 30,	January 29,
(In thousands)	2005	2005

Accounts receivable, net:
Trade receivables	$2,261	$3,454
Other receivables	630	305

Total	2,891	3,759
Less — Allowance for doubtful accounts	(27)	(76)
Less — Deferred sales	(35)	(40)

Total accounts receivable, net	$2,829	$3,643

Inventories:
Raw materials	$4,655	$2,155
Finished goods	75,211	83,904

Total inventories	$79,866	$86,059

Property and equipment, net:
Equipment and furniture	$75,638	$75,130
Leasehold improvements	38,424	37,621

Total	114,062	112,751
Less — Accumulated depreciation	(71,724)	(68,145)

Total property and equipment, net	$42,338	$44,606

Other assets, net:
Debt issuance costs	$5,384	$5,384
Other intangible assets	82	82

Total	5,466	5,466
Less — Accumulated amortization	(3,575)	(3,261)

Total other assets, net	$1,891	$2,205

9. Additional financing
     On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock to three institutional investors at a price of $1.95 per share (the “Equity Financing”). The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, the Company issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing, issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. All four million of the warrants issued contain certain weighted average anti-dilution rights. On July 9, 2004, the Company repurchased $22.0 million of the 11 1/4% Senior Notes with proceeds from the Equity Financing. The Company used $8.6 million of the proceeds from the Equity Financing to repay the balance of the 11 1/4% Senior Notes at maturity. The balance of the proceeds have been used for general working capital purposes.
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
     Our fiscal year ends on the Saturday closest to January 31. The periods that will end or had ended on January 28, 2006, January 29, 2005, January 31, 2004, and February 1, 2003 are referred to herein as 2005, 2004, 2003 and 2002, respectively.
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
     As of July 30, 2005, we operated a total of 429 permanent retail stores located in 45 states, including 305 mall stores, 109 outlet stores and 15 airport stores. Each year we supplement our permanent stores with temporary seasonal stores during our peak selling season, which totaled 102 in 2004.
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
     In evaluating our financial performance and operating trends, management considers information concerning our operating loss, net loss, basic and diluted loss per share and certain other information before liquidation and restructuring costs that are not calculated in accordance with GAAP. See Note 4, “Reorganization and partial store liquidation.” A reconciliation of these non-GAAP financial measures to GAAP numbers for the three- and six-month periods ended July 31, 2004, is included in the tables below. We believe that the non-GAAP numbers calculated before liquidation and restructuring costs provide a useful analysis of our ongoing operating trends and in comparing operating performance period to period. We evaluate these non-GAAP numbers calculated before liquidation and restructuring costs on a quarterly and year-to-date basis in order to measure and understand our ongoing operating trends. In 2004, our management incentive bonuses were based on an earnings before tax measure calculated before liquidation and restructuring costs.
Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended July 31, 2004
		Restructuring
		and other
	As reported (1)	charges (1) (2)	As adjusted
NET SALES	$55,330	$—	$55,330
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	45,636	(1,256)	46,892

Gross margin	9,694	1,256	8,438
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,646	9,052	24,594
DEPRECIATION AND AMORTIZATION	4,539	423	4,116

Operating loss	(28,491)	(8,219)	(20,272)
INTEREST EXPENSE, net	1,953	—	1,953

Loss before income taxes	(30,444)	(8,219)	(22,225)
INCOME TAX PROVISION	—	—	—

Net loss	$(30,444)	$(8,219)	$(22,225)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.14)	$(0.31)	$(0.83)

Weighted average shares outstanding — basic and diluted	26,698	—	26,698

(1)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005. See Note 3, “Reclassification of financial statements.”

(2)	Includes $8.2 million related primarily to lease termination costs and asset write-offs related to store closings and other restructuring costs. See Note 4, “Reorganization and partial store liquidation.”

Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended July 31, 2004
		Restructuring
		and other
	As reported (1)	charges (1) (2)	As adjusted
NET SALES	$153,081	$20,778	$132,303
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	121,454	17,226	104,228

Gross margin	31,627	3,552	28,075
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	61,755	12,306	49,449
DEPRECIATION AND AMORTIZATION	22,411	13,643	8,768

Operating loss	(52,539)	(22,397)	(30,142)
INTEREST EXPENSE, net	4,697	—	4,697

Loss before income taxes	(57,236)	(22,397)	(34,839)
INCOME TAX PROVISION	—	—	—

Net loss	$(57,236)	$(22,397)	$(34,839)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(2.42)	$(0.95)	$(1.47)

Weighted average shares outstanding — basic and diluted	23,693	—	23,693

(1)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005. See Note 3, “Reclassification of financial statements.”
(2)	Includes $22.4 million related primarily to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, lease termination costs, accelerated depreciation, and asset write-offs related to store closings, and other restructuring costs. See Note 4, “Reorganization and partial store liquidation.”
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
     During the previous three fiscal years, in support of our overall financial strategy, the following three major actions were taken: 1) we discontinued operations for two companies we previously acquired, El Portal Group, Inc. and Bentley’s Luggage Corp. (collectively the “Travel Subsidiaries”), 2) we conducted a reorganization and partial store liquidation, and 3) we obtained additional financing.
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
     Comparable store sales increased 8.7% in the three months ended July 30, 2005, compared to an 11.0% increase in comparable store sales in the same period of the prior year. Year-to-date comparable store sales increased 12.8% compared to a 3.1% increase in the similar period last year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The 111 liquidation stores are not included in the comparable store sales calculation. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the same period in the prior year.
     Reclassification of financial statements
     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP. In light of this letter, we conducted a review of our lease-related accounting methods and determined that our methods of accounting for: (1) leasehold improvements funded by landlord incentives, and (2) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. However, these misstatements had no impact on our net income or loss for any period and, as a result, we reclassified certain amounts within our consolidated financial statements filed with our 2004 Annual Report on Form 10-K for 2003 and 2002, the first three fiscal quarters of 2004 and all four fiscal quarters of 2003.
     We had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of related leasehold improvements reflected in the consolidated balance sheets and the capital expenditures reflected in investing activities in the consolidated statements of cash flows. We determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these incentives to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows. This resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to rent expense, which is included in cost of goods sold, buying and occupancy costs in the consolidated statements of operations. We also reclassified lease incentives to operating activities, which were previously included as a reduction of the cost component of capital expenditures in investing activities in the consolidated statements of cash flows.
     Additionally, we had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the first intended use of the property. We re-evaluated FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out period,” typically one to two months prior to store opening). However, we have elected to capitalize these construction period rent costs and amortize them over the term of the lease. We did not previously have a policy or practice to expense or capitalize rent costs during the construction period.
     See Note 3, “Reclassification of financial statements,” above for a more detailed description of applicable reclassifications. The accompanying discussion gives effect to these corrections.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 30, 2005,
COMPARED TO THE THREE MONTHS ENDED JULY 31, 2004
     Net Sales. Net sales increased 5.6% to $58.4 million in the three months ended July 30, 2005, from $55.3 million in the comparable period last year. The increased net sales are reflective of a comparable store sales increase of 8.7% for the three months ended July 30, 2005, compared to an increase of 11.0% in comparable store sales in the same period last year. This improvement was driven primarily by continued strong sales of our expanding NASCAR merchandise line, increased levels of inventory and strong promotional programs.
     We opened four stores and closed four stores in the three months ended July 30, 2005, compared to opening one store and closing six stores in the comparable period last year. At July 30, 2005, we operated 429 stores compared to 453 stores at July 31, 2004. We regularly supplement our permanent mall stores with seasonal stores during our peak selling season from October to January.
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $0.6 million, or 1.4%, in the three months ended July 30, 2005, compared to the same period last year on a 5.6% increase in net sales, reflecting improved merchandise margins discussed below. This decrease was primarily driven by a $1.5 million decrease in product costs, markdowns and delivery costs, partially offset by a $0.9 million increase in buying and occupancy costs. The increased buying and occupancy costs were primarily related to the release of deferred rent liabilities for the 111 liquidation stores recorded in the second fiscal quarter of 2004 as we exited leases. When adjusted to remove the effects of the liquidation, costs of goods sold, buying and occupancy costs decreased $1.9 million, or 4.1%, from $46.9 million as a result of improved merchandise margins and fewer markdowns, along with decreased delivery and buying and occupancy costs, which offset the increased sales volume.
     Gross margin as a percentage of net sales increased 550 basis points to 23.0% in the second quarter of 2005 compared to 17.5% in the second quarter of 2004 primarily as a result of improved merchandise margins. Our improved merchandise margins are the result of higher initial markups and fewer markdowns. When adjusted to remove the effects of the liquidation, gross margin as a percentage of net sales increased 770 basis points in the second quarter of 2005 from 15.3% in the second quarter of 2004. This increase is reflective of a 540 basis point improvement in merchandise margins and decreased buying and occupancy costs discussed above.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased to $24.6 million in the second quarter of 2005 from $33.6 million in the second quarter of 2004, and decreased as a percentage of net sales to 42.1% from 60.8%. The $9.1 million decrease was primarily due to the $9.1 million of reorganization and liquidation charges incurred in the second quarter of 2004 primarily related to lease termination and executive severance costs. Excluding liquidation effects, SG&A was flat to last year on an absolute dollar basis. SG&A for the second quarter of 2005 includes a higher level of accrued incentive compensation as offset by decreased administrative and other costs due to a lower store count and reduced staffing levels. In the first fiscal quarter of 2005, we began accruing for incentive bonuses quarterly based on our performance in that quarter relative to our annual incentive targets. Previously, we had not recorded incentive bonuses, if any, until the fourth quarter of any given year as a result of the significant annual operating losses incurred in 2002 through 2004. As a result of our restructuring activities over the past three years, we have concluded that we have a more predictable business, which allows us to better estimate probable bonus payments.
     SG&A as a percentage of net sales, excluding liquidation effects (which totaled $9.1 million in the second quarter of 2004) decreased to 42.1% compared to 44.4% for the second quarter of 2004. The improvement in rate as a percentage of net sales reflects our continued focus on effectively managing expenses and the leverage obtained from the comparable store sales increase. This gain was partially offset by the higher level of accrued incentive compensation related to business performance discussed above.
     Depreciation and Amortization. Depreciation and amortization decreased to $3.6 million in the three months ended July 30, 2005, from $4.5 million in the comparable period last year, and decreased as a percentage of net sales to 6.1% from 8.2%. The decrease of $0.9 million was primarily the result of: (1) $0.4 million in accelerated depreciation recorded in the second quarter of 2004 related to the liquidation stores, and (2) a $0.5 million decrease in store depreciation due to a 5.7% decrease in average store count for the three months ended July 30, 2005 compared to 2004. Depreciation and amortization, excluding liquidation effects (which totaled $0.4 million) decreased to $3.6 million, or 6.1% of net sales, in the second quarter of 2005 as compared to $4.1 million, or 7.4% of net sales, in the second quarter of 2004.
     Operating Loss. As a result of the above, the operating loss was $14.7 million in the three months ended July 30, 2005, compared to a $28.5 million loss for the comparable period last year, or 25.2% of net sales in 2005 as compared to 51.5% of net sales in 2004. This improvement was largely due to restructuring costs of $8.2 million in 2004, as well as $5.0 million in improved gross margin dollars in 2005 as compared to the prior year, and $0.5 million in decreased depreciation expense in 2005 due to a lower asset base. Excluding the liquidation sales and restructuring charges, an operating loss of $14.7 million was reported in the second quarter of 2005 as compared to an operating loss of $20.3 million in the second quarter of 2004. This improvement reflects the restructuring and store closing initiatives, as well as the impact of our improved net sales and gross margin performance.
     Interest Expense. Net interest expense decreased to $0.7 million in 2005 from $2.0 million in 2004, due to the repurchase and repayment of our 11 1/4% Senior Notes due August 15, 2004 (the “11 1/4% Senior Notes”) in the second and third quarters of 2004 and the prepayment of $5.0 million of the Term B promissory note in March 2005. The liquidation and restructuring did not impact interest expense.
     Income Tax Benefit. We recorded an income tax benefit of $1.4 million in the second quarter of fiscal 2005 relating primarily to the resolution of certain income tax contingencies previously accrued as a result of a recently completed Internal Revenue Service review of amended returns. Due to sustained losses, which currently require the recording of a valuation allowance against potentially unrealizable net operating losses in future periods, there were no income tax benefits recorded in 2005 and 2004 related to the net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2004 Annual Report on Form 10-K.
     Net Loss. As a result of the above, the net loss for the three months ended July 30, 2005, was $14.0 million compared to a net loss of $30.4 million in the comparable period last year. The $16.4 million decrease in net loss over the prior year is primarily due to the $8.2 million decrease in net loss related to the liquidation and restructuring activities, as well as: (1) $5.0 million in improved gross margin, (2) $0.5 million in decreased depreciation expense, (3) a $1.3 million decrease in interest expense, and (4) the $1.4 million income tax benefit recorded in 2005, all discussed above. Excluding the liquidation sales and restructuring charges, the net loss was $14.0 million for the second quarter of 2005 as compared to a net loss of $22.2 million for the second quarter of 2004.
RESULTS OF OPERATIONS FOR THE YEAR-TO-DATE PERIOD ENDED JULY 30, 2005,
COMPARED TO THE YEAR-TO-DATE PERIOD ENDED JULY 31, 2004
     Net Sales. Net sales decreased 6.8% to $142.7 million in the year-to-date period ended July 30, 2005, from $153.1 million in the comparable period last year. This decrease in net sales is primarily due to the fact that net sales for 2004 included approximately $20.8 million in liquidation sales recorded in the first quarter of 2004 resulting from the liquidation of 111 stores. See Note 4, “Reorganization and partial store liquidation.” When adjusted to remove the liquidation sales, net sales increased 7.9% from $132.3 million in the 2004 year-to-date period. This increase reflects a comparable store sales increase of 12.8% for the six months ended July 30, 2005, as compared to a 3.1% increase in the similar period last year. This improvement was the result of continued strong demand for our expanding NASCAR merchandise line, increased levels of inventory and strong promotional programs.
     We opened four stores and closed 11 stores in the year-to-date period ended July 30, 2005. In the comparable period last year we also opened four stores and closed 11 stores (excluding the 111 liquidation stores).
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $17.5 million or 14.4% to $103.9 million for the year-to-date period ended July 30, 2005, as compared to $121.5 million in the similar period last year. This decrease was primarily driven by the lower sales volume due to the $20.8 million of liquidation sales in the first quarter of fiscal 2004. When adjusted to remove the liquidation effects, cost of goods sold, buying and occupancy costs decreased $0.3 million, or less than 1.0%, from $104.2 million as a result of a $0.7 million decrease in buying and occupancy costs offsetting the increased product costs due to the increased sales volume. These essentially flat year-on-year cost of goods sold, buying and occupancy costs on an absolute dollar basis reflect the improved merchandise margins discussed below. The lower buying and occupancy costs are reflective of a 5.7% decrease in average store count for the comparable year-to-date period.
     Gross margin as a percent of net sales increased by 650 basis points to 27.2% in the first six months of 2005 as compared to 20.7% in the similar period of 2004, primarily as a result of improved merchandise margins, due to higher initial markups. Excluding the effects of the liquidation sales and restructuring charges, gross margin as a percent of net sales was 600 basis points higher than the 21.2% for year-to-date 2004. This improvement was the result of a 310 basis point improvement in merchandise margins and decreased buying and occupancy costs.
     Selling, General and Administrative Expenses. SG&A decreased to $49.4 million, down $12.4 million or 20.1%, from $61.8 million in the similar period last year. As a percent of net sales, 2005 year-to-date SG&A decreased to 34.6% as compared to 40.3% last year. The $12.4 million decrease was primarily due to: (1) $12.3 million of restructuring and liquidation charges incurred in the first six months of 2004, primarily related to lease termination costs, (2) a $0.4 million decrease in promotional spending, and (3) a $1.2 million decrease in other administrative costs due to lower store count and reduced staffing levels. These decreases were somewhat offset by: (1) a $0.2 million increase in store-related expenses due to higher adjusted sales volume, (2) a $0.2 million increase in spending related to our e-commerce site, and (3) $1.0 million of additional benefit spending related to increased bonuses accrued through the first six months of 2005 that were not accrued in 2004, partially offset by reduced spending on medical insurance claims and workers compensation expenditures due to lower store count and reduced staffing levels. As previously discussed, in the first quarter of 2005 we began accruing incentive bonuses quarterly based on current performance relative to our annual incentive targets.
     SG&A as a percentage of net sales, excluding liquidation effects (which totaled $12.3 million, or 59.2% of the year-to-date liquidation sales of $20.8 million) decreased to 34.6% compared to 37.4% for the similar period last year. The year-to-date improvement in rate as a percentage of sales again reflects our continued focus on effectively managing expenses and the leverage obtained from the comparable store sales increases, partially offset by the higher level of accrued incentive compensation discussed above.
     Depreciation and Amortization. Depreciation and amortization decreased $15.1 million in the year-to-date period ended July 30, 2005 to $7.3 million, from $22.4 million in the comparable period last year, and as a percentage of net sales to 5.1% from 14.6%. The decrease was primarily the result of: (1) $13.6 million in accelerated depreciation recorded in the first six months of 2004 related to the liquidation stores, (2) a $1.2 million decrease in store depreciation due to a 5.7% decrease in average store count year-to-date, and (3) a $0.2 million decrease in administrative depreciation and amortization. Excluding the effects of the liquidation, depreciation and amortization decreased $1.5 million to $7.3 million from $8.8 million a year ago, or as a percentage of net sales, 5.1% and 6.6%, respectively.
     Operating Loss. For the year-to-date period ended July 30, 2005, the operating loss was $17.9 million as compared to $52.5 million a year ago, or 12.5% of net sales in 2005 as compared to 34.3% of 2004 net sales. This improvement was primarily due to: (1) liquidation and restructuring costs of $22.4 million in 2004, (2) $10.7 million in improved gross margin dollars as compared to the prior year, (3) essentially flat SG&A year-over-year, and (4) $1.5 million in decreased depreciation and amortization expenditures in 2005. Excluding the liquidation sales and restructuring charges, the 2005 year-to-date operating loss of $17.9 million was $12.2 million less than the $30.1 million operating loss in the comparable period of 2004. The year-to-date improvement also reflects the restructuring and store closing initiatives, as well as the impact of our improved net sales and gross margin performance.
     Interest Expense. Net interest expense of $1.3 million year-to-date in 2005 decreased $3.4 million as compared to $4.7 million in 2004, due to the repurchase and repayment of our 11 1/4% Senior Notes in the second and third quarters of 2004 and the prepayment of $5.0 million of the Term B promissory note in March 2005. In addition, during the first quarter of 2004 we wrote off $0.5 million of debt issuance costs related to the amended senior credit facility. The liquidation and restructuring did not impact year-to-date interest expense.
     Income Tax Benefit. We recorded an income tax benefit of $1.4 million in the second fiscal quarter of 2005 primarily relating to the resolution of certain income tax contingencies previously accrued as a result of a recently completed Internal Revenue Service review of amended returns. Due to sustained losses, which currently require the recording of a valuation allowance against potentially unrealizable net operating losses in future periods, there were no income tax benefits recorded in 2005 and 2004 related to the net operating losses incurred. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2004 Annual Report on Form 10-K.
     Net Loss. As a result of the above, the year-to-date net loss for the first six months of fiscal 2005 was $17.8 million compared to a net loss of $57.2 million in the similar period last year. The $39.4 million improvement in net loss year-over-year is primarily due to: (1) a $22.4 million net loss relating to the 2004 liquidation and restructuring activities, (2) a $10.7 million improvement in gross margin, (3) essentially flat SG&A, (4) a $1.5 million decrease in depreciation and amortization, (5) a $3.4 million decrease in interest expense, and (6) a $1.4 million tax benefit recorded in 2005. Excluding the effects of the liquidation and restructuring activities, net loss was $17.8 million for the first six months of 2005 as compared to $34.8 million in the comparable period in 2004.
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
     Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general economic conditions, including rising energy prices, customer shopping patterns, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our leather products, tend to decline during recessionary periods when disposable income is lower. The uncertain outlook in the United States’ economy has shifted consumer spending habits toward large discount retailers, which has decreased mall traffic, resulting in lower net sales on a quarterly and annual basis.
     Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt to obtain additional financing. There can be no assurance that any such refinancing would be possible or could be obtained on terms that are favorable to us.
     General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, as amended, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

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
     As of July 30, 2005, we had no borrowings under the senior credit facility, except for the Term B promissory note, and we had $21.6 million in outstanding letters of credit.
     Through the third quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.50%, or the prime rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the swing line portion of the revolver). Commencing with the fourth quarter of 2005, interest will be payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the swing line portion of the revolver). The applicable rate will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. Interest is payable on the $25.0 million Term B promissory note at a variable rate equal to the prime rate plus 4%, plus an additional 2.75% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. With the completion of the Equity Financing in 2004 (See Note 9, “Additional financing”) and subsequent repurchase and repayment of the 11 1/4% Senior Notes, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. We are allowed to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. A total of $5.0 million was prepaid on March 3, 2005. Prepayment of the Term B promissory note (other than the potential prepayment of an additional $5.0 million on or prior to February 28, 2006) is subject to a 0.5% prepayment fee if prepayment is made on or prior to January 31, 2006. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $15.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility. The Company has not determined if it will repay the additional $5.0 million by February 28, 2006.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At July 30, 2005, we were in compliance with all covenants related to the senior credit facility.
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
     On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share (the “Equity Financing”). See Note 9, “Additional financing.” The Equity Financing closed on July 2, 2004, with gross proceeds of $35.0 million before offering costs. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. $30.6 million of the offering proceeds were used to repay our 11 1/4% Senior Notes. See Note 6, “Long-term debt.” The remaining balance of these funds was used for general working capital purposes.
     Cash flow analysis
     Operating Activities. Operating activities for the six months ended July 30, 2005, used cash of $11.3 million compared to utilizing $28.5 million in the corresponding period of 2004.
     The $11.3 million of cash used by operating activities in 2005 was comprised primarily of: (1) a net loss from operations of $17.8 million, (2) a $3.4 million decrease in accounts payable and accrued expenses primarily as a result of lower inventory levels and payout of accrued 2004 incentives, (3) a $2.9 million increase in prepaid expenses and other current assets due to the timing of rent payments, and (4) a $1.7 million decrease in income taxes payable and other liabilities as a result of the release of certain tax reserves.
     These uses of cash were somewhat offset by: (1) a $6.2 million decrease in inventories, (2) a $0.8 million reduction in accounts receivable due to lower seasonal sales volumes, and (3) $7.4 million in non-cash adjustments for depreciation, amortization and property and equipment impairment.
     The $28.5 million of cash used by operating activities in 2004 was comprised of: (1) a net loss from operations of $57.2 million, (2) a $3.7 million decrease in accounts payable and accrued expenses, (3) a $3.3 million increase in prepaid expenses, and (4) a $4.4 million decrease in income taxes payable and other liabilities.
     These uses of cash were primarily offset by: (1) an $11.4 million decrease in inventories due to more tightly managed inventory levels and lower store count than in the prior year due primarily to the 111 store liquidation completed in April 2004, (2) $25.7 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, and (3) a $3.1 million decrease in accounts receivable.
     Investing Activities. Investing activities of $4.8 million for the six months ended July 30, 2005, were comprised of $4.9 million in capital expenditures primarily for the renovation of and improvements to existing stores, including new store fixtures and certain distribution center equipment, offset by $0.2 million in proceeds on the sale of property and equipment. For 2005, capital expenditures are capped by the senior credit facility at $10.0 million.
     Investing activities for the six months ended July 31, 2004, were comprised primarily of $2.3 million in capital expenditures used primarily for the construction of new stores and the renovation of and improvements to existing stores.
     Financing Activities. Cash used for financing activities for the six months ended July 30, 2005, was $4.5 million and was comprised of $5.0 million used for pre-payment of a portion of the Term B promissory note offset by $0.5 million provided from the issuance of common stock primarily from the exercise of stock options.
     The $9.2 million in cash provided by financing activities for the six months ended July 31, 2004, was comprised primarily of $32.4 million in net proceeds from the Equity Financing, offset by $22.0 million used for payment of the 11 1/4% Senior Notes and $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.
     Off-balance sheet arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

     Contractual obligations and commercial commitments
     We had $21.6 million of standby and documentary letters of credit outstanding at July 30, 2005. We also have a Term B promissory note with $20.0 million outstanding at July 30, 2005. These commitments are further discussed in the “Liquidity and capital resources” section of this Form 10-Q. We retired $30.6 million of the 11 1/4% Senior Notes in 2004. Otherwise, there are no known material commitments, other than store operating leases that we have committed to in the ordinary course of business.
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
     We do not believe that inflation has had a material effect on the results of operations during the past three years; however, there can be no assurance that our business will not be affected by inflation in the future. Increased energy prices have put additional pressure on consumer purchases of discretionary items and may potentially increase our shipping and delivery costs, which could negatively affect our net sales and merchandise margins.
     Recently issued accounting pronouncements
     See Note 2, “Summary of significant accounting polices — New accounting pronouncements,” of the consolidated financial statements beginning on page 7 of this report for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.
     Forward-looking statements
     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements, and relate to, among other things, expected results of operations and operating performance, capital needs, and demand for the Company’s products. Factors that could cause actual results to differ include: changes in customer shopping patterns; competition in our markets; uncertainty in general economic conditions, including rising energy prices; our inability to effectively respond to changes in fashion trends and consumer demands; failure of results of operations to meet expectations of research analysts; our inability to grow the business as planned; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of our business; risks associated with our debt service; risks associated with estimates made by management based on our critical accounting policies; changes to financial accounting standards that may affect our results of operations; loss of key members of our senior management team; the sale into the market of the shares issued in our 2004 Equity Financing or issuable upon exercise of warrants delivered in connection with our Equity Financing; concentration of our common stock; volatility of the market price of our common stock; reliance on third parties for upgrading and maintaining our management information systems; war, acts of terrorism or the threat of either; interruption in the operation of our corporate offices and distribution center; and the sale into the market of our common stock by existing shareholders, including shares issuable upon exercise of outstanding vested options. For a further description of our risk factors, please see Exhibit 99.1 filed with this quarterly report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of July 30, 2005, there were no borrowings under the revolving portion of the credit facility, $20.0 million under the Term B promissory note, and $21.6 million in outstanding letters of credit.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first six months of 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our annual meeting held on June 2, 2005, the shareholders approved the following:
(a)	The election of two directors for a three-year term. Each nominated director was elected as follows:

Director-Nominee	Votes For	Votes Withheld
Bradley K. Johnson	36,668,398	1,707,665
Michael M. Searles	36,893,653	1,482,410
(b)	Approval of the amendment and restatement of the 2000 Long Term Incentive Plan.
The proposal received 27,940,438 votes for and 3,528,756 votes against. There were 962,038 abstentions and 5,944,831 broker non-votes.
(c)	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 28, 2006.
The proposal received 38,329,840 votes for and 21,121 votes against. There were 25,102 abstentions and no broker non-votes.

ITEM 6. EXHIBITS

Exhibit
No	Description	Method of Filing
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
Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Unqualified Release Agreement dated as of August 15, 2005, by and between Arthur J. Padovese and River Hills Wilsons, Inc. (9)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

99.1	Risk Factors Relating to Forward-Looking Statements	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed with the Commission on August 16, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSONS THE LEATHER EXPERTS INC.

By:	/s/ Peter G. Michielutti

Peter G. Michielutti Executive Vice President, Chief Financial Officer and Chief Operating Officer
Date: September 7, 2005

INDEX TO EXHIBITS

Exhibit
No	Description	Method of Filing
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
Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Unqualified Release Agreement dated as of August 15, 2005, by and between Arthur J. Padovese and River Hills Wilsons, Inc. (9)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

99.1	Risk Factors Relating to Forward-Looking Statements	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed with the Commission on August 16, 2005.