Form 10-Q
period 2005-10-29
WILSONS THE LEATHER EXPERTS INC
filed 2005-12-08
CIK 1016607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Yes ☐ No ☑
As of December 1, 2005, there were 39,047,734 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 29,	January 29,
	2005	2005(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$48,821
Accounts receivable, net	6,409	3,643
Inventories	122,988	86,059
Prepaid expenses	5,091	3,246

TOTAL CURRENT ASSETS	134,488	141,769
Property and equipment, net	42,733	44,606
Other assets, net	1,733	2,205

TOTAL ASSETS	$178,954	$188,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,260	$17,697
Notes payable	13,642	-
Current portion of long-term debt	-	5,000
Accrued expenses	18,967	22,959
Income taxes payable	2,504	4,307
Deferred income taxes	5,585	5,585

TOTAL CURRENT LIABILITIES	74,958	55,548
Long-term debt	20,000	20,000
Other long-term liabilities	17,774	17,925

TOTAL LIABILITIES	112,732	93,473

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value; 150,000,000 shares authorized; 39,047,734 and 38,884,072 shares issued and outstanding on October 29, 2005 and January 29, 2005, respectively	390	389
Additional paid-in capital	133,735	133,103
Accumulated deficit	(67,914)	(38,389)
Accumulated other comprehensive income	11	4

TOTAL SHAREHOLDERS’ EQUITY	66,222	95,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$178,954	$188,580

The accompanying notes are an integral part of these consolidated financial statements.
(1) Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	October 29,	October 30,
	2005	2004
NET SALES	$76,389	$87,923
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	56,232	62,356

Gross margin	20,157	25,567

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,226	28,851
DEPRECIATION AND AMORTIZATION	3,275	3,824

Operating loss	(10,344)	(7,108)
INTEREST EXPENSE, net	949	1,385

Loss before income taxes	(11,293)	(8,493)
INCOME TAX PROVISION	423	-

Net loss	$(11,716)	$(8,493)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.30)	$(0.22)

Weighted average shares outstanding - basic and diluted	39,021	38,843

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended
	October 29,	October 30,
	2005	2004
NET SALES	$219,135	$241,004
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	160,165	183,810

Gross margin	58,970	57,194

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	76,598	90,606
DEPRECIATION AND AMORTIZATION	10,567	26,235

Operating loss	(28,195)	(59,647)
INTEREST EXPENSE, net	2,295	6,082

Loss before income taxes	(30,490)	(65,729)
INCOME TAX BENEFIT	(988)	-

Net loss	$(29,502)	$(65,729)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.76)	$(2.29)

Weighted average shares outstanding - basic and diluted	38,973	28,743

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the year-to-date period ended
	October 29,	October 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(29,502)	$(65,729)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	10,566	26,182
Amortization	1	53
Amortization of deferred financing costs	471	1,272
Loss (gain) on disposal of assets	(162)	1,144
Restricted stock compensation expense	-	828
Changes in operating assets and liabilities:
Accounts receivable, net	(2,766)	1,659
Inventories	(36,929)	(35,462)
Prepaid expenses and other current assets	(1,845)	(4,006)
Accounts payable and accrued expenses	12,571	19,224
Income taxes payable and other liabilities	(2,084)	(4,980)

Net cash used in operating activities	(49,679)	(59,815)

INVESTING ACTIVITIES:
Additions to property and equipment	(8,729)	(4,288)
Proceeds from the disposition of property and equipment	305	205

Net cash used in investing activities	(8,424)	(4,083)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	633	32,415
Debt acquisition costs	-	(1,180)
Repayments of long-term debt	(5,000)	(64)
Borrowings under revolving credit facility	12,978	17,990
Repurchase of debt	-	(31,125)
Checks written in excess of cash balance	664	3,567
Other financing	7	2

Net cash provided by financing activities	9,282	21,605

NET CASH USED IN DISCONTINUED OPERATIONS	-	(110)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,821)	(42,403)
CASH AND CASH EQUIVALENTS, beginning of period	48,821	42,403

CASH AND CASH EQUIVALENTS, end of period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of organization
     Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. As of October 29, 2005, Wilsons Leather operated 430 permanent retail stores located in 45 states, including 306 mall stores, 110 outlet stores and 14 airport stores. The Company regularly supplements its permanent mall stores with seasonal stores during its peak selling season from October through January. As of October 29, 2005, the Company had opened 81 seasonal stores, with plans for approximately 37 additional stores to be operated during the holiday selling season.
2. Summary of significant accounting policies
     Basis of presentation
     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At October 29, 2005, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
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

     Inventories
     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of October 29, 2005, and January 29, 2005, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed in order to determine if the inventory value is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.
     Property and equipment
     The Company’s property and equipment consist principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in its consolidated balance sheets included in this report. Leasehold improvements include the cost of improvements funded by landlord incentives and lease costs during the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out” period). Prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1 (“FSP FAS 13-1”). See “New accounting pronouncements” below. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life. The typical initial lease term for the Company’s stores is ten years and the estimated useful lives of the assets range from five to 10 years. Capital additions required for lease extensions subsequent to initial lease term are amortized over the term of the lease extension. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.
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
     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At October 29, 2005, and January 29, 2005, there were no amounts accrued for store lease terminations.
     Debt issuance costs
     Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.
     Operating leases
     The Company has 432 noncancelable operating leases, primarily for retail stores, which expire at various times through 2017. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. Rent expense for lease extensions subsequent to the initial lease terms are also calculated using a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease. As is more fully discussed below in Note 3, “Reclassification of financial statements,” the Company changed its accounting method for leasehold improvements funded by landlord incentives and adopted an accounting policy for rent costs during construction build-out periods in the fourth quarter of 2004. Accordingly, certain amounts presented in the prior period were reclassified. In addition, prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to FSP FAS 13-1. See “New accounting pronouncements” below.
     Revenue recognition
     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in cost of goods sold, buying and occupancy costs. Per Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, the Company recognizes layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment are recorded as customer deposits and are included in accrued expenses in the accompanying balance sheets. Revenue for gift certificate or gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers free on board destination.
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
     Foreign currency translation
     The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation from the applicable foreign currency to U. S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity as other comprehensive income. Transaction gains and losses are reflected in income.
     Loss per share
     Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the applicable period. Pursuant to the treasury stock method, potentially dilutive common shares related to stock options and warrants have been excluded from the calculation of weighted average shares outstanding for the periods presented because their inclusion would have an anti-dilutive effect on loss per share. The following table reconciles the number of shares utilized in the loss per share calculations (in thousands):

	For the three months ended		For the year-to-date period ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Weighted average common shares outstanding - basic	39,021	38,843	38,973	28,743
Effect of dilutive securities: stock options	-	-	-	-
Effect of dilutive securities: warrants	-	-	-	-

Weighted average common shares outstanding - diluted	39,021	38,843	38,973	28,743

     The total dilutive potential common shares excluded from the above calculations were 2,234,055 and 121,096 for the three months ended October 29, 2005 and October 30, 2004, respectively, and 1,974,254 and 81,792 for the year-to-date periods ended October 29, 2005 and October 30, 2004, respectively.

     Stock-based compensation
     Beginning in the first quarter of 2006, the Company will adopt the provisions of SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment. The Company will be required to recognize compensation expense in an amount equal to the fair market value of share-based payments granted to employees. However, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company currently uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) under which no compensation cost has been recognized. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the three months ended		For the year-to-date period ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net Loss:
As reported	$(11,716)	$(8,493)	$(29,502)	$(65,729)
Stock based employee compensation expense included in net loss	-	-	-	828
Stock based employee compensation determined under fair value based method for all awards*	(782)	(82)	(1,471)	(2,869)

Pro forma loss	$(12,498)	$(8,575)	$(30,973)	$(67,770)

Basic and diluted loss per share:
As reported	$(0.30)	$(0.22)	$(0.76)	$(2.29)
Stock based employee compensation expense included in net loss	-	-	-	0.03
Stock based employee compensation determined under fair value based method for all awards*	(0.02)	-	(0.03)	(0.10)

Pro forma loss	$(0.32)	$(0.22)	$(0.79)	$(2.36)

Weighted average fair value of options granted	$3.54	$3.38	$3.43	$2.33

*	For the year-to-date period ended October 30, 2004, $1,105 of pro-forma expense is due to stock option acceleration from the private placement equity transaction that occurred in July 2004, which resulted in a change in control under the Company’s stock incentive plans. See Note 9, “Additional financing.”
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005 and 2004:

	Weighted average	Dividend	Expected	Expected
	risk free rate	yield	lives	volatility

2005	3.9%	0.0%	4.5	69.5%
2004	3.5%	0.0%	4.8	66.8%
     New accounting pronouncements
     In October 2005, the FASB issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP FAS 13-1 may be either retroactively or prospectively adopted and requires that rental costs associated with operating leases incurred during a build-out period are to be recognized as rental expense. The effective date for guidance in FSP FAS 13-1 is the first reporting period beginning after December 15, 2005; however, early adoption is permitted for interim financial statements that have not yet been issued. The Company has elected to prospectively expense all such build-out period rental costs beginning with the third quarter of 2005. The adoption of FSP FAS 13-1 had no material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires that a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and, accordingly, the Company will adopt the standard in the first quarter of 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found above in “Stock-based compensation.” The ultimate amount of increased compensation expense will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. As allowed by SFAS No. 123R, the Company will calculate the fair value of each option granted on the date of grant using the Black-Scholes option pricing model.
     In November 2004, the FASB issued SFAS No. 151 (“SFAS No. 151”) Inventory Costs. SFAS No. 151 amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company will adopt the standard in the first quarter of 2006. Adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial statements.

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
     Additionally, the Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the first intended use of the property. The Company re-evaluated FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the build-out period (typically one to two months prior to store opening). The Company did not previously have a policy or practice to expense or capitalize rent costs during the build-out period. Prior to the third quarter of 2005, the Company elected to capitalize these build-out period rent costs and amortize them over the term of the lease. Beginning with the third quarter of 2005, the Company has expensed all rent costs related to the build-out period pursuant to FSP FAS 13-1. See Note 2, “Summary of significant accounting policies—New accounting pronouncements” above. In order to properly state the rent costs related to the build-out period for the three- and nine-month periods ended October 30, 2004, the Company was required to record additional deferred rent in other accrued expenses, and reclassify a portion of the previously reported rent expense to depreciation.
     Following is a summary of the effects of these changes on the Company’s consolidated statements of operations for the three- and nine-month periods ended October 30, 2004, and the consolidated statement of cash flows for the nine-month period ended October 30, 2004, (in thousands):

	Consolidated Statement of Operations
	As Previously
	Reported	Adjustments	Reclassified

THREE MONTHS ENDED OCTOBER 30, 2004:
Cost of goods sold, buying and occupancy costs	$62,846	$(490)	$62,356
Gross margin	25,077	490	25,567
Depreciation and amortization	3,334	490	3,824

FOR THE YEAR-TO-DATE PERIOD ENDED OCTOBER 30, 2004:
Cost of goods sold, buying and occupancy costs	$187,667	$(3,857)	$183,810
Gross margin	53,337	3,857	57,194
Depreciation and amortization	22,378	3,857	26,235

	Consolidated Statement of Cash Flows
	As Previously
	Reported	Adjustments	Reclassified

FOR THE YEAR-TO-DATE PERIOD ENDED OCTOBER 30, 2004:
Depreciation	$22,325	$3,857	$26,182
Income taxes payable and other liabilities	(1,228)	(3,752)	(4,980)
Net cash used in operating activities	(59,920)	105	(59,815)
Additions to property, equipment and other assets	(4,183)	(105)	(4,288)
Net cash used in investing activities	(3,978)	(105)	(4,083)
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
     The Company recorded charges related to the restructuring and partial store liquidation of $2.7 million and $25.1 million during the third fiscal quarter and first nine months of 2004, respectively, primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, and other restructuring charges. For the three months ended October 30, 2004, a total of $2.8 million of these charges were recorded in selling, general and administrative expenses, as partially offset by $0.1 million of gross margin earned on the liquidation sales. For the nine months ended October 30, 2004, a total of $15.1 million and $13.7 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $3.7 million of gross margin earned on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed.
5. Other comprehensive income
     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the three-month and year-to-date periods ending October 29, 2005, and October 30, 2004, the amounts were not significant.
6. Long-term debt
     Long-term debt at October 29, 2005, and January 29, 2005, consisted of the following (in thousands):

	October 29,	January 29,
	2005	2005
Term B promissory note	$20,000	$25,000
Senior credit facility	12,978	-
Checks written in excess of cash balances	664	-

Total debt	$33,642	$25,000
Less: current portion	(13,642)	(5,000)

Total long-term debt	$20,000	$20,000

     Senior notes
     The Company retired the remaining $30.6 million of 11 1/4% Senior Notes due August 15, 2004 (the “11 1/4% Senior Notes”) in 2004.
     Term B promissory note and senior credit facility
     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, as amended, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. With the completion of the Equity Financing in 2004 described below in Note 9, “Additional financing,” and the subsequent repurchase and repayment of the 11 1/4% Senior Notes in full, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.
     The Term B promissory note is collateralized by the Company’s inventory. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card receivables. Through the third quarter of 2005 interest on cash borrowings under the senior credit facility was at LIBOR plus 1.50%, the commercial paper rate plus 1.50% or the prime rate plus 0.25%. Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable rate will be adjusted quarterly on a prospective basis based on achievement of defined quarterly targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”). With respect to the Term B promissory note, the interest rate is the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. The Company pays monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month.
     The Company is allowed to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. A total of $5.0 million was prepaid on March 3, 2005. Prepayment of the Term B promissory note (other than the potential prepayment of an additional $5.0 million on or before February 28, 2006) is subject to a 0.5% prepayment fee if prepayment is made on or before January 31, 2006. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $15.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility. The Company has not determined if it will make an additional $5.0 million prepayment of the Term B promissory note on or before February 28, 2006.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At October 29, 2005, the Company was in compliance with all covenants related to the senior credit facility.

     At October 29, 2005, and January 29, 2005, there were $13.0 million and no borrowings, respectively, under the revolving portion of the credit facility. At October 29, 2005, and January 29, 2005, there were $21.6 million and $8.0 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million and $25.0 million on October 29, 2005, and January 29, 2005, respectively. As of January 29, 2005, $5.0 million of the Term B promissory note was classified as current.
7. Legal proceedings
     In late September 2005, the Company became aware of a possible kickback scheme involving its General Manager — Asia and certain vendors. On October 4, 2005 the General Manager — Asia admitted that he had received kickbacks from certain vendors over a period of eight years aggregating nearly $4.0 million. The General Manager — Asia was terminated and the Company’s audit committee and outside auditors were informed of the acknowledged kickbacks and the termination. On October 14, 2005, the Company’s audit committee retained outside counsel, and outside counsel investigated the extent of the kickback scheme, whether other employees were involved in or had knowledge of the kickbacks or similar arrangements, and whether any violations of the Foreign Corrupt Practices Act had occurred in connection with the kickback arrangements.
     The investigation by outside counsel did not indicate that any employee other than the General Manager — Asia was involved in, or had previous knowledge of, the kickback scheme or similar arrangements or that there were any violations of the Foreign Corrupt Practices Act. The investigation also did not indicate that the magnitude of the kickbacks exceeded, or were less than, the nearly $4.0 million acknowledged by the former General Manager — Asia.
     Subsequent to his termination, the former General Manager — Asia paid Wilsons Leather approximately $0.5 million. The Company has notified its insurance carrier of this issue and if the Company is able to receive any recovery from its insurance carrier, it will be recorded when it has been received. The acknowledged kickback arrangements have not had a material impact upon the Company’s previously issued financial statements.
     The Company is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.
8. Supplemental balance sheet information

	October 29,	January 29,
(In thousands)	2005	2005
Accounts receivable, net:
Trade receivables	$5,442	$3,454
Other receivables	1,080	305

Total	6,522	3,759
Less - Allowance for doubtful accounts	(30)	(76)
Less - Deferred sales	(83)	(40)

Total accounts receivable, net	$6,409	$3,643

Inventories:
Raw materials	$1,135	$2,155
Finished goods	121,853	83,904

Total inventories	$122,988	$86,059

Property and equipment, net:
Equipment and furniture	$77,956	$75,130
Leasehold improvements	39,153	37,621

Total	117,109	112,751
Less - Accumulated depreciation	(74,376)	(68,145)

Total property and equipment, net	$42,733	$44,606

Other assets, net:
Debt issuance costs	$5,384	$5,384
Other intangible assets	82	82

Total	5,466	5,466
Less - Accumulated amortization	(3,733)	(3,261)

Total other assets, net	$1,733	$2,205

9. Additional financing
     On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock to three institutional investors at a price of $1.95 per share (the “Equity Financing”). The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, the Company issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing, issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. All four million of the warrants issued contain certain weighted average anti-dilution rights. On July 9, 2004, the Company repurchased $22.0 million of the 11 1/4% Senior Notes with proceeds from the Equity Financing. The Company used $8.6 million of the proceeds from the Equity Financing to repay the balance of the 11 1/4% Senior Notes. The balance of the proceeds have been used for general working capital purposes.
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
     As of October 29, 2005, we operated a total of 430 permanent retail stores located in 45 states, including 306 mall stores, 110 outlet stores and 14 airport stores. Each year we supplement our permanent stores with temporary seasonal stores during our peak selling season, which totaled 102 in 2004. For 2005, we plan to operate approximately 118 temporary seasonal stores, 81 of which were open as of October 29, 2005.
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
     In evaluating our financial performance and operating trends, management considers information concerning our operating loss, net loss, basic and diluted loss per share and certain other information before liquidation and restructuring costs that are not calculated in accordance with GAAP. See Note 4 to Consolidated Financial Statements, “Reorganization and partial store liquidation.” A reconciliation of these non-GAAP financial measures to GAAP numbers for the three- and nine-month periods ended October 30, 2004, is included in the tables below. We believe that the non-GAAP numbers calculated before liquidation and restructuring costs provide a useful analysis of our ongoing operating trends and in comparing operating performance period to period. We evaluate these non-GAAP numbers calculated before liquidation and restructuring costs on a quarterly and year-to-date basis in order to measure and understand our ongoing operating trends. In 2004, our management incentive bonuses were based on an earnings before tax measure calculated before liquidation and restructuring costs.
Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended October 30, 2004
		Restructuring
		and other
	As reported (1)	charges (1) (2)	As adjusted
NET SALES	$87,923	$-	$87,923
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	62,356	(128)	62,484

Gross margin	25,567	128	25,439
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,851	2,821	26,030
DEPRECIATION AND AMORTIZATION	3,824	38	3,786

Operating loss	(7,108)	(2,731)	(4,377)
INTEREST EXPENSE, net	1,385	-	1,385

Loss before income taxes	(8,493)	(2,731)	(5,762)
INCOME TAX PROVISION	-	-	-

Net loss	$(8,493)	$(2,731)	$(5,762)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.22)	$(0.07)	$(0.15)

Weighted average shares outstanding - basic and diluted	38,843	-	38,843

(1)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005. See Note 3 to Consolidated Financial Statements, “Reclassification of financial statements.”

(2)	Includes $2.7 million related to lease termination costs, severance, and other restructuring charges. See Note 4 to Consolidated Financial Statements, “Reorganization and partial store liquidation.”

Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended October 30, 2004
		Restructuring
		and other
	As reported (1)	charges (1) (2)	As adjusted
NET SALES	$241,004	$20,778	$220,226
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	183,810	17,098	166,712

Gross margin	57,194	3,680	53,514
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	90,606	15,127	75,479
DEPRECIATION AND AMORTIZATION	26,235	13,681	12,554

Operating loss	(59,647)	(25,128)	(34,519)
INTEREST EXPENSE, net	6,082	-	6,082

Loss before income taxes	(65,729)	(25,128)	(40,601)
INCOME TAX PROVISION	-	-	-

Net loss	$(65,729)	$(25,128)	$(40,601)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(2.29)	$(0.88)	$(1.41)

Weighted average shares outstanding - basic and diluted	28,743	-	28,743

(1)	Reclassified for the presentation of certain lease accounting issues clarified by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter to the American Institute of Certified Public Accountants on February 7, 2005. See Note 3, to Consolidated Financial Statements, “Reclassification of financial statements.”

(2)	Includes $25.1 million related to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, and other restructuring charges. See Note 4 to Consolidated Financial Statements, “Reorganization and partial store liquidation.”
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
     In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity, which allows us to generally maintain acceptable margin levels. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total net sales.
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
     During the previous three fiscal years, in support of our overall financial strategy, the following three major actions were taken: 1) we discontinued operations for two companies we previously acquired, El Portal Group, Inc. and Bentley’s Luggage Corp., 2) we conducted a reorganization and partial store liquidation, and 3) we obtained additional financing.
     We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 54.0% of our annual sales in that time period in 2004, and 27.0% in December alone. As part of our strategy to improve operating margins and maximize revenue and profitability during non-peak selling seasons, we have increased the number of outlet locations since 2000, which are less seasonal, and modified our product mix to emphasize accessories. Accessory sales grew as a percentage of sales to 35.6% in 2004 from 33.6% in 2003 and 31.6% in 2002, largely as a result of fresh, new styles designed to match our customers’ lifestyle needs. During the third quarter of 2005, we initiated an accessory intensification strategy in 113 of our stores offering an increased assortment of handbags, wallets, shoes and women’s executive products.
     Comparable store sales decreased 11.3% in the three months ended October 29, 2005, compared to a 7.2% increase in comparable store sales in the same period of the prior year. Year-to-date comparable store sales through October 29, 2005, increased 3.1% compared to a 4.7% increase in the similar period last year. Comparable store sales decreased 13.8% for the four weeks ended November 26, 2005, compared to a 3.1% decrease in comparable store sales in the same period last year. Unfavorable weather patterns in early November and lower than anticipated sales volume over the Thanksgiving week contributed to the November comparable store sales decrease. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The 111 liquidation stores are not included in the comparable store sales calculation. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the same period in the prior year.
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
     Additionally, we had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the first intended use of the property. We re-evaluated FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the build-out period, (typically one to two months prior to store opening). We did not previously have a policy or practice to expense or capitalize rent costs during the build-out period. Prior to the third quarter of 2005, we elected to capitalize these build-out period rent costs and amortize them over the term of the lease. Beginning with the third quarter of 2005, we expensed all rent costs during the build-out period pursuant to FSP FAS 13-1. See Note 2 to Consolidated Financial Statements, “Summary of significant accounting policies—New accounting pronouncements.”
     See Note 3 to Consolidated Financial Statements, “Reclassification of financial statements,” above for a more detailed description of applicable reclassifications. The accompanying discussion gives effect to these corrections.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 29, 2005,
COMPARED TO THE THREE MONTHS ENDED OCTOBER 30, 2004
     Net Sales. Net sales decreased 13.1% to $76.4 million in the three months ended October 29, 2005, from $87.9 million in the comparable period last year. The decreased net sales are reflective of a comparable store sales decrease of 11.3% for the three months ended October 29, 2005, compared to an increase of 7.2% in comparable store sales in the same period last year. These decreases were primarily the result of the unseasonably warm weather experienced over most of the country for twelve of the thirteen weeks of the quarter as compared to last year, which had a significant negative impact on our sales of outerwear. Our accessories comparable store sales were up slightly during the quarter. In addition, we operated on average 24 fewer stores this quarter as compared to the similar period last year.
     We opened three stores and closed two stores in the three months ended October 29, 2005, compared to opening one store and closing one store in the comparable period last year. At October 29, 2005, we operated 430 stores compared to 453 stores at October 30, 2004. We regularly supplement our permanent mall stores with seasonal stores during our peak selling season from October to January. During the quarter we opened 81 seasonal stores as compared to 75 stores during the same period last year.
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $6.1 million, or 9.8%, in the three months ended October 29, 2005, compared to the same period last year on a 13.1% decrease in net sales. This decrease was primarily driven by a $6.1 million decrease in product costs, markdowns and delivery costs. Buying and occupancy costs were relatively flat. When adjusted to remove the effects of the liquidation, costs of goods sold, buying and occupancy costs decreased $6.3 million or 10.0% from $62.5 million last year primarily as a result of lower sales volume. In addition, merchandise margins were slightly improved and buying and occupancy costs were $0.1 million lower on an absolute dollar basis than during the similar period of last year.
     Gross margin as a percentage of net sales decreased 270 basis points to 26.4% in the third quarter of 2005, compared to 29.1% in the third quarter of 2004. This decrease is primarily the result of higher buying and occupancy costs as a percentage of sales in the third quarter of 2005 as compared to the similar period in 2004, 23.8% and 20.6%, respectively, as a result of the deleverage realized from the comparable store sales decrease in the 2005 period. This was only somewhat offset by higher merchandise margins that are the result of a 270 basis point increase in initial markups, offset by increased markdowns that occurred during the quarter primarily due to a highly promotional strategy during two weeks of September to offset the negative impact of unseasonably warm weather on sales. When adjusted to remove the effects of the liquidation, gross margin as a percentage of net sales decreased 250 basis points in the third quarter of 2005 from 28.9% in the third quarter of 2004 resulting in $5.3 million in decreased gross margin dollars. This decrease is reflective of the deleverage of buying and occupancy costs discussed above, offset by slightly improved merchandise margins.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased to $27.2 million in the third quarter of 2005 from $28.9 million in the third quarter of 2004, however, SG&A increased as a percentage of net sales to 35.6% from 32.8%. The $1.6 million decrease was due to the $2.8 million of reorganization and liquidation charges incurred in the third quarter of 2004 primarily related to lease termination costs, severance, and other restructuring charges. Excluding liquidation effects, SG&A was up $1.2 million as compared to last year. This increase was primarily due to: (1) a $0.4 million increase in selling expenses, (2) a $0.6 million increase in fall sales promotion spending, (3) $0.3 million in other store expenses including uninsured losses incurred as a result of hurricane Katrina, (4) $0.3 million in increased field sales management expense, somewhat offset by (5) a $0.4 million decrease in general and administrative expense as compared to last year primarily related to a lower level of accrued incentive compensation and decreased administrative and other costs due to a lower average store count. In the first fiscal quarter of 2005, we began accruing for incentive bonuses quarterly based on our performance in that quarter relative to our annual incentive targets. In 2002 through 2004, we had not recorded incentive bonuses, if any, until the fourth quarter of any given year as a result of the significant annual operating losses incurred in those years. As a result of our restructuring activities over the past three years, we have concluded that we have a more predictable business, which allows us to better estimate probable bonus payments. However, in the third quarter, certain incentive bonuses previously accrued in the first and second quarter were reduced as a result of our operating performance in the third quarter.
     SG&A as a percentage of net sales, excluding liquidation and restructuring effects (which totaled $2.8 million in the third quarter of 2004) increased to 35.6%, compared to 29.6% for the third quarter of 2004. The increase in rate as a percentage of net sales reflects the decline in sales volume year-over-year.
     Depreciation and Amortization. Depreciation and amortization decreased to $3.3 million in the three months ended October 29, 2005, from $3.8 million in the comparable period last year, and remained flat as a percentage of net sales at 4.3%. The decrease of $0.5 million was primarily the result of a decrease in store depreciation due to a 5.3% decrease in average store count for the three months ended October 29, 2005 compared to 2004. The liquidation and restructuring effects had a minimal impact on depreciation and amortization in the third quarter of 2004.
     Operating Loss. As a result of the above, the operating loss was $10.3 million in the three months ended October 29, 2005, compared to a $7.1 million loss for the comparable period last year, or 13.5% of net sales in 2005 as compared to 8.1% of net sales in 2004. This decline was largely due to $5.3 million in lower gross margin dollars in 2005 as compared to the prior year due to the decreased sales volume, and $1.2 million in additional SG&A spending. These declines were offset by a $2.7 million decrease in operating loss related to the liquidation and restructuring activities and a $0.5 million decrease in depreciation expense in 2005 due to a lower asset base. Excluding the liquidation sales and restructuring charges, an operating loss of $10.3 million was reported in the third quarter of 2005 as compared to an operating loss of $4.4 million in the third quarter of 2004. This decrease reflects the lower gross margin performance and increased SG&A spending in the third quarter discussed above.
     Interest Expense. Net interest expense decreased to $0.9 million in 2005 from $1.4 million in 2004, due to the repurchase and repayment of our 11 1/4% Senior Notes in the second and third quarters of 2004, the prepayment of $5.0 million of the Term B promissory note in March 2005 and lower revolver borrowings in the current quarter as compared to the similar period last year. The liquidation and restructuring did not impact interest expense.
     Income Tax Benefit. We recorded an income tax provision of $0.4 million in the third quarter of 2005 relating primarily to alternative minimum taxes due for the tax year ended July 30, 2005. Due to sustained losses, which currently require the recording of a valuation allowance against potentially unrealizable net operating losses in future periods, there were no income tax benefits recorded in the third quarters of 2005 and 2004 related to the net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2004 Annual Report on Form 10-K.
     Net Loss. As a result of the above, the net loss for the three months ended October 29, 2005, was $11.7 million compared to a net loss of $8.5 million in the comparable period last year. The $3.2 million decrease in net loss over the prior year is primarily due to: (1) $5.3 million in decreased gross margin, (2) $1.2 million in additional SG&A spending, and (3) $0.4 million in increased tax provision, all discussed above. These decreases were somewhat offset by (1) a $2.7 million decrease in net loss related to the liquidation and restructuring activities, (2) a $0.5 million decrease in depreciation expense, and (3) a $0.4 million decrease in interest expense, all discussed above. Excluding the liquidation sales and restructuring charges, the net loss was $11.7 million for the third quarter of 2005 as compared to a net loss of $5.8 million for the third quarter of 2004.

RESULTS OF OPERATIONS FOR THE YEAR-TO-DATE PERIOD ENDED OCTOBER 29, 2005,
COMPARED TO THE YEAR-TO-DATE PERIOD ENDED OCTOBER 30, 2004
     Net Sales. Net sales decreased 9.1% to $219.1 million in the year-to-date period ended October 29, 2005, from $241.0 million in the comparable period last year. This decrease in net sales is primarily due to the fact that net sales for 2004 included approximately $20.8 million in liquidation sales recorded in the first quarter of 2004 resulting from the liquidation of 111 stores. See Note 4 to Consolidated Financial Statements, “Reorganization and partial store liquidation.” When adjusted to remove the liquidation sales, net sales decreased 0.5% from $220.2 million in the 2004 year-to-date period. This decrease reflects an average of 26 fewer stores operating in the current year-to-date period as compared to last year, somewhat offset by a comparable store sales increase of 3.1% for the nine months ended October 29, 2005, as compared to a 4.7% increase in the similar period last year.
     We opened seven stores and closed 13 stores in the year-to-date period ended October 29, 2005. In the comparable period last year we opened five stores and closed 12 stores (excluding the 111 liquidation stores).
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $23.6 million or 12.9% to $160.2 million for the year-to-date period ended October 29, 2005, as compared to $183.8 million in the similar period last year. This decrease was primarily driven by the lower sales volume due to the $20.8 million of liquidation sales in the first quarter of 2004. When adjusted to remove the liquidation effects, cost of goods sold, buying and occupancy costs decreased $6.5 million, or 3.9%, from $166.7 million as a result of $5.7 million in lower product and delivery costs, primarily due to a higher initial markup and a $0.8 million decrease in buying and occupancy costs. The lower buying and occupancy costs are reflective of a 5.7% decrease in average store count for the comparable year-to-date period, somewhat offset by a $0.6 million increase in delivery costs.
     Gross margin as a percent of net sales increased by 320 basis points to 26.9% in the first nine months of 2005 as compared to 23.7% in the similar period of 2004, primarily as a result of improved merchandise margins due to an 860 basis point improvement in initial markup offsetting $2.8 million in higher current period markdowns, as well as $2.2 million in increased buying and occupancy costs. Excluding the effects of the liquidation sales and restructuring charges, gross margin as a percent of net sales was 260 basis points higher than the 24.3% for year-to-date 2004. This improvement was the result of a 240 basis point improvement in merchandise margins and a $0.8 million decrease in buying and occupancy costs resulting in $5.5 million of increased gross margin dollars.
     Selling, General and Administrative Expenses. SG&A decreased to $76.6 million, down $14.0 million or 15.5%, from $90.6 million in the similar period last year. As a percent of net sales, 2005 year-to-date SG&A decreased to 35.0% as compared to 37.6% last year. The $14.0 million decrease was primarily due to: (1) $15.1 million of restructuring and liquidation charges incurred in the first nine months of 2004, primarily related to lease termination costs, asset write-offs related to store closings, severance, and other restructuring charges, and (2) a $1.4 million decrease in various department costs and administrative expenses due to lower average store count in the current year-to-date period as compared to the similar period last year. These decreases were somewhat offset by: (1) $0.3 million in increased selling expenses, (2) a $0.2 million increase in sales promotion spending, (3) a $0.4 million increase in e-commerce fulfillment expenses due to higher sales volume, (4) a $0.6 million increase in other store expenses, including $0.3 million in uninsured losses incurred as a result of hurricane Katrina, (5) a $0.4 million increase in field sales management expenses, and (6) a $0.6 million increase in general and administrative expenses primarily related to increased bonuses accrued through the first nine months of 2005 that were not accrued in 2004, partially offset by reduced spending on medical insurance claims and workers compensation expenditures due to lower store count. As previously discussed, in the first quarter of 2005 we began accruing incentive bonuses quarterly based on current performance relative to our annual incentive targets.
     SG&A as a percentage of net sales, excluding liquidation and restructuring effects (which totaled $15.1 million, or 72.8% of the year-to-date liquidation sales of $20.8 million) increased to 35.0% compared to 34.3% for the similar period last year. The year-to-date decrease in rate as a percentage of sales reflects our net $1.1 million increase in spending and the lower sales volume.
     Depreciation and Amortization. Depreciation and amortization decreased $15.7 million in the year-to-date period ended October 29, 2005 to $10.6 million, from $26.2 million in the comparable period last year, and as a percentage of net sales to 4.8% from 10.9%. The decrease was primarily the result of: (1) $13.7 million in accelerated depreciation recorded in the first nine months of 2004 related to the liquidation stores, (2) a $1.8 million decrease in store depreciation due to a 5.7% decrease in average store count year-to-date, and (3) a $0.2 million decrease in administrative depreciation and amortization. Excluding the effects of the liquidation and restructuring, depreciation and amortization decreased $2.0 million to $10.6 million from $12.6 million a year ago, or as a percentage of net sales, to 4.8% from 5.7%, respectively.

     Operating Loss. For the year-to-date period ended October 29, 2005, the operating loss was $28.2 million as compared to $59.6 million a year ago, or 12.9% of net sales in 2005 as compared to 24.7% of 2004 net sales. This improvement was primarily due to: (1) liquidation and restructuring costs of $25.1 million in 2004, (2) $5.5 million in improved gross margin dollars as compared to the prior year, and (3) $2.0 million in decreased depreciation and amortization expenditures in 2005. These improvements were somewhat offset by a $1.1 million increase in SG&A year-over-year. Excluding the liquidation sales and restructuring charges, the 2005 year-to-date operating loss of $28.2 million was $6.3 million less than the $34.5 million operating loss in the comparable period of 2004. The year-to-date improvement also reflects the restructuring and store closing initiatives, as well as the impact of our improved gross margin performance.
     Interest Expense. Net interest expense of $2.3 million year-to-date in 2005 decreased $3.8 million as compared to $6.1 million in 2004, due to the repurchase and repayment of our 11 1/4% Senior Notes in the second and third quarters of 2004, the prepayment of $5.0 million of the Term B promissory note in March 2005, and lower revolver borrowings in the third quarter of 2005 as compared to the similar period last year. In addition, during the first quarter of 2004 we wrote off $0.5 million of debt issuance costs related to the amended senior credit facility. The liquidation and restructuring did not impact year-to-date interest expense.
     Income Tax Benefit. Year-to-date, we recorded a net income tax benefit of approximately $1.0 million in 2005 primarily relating to the resolution of certain income tax contingencies previously accrued as a result of an Internal Revenue Service review of amended returns completed in our second quarter, offset by a current year provision primarily for alternative minimum taxes due for the tax year ended July 30, 2005. Due to sustained losses, which currently require the recording of a valuation allowance against potentially unrealizable net operating losses in future periods, there were no income tax benefits recorded in 2005 and 2004 related to the net operating losses incurred. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2004 Annual Report on Form 10-K.
     Net Loss. As a result of the above, the year-to-date net loss for the first nine months of 2005 was $29.5 million compared to a net loss of $65.7 million in the similar period last year. The $36.2 million improvement in net loss year-over-year is primarily due to: (1) a $25.1 million net loss relating to the 2004 liquidation and restructuring activities, (2) a $5.5 million improvement in gross margin, (3) a $2.0 million decrease in depreciation and amortization, (4) a $3.8 million decrease in interest expense, and (5) a $1.0 million tax benefit recorded in 2005. These improvements were somewhat offset by a $1.1 million increase in SG&A. Excluding the effects of the liquidation and restructuring activities, net loss was $29.5 million for the first nine months of 2005 as compared to $40.6 million in the comparable period in 2004.
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
     Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general economic conditions, including rising energy prices, customer shopping patterns, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our leather products, tend to decline during periods when disposable income is lower. The uncertain outlook in the United States’ economy has shifted consumer spending habits toward large discount retailers, which has decreased mall traffic, resulting in lower net sales on a quarterly and annual basis.
     Our ability to meet our debt service obligations depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any such refinancing or additional financing would be possible or could be obtained on terms that are favorable to us.
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
     As of October 29, 2005, we had borrowings of $13.0 million under the revolving portion of the senior credit facility and the Term B promissory note had a balance of $20.0 million, and we had $21.6 million in outstanding letters of credit.
     Through the third quarter of 2005, interest was payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.50%, or the prime rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the swing line portion of the revolver). Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the swing line portion of the revolver). The applicable rate will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. Interest is payable on the $25.0 million Term B promissory note at a variable rate equal to the prime rate plus 4%, plus an additional 2.75% payable pursuant to a separate letter agreement with General Electric Capital Corporation. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. With the completion of the Equity Financing in 2004 (See Note 9 to Consolidated Financial Statements, “Additional financing”) and subsequent repurchase and repayment of the 11 1/4% Senior Notes, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. We are allowed to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. A total of $5.0 million was prepaid on March 3, 2005. Prepayment of the Term B promissory note (other than the potential prepayment of an additional $5.0 million on or before February 28, 2006) is subject to a 0.5% prepayment fee if prepayment is made on or before January 31, 2006. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $15.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility. The Company has not determined if it will make an additional $5.0 million prepayment of the Term B promissory note on or before February 28, 2006.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At October 29, 2005, we were in compliance with all covenants related to the senior credit facility.
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
     On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share. See Note 9 to Consolidated Financial Statements, “Additional financing.” The Equity Financing closed on July 2, 2004, with gross proceeds of $35.0 million before offering costs. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. $30.6 million of the offering proceeds were used to repay our 11 1/4% Senior Notes. See Note 6 to Consolidated Financial Statements, “Long-term debt.” The remaining balance of these funds was used for general working capital purposes.
Cash flow analysis
     Operating Activities. Operating activities for the nine months ended October 29, 2005, used cash of $49.7 million compared to utilizing $59.8 million in the corresponding period of 2004.
     The $49.7 million of cash used by operating activities in 2005 was comprised primarily of: (1) a net loss from operations of $29.5 million, (2) a $36.9 million increase in inventories in preparation for the holiday selling season, (3) a $1.8 million increase in prepaid expenses and other current assets due to the timing of rent payments and other marketing expenses, (4) a $2.8 million increase in accounts receivable primarily related to receivables from certain of our vendors for the sale of raw leather and increased credit card receivables, and (5) a $2.1 million decrease in income taxes payable and other liabilities primarily as a result of the release of certain tax reserves.
     These uses of cash were somewhat offset by: (1) a $12.6 million increase in accounts payable and accrued expenses due to a $16.6 million increase in accounts payable resulting from the high volume of merchandise purchases made in preparation for the holiday selling season, as offset by a decrease in accrued expenses of $4.0 million, primarily related to a decrease in accrued payroll liabilities for bonuses and severance, and (2) $10.9 million in non-cash adjustments for depreciation, amortization and property and equipment impairment.
     The $59.8 million of cash used for operating activities in 2004 was comprised of: (1) a net loss from operations of $65.7 million (of which $25.1 million was related to charges for the liquidation and restructuring activities), (2) a $35.5 million increase in inventories, (3) a $4.0 million increase in prepaid expenses, and (4) a $5.0 million decrease in income taxes payable and other liabilities.
     These uses of cash were primarily offset by: (1) a $19.2 million increase in accounts payable and accrued expenses, (2) $29.5 million in non-cash adjustments for depreciation, amortization, asset write-offs, and restricted stock compensation expense, of which $13.7 million was related to the liquidation stores and restructuring activities, and (3) a $1.7 million decrease in accounts receivable.
     Investing Activities. Investing activities of $8.4 million for the nine months ended October 29, 2005, were comprised of $8.7 million in capital expenditures primarily for the renovation of and improvements to existing stores, including new store fixtures, scanner technology for store operations, and certain distribution center equipment, offset by $0.3 million in proceeds on the sale of property and equipment. For 2005, capital expenditures are capped by the senior credit facility at $10.0 million.
     Investing activities of $4.1 million for the nine months ended October 30, 2004, were comprised primarily of $4.3 million in capital expenditures used primarily for the construction of new stores and the renovation of and improvements to existing stores, offset by $0.2 million in proceeds on the sale of property and equipment.
     Financing Activities. Cash provided by financing activities for the nine months ended October 29, 2005, was $9.3 million and was comprised of $13.0 million in revolver borrowings, $0.7 million provided by checks written in excess of cash balance, and $0.6 million provided from the issuance of common stock primarily from the exercise of stock options, offset by $5.0 million used for pre-payment of a portion of the Term B promissory note.
     Cash provided by financing activities for the year-to-date period ended October 30, 2004, was $21.6 million comprised primarily of: (1) $32.4 million in net proceeds from the Equity Financing, (2) $18.0 million in revolver borrowings, (3) $3.6 million provided by checks written in excess of cash balance, offset by (4) $30.6 million used for payment of the 11 1/4% Senior Notes, (5) $0.6 million in reduced other borrowings, and (6) $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.
     Off-balance sheet arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
     Contractual obligations and commercial commitments
     We had $21.6 million of standby and documentary letters of credit outstanding at October 29, 2005. We also had a Term B promissory note for $20.0 million and $13.0 million outstanding on the revolving portion of our credit facility at October 29, 2005. These commitments are further discussed in the “Liquidity and capital resources” section of this Form 10-Q. We retired $30.6 million of the 11 1/4% Senior Notes in 2004. Otherwise, there are no known material commitments, other than store operating leases that we have committed to in the ordinary course of business.
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
     Recently issued accounting pronouncements
     See Note 2 to Consolidated Financial Statements, “Summary of significant accounting polices — New accounting pronouncements,” of the consolidated financial statements on page 10 of this report for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.
     Forward-looking statements
     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements, and relate to, among other things, expected results of operations and operating performance, capital needs, and demand for the Company’s products. Factors that could cause actual results to differ include: changes in customer shopping patterns, including the effect of unseasonably warm weather; competition in our markets; uncertainty in general economic conditions, including rising energy prices; our inability to effectively respond to changes in fashion trends and consumer demands; failure of results of operations to meet expectations of research analysts; our inability to grow the business as planned; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of our business; risks associated with our debt service; risks associated with estimates made by management based on our critical accounting policies; changes to financial accounting standards that may affect our results of operations; loss of key members of our senior management team; the sale into the market of the shares issued in our 2004 Equity Financing or issuable upon exercise of warrants delivered in connection with our Equity Financing; concentration of our common stock; volatility of the market price of our common stock; reliance on third parties for upgrading and maintaining our management information systems; war, acts of terrorism or the threat of either; interruption in the operation of our corporate offices and distribution center; and the sale into the market of our common stock by existing shareholders, including shares issuable upon exercise of outstanding vested options. For a further description of our risk factors, please see Exhibit 99.1 of our Form 10-Q filed with the SEC on September 7, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of October 29, 2005, we had borrowings of $13.0 million under the revolving portion of the credit facility, $20.0 million under the Term B promissory note, and $21.6 million in outstanding letters of credit.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In late September 2005, we became aware of a possible kickback scheme involving our General Manager — Asia and certain vendors. On October 4, 2005 the General Manager — Asia admitted that he had received kickbacks from certain vendors over a period of eight years aggregating nearly $4.0 million. The General Manager — Asia was terminated and our audit committee and outside auditors were informed of the acknowledged kickbacks and the termination. On October 14, 2005, our audit committee retained outside counsel, and outside counsel investigated the extent of the kickback scheme, whether other employees were involved in or had knowledge of the kickbacks or similar arrangements, and whether any violations of the Foreign Corrupt Practices Act had occurred in connection with the kickback arrangements.
     The investigation by outside counsel did not indicate that any employee other than the General Manager — Asia was involved in, or had previous knowledge of, the kickback scheme or similar arrangements or that there were any violations of the Foreign Corrupt Practices Act. The investigation also did not indicate that the magnitude of the kickbacks exceeded, or were less than, the nearly $4.0 million acknowledged by the former General Manager — Asia.
     Subsequent to his termination, the former General Manager — Asia paid us approximately $0.5 million. We have notified our insurance carrier of this issue and if we are able to receive any recovery from our insurance carrier, it will be recorded when it has been received. The acknowledged kickback arrangements have not had a material impact upon our previously issued financial statements.
     We are involved in various other legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first nine months of 2005.

ITEM 6. EXHIBITS

Exhibit
No	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (6)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Corporate Leadership Team Incentive Plan (as updated September 13, 2005). (9)	Incorporated by Reference

10.2	Amendment to Employment Agreement dated as of September 14, 2005 by and between Michael M. Searles and Wilsons The Leather Experts Inc. (9)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed with the Commission on September 19, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WILSONS THE LEATHER EXPERTS INC.

By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date: December 8, 2005

INDEX TO EXHIBITS

Exhibit
No	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (6)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Corporate Leadership Team Incentive Plan (as updated September 13, 2005). (9)	Incorporated by Reference

10.2	Amendment to Employment Agreement dated September 14, 2005 by and between Michael M. Searles and Wilsons The Leather Experts Inc. (9)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed with the Commission on September 19, 2005.