Form 10-K
period 2006-01-28
WILSONS THE LEATHER EXPERTS INC
filed 2006-04-12
CIK 1016607

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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
Common stock, $.01 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $135,794,536 based on the closing sale price for the common stock on the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Nasdaq National Market. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
     The number of shares outstanding of the registrant’s common stock, $.01 par value, was 39,105,652 at April 3, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the Annual Meeting of Shareholders to be held on June 1, 2006 (the “Proxy Statement”), which will be filed within 120 days after the registrant’s fiscal year ended January 28, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”). The Compensation Committee Report, the Audit Committee Report, and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Form 10-K.

WILSONS THE LEATHER EXPERTS INC.
FORM 10-K
For the fiscal year ended January 28, 2006

PART I
      When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies. Unless otherwise indicated, references to our fiscal year mean the year ended on the Saturday closest to January 31. The periods that will end or have ended on February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003, and February 2, 2002, are referred to herein as 2006, 2005, 2004, 2003, 2002, and 2001, respectively.

Item 1.	Business
Disclosure Regarding Forward-Looking Statements
      The information presented in this Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made and relate to, among other things, expected demand for our products, financing requirements, merchandising strategy, including our new store concept and wholesale business, capital expenditures, store operations, store openings and closings, new store internal rate of return and competition. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of our control, including those set forth under “—Risk Factors,” beginning on page 12 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under “—Risk Factors,” as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth under “—Risk Factors” in this section. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “may,” “will,” “project,” “should,” “continue” and similar expressions or the negative thereof, as they relate to us, are intended to identify such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
      We are the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multi-channel store locations are designed to target a broad customer base with a superior level of customer service. Through our international leather sourcing network and in-house design capabilities, we are able to consistently provide our customers with quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.
      As of January 28, 2006, we operated a total of 422 stores located in 45 states, including 298 mall stores, 110 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season, which totaled 118 in 2005. Operation of our temporary seasonal stores will be suspended in 2006 and for the foreseeable future, but may be reconsidered in the future. Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outletsm name, average approximately 4,000 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 700 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States.

Financial Strategy
      Our financial strategy for 2005 was to increase sales and margins by enhancing the productivity of our existing store base, to continue to strengthen our overall capital position by reducing our costs and working capital needs and to maintain an appropriate financial structure. To this end we focused our efforts on four areas: improving customer focus, enhancing merchandise offerings, executing more effectively at the store level and increasing margins. We employed aggressive in-store marketing strategies to drive foot traffic into our stores and implemented targeted promotional activities to ensure competitive pricing while maintaining acceptable margin levels. Our vertical sourcing structure allowed us to reduce costs with our suppliers, resulting in improvements in margins over the previous year. In addition, we continued to effectively manage expenses throughout our organization. New store growth has been and will continue to be limited as we analyze our store profitability on a market-by-market basis and work to close underperforming stores to minimize our financial risk. Our in-store experience improved in 2005, and executing at the store level, along with increased margins, allowed us to drive growth in our operating performance. However, these efforts did not drive sales to acceptable levels, as evidenced by a 2.9% decrease in comparable store sales for the year.
      In 2006, our main focus will be on creating a new model that will lead to consistent top-line performance while maintaining merchandise margins, cash position, the health of our balance sheet and a rational store count. This is a multi-year, multi-format strategy that includes initiatives intended to move Wilsons Leather into a stronger position as a company and a more relevant brand for the future. We believe the impact of our strategies will not be realized until after 2006.
      This strategy includes four key initiatives:
      Reengineer the Mall Stores. We plan to significantly reduce our dependency on our leather outerwear and apparel business by reducing the number of styles we offer in many of our outerwear and apparel categories while increasing our accessory penetration by offering a greater assortment of higher quality, higher fashion handbags at a wider range of price points. Our merchandise offering in our mall stores will be structured to reflect a barbell strategy. On one end, we will continue to offer our loyal customer value-priced product that has historically sold well. On the other end, we will seek to attract a new customer willing to pay more for the right merchandise by adding a level of fashion product in both outerwear and accessories at higher prices than we have previously carried. Our stores will be reorganized including a significant investment in new fixturing and signage, making them less dense and easier to shop. We expect these changes will be in our mall stores in fall of 2006.
      Revitalize the Outlet Division. We will be creating a new internal marketing package, including new store signage, that will allow the customer to better navigate our outlet stores and will infuse more opportunistic purchases from third-party vendors, as well as our traditional suppliers. We will also employ a different marketing package from that employed in our mall stores. Realignment of our corporate merchandising and store management structures will bring more focus and ownership to our outlet results.
      Planning the Launch of a New Store Concept. We are developing a new accessory store concept. We plan to close and totally redesign approximately five of our existing mall stores and reopen them as brand-new fashion accessory stores with a limited assortment of outerwear. This new store will serve a fashion savvy customer. Price points will be significantly higher than in our Wilsons Leather stores but well below a high-end designer price point. This will be a totally different store with a different name and will be a new venture for us. We have set a goal to open these stores in 2007.
      Develop a Wholesale Business. In 2006, we will be building a foundation upon which to become a wholesaler of licensed and branded leather products. We believe we are well positioned by virtue of our sourcing expertise to sell an array of leather products to other retailers. These will be retailers who either do not compete with us or are looking for us to supply categories of merchandise that we would not carry in our own stores. Because of our existing relationships with organizations like NASCAR and our rock and roll partners, we believe there is an opportunity to significantly increase our sales volume by developing products for sale to other retailers.

      During 2004 and 2003, we undertook the following actions in support of our overall financial strategy: (1) conducted a reorganization and partial store liquidation, and (2) obtained additional financing.
Reorganization and Partial Store Liquidation
      On January 22, 2004, we announced that we would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores—the “liquidation stores”) and eliminate approximately 950 store-related associate positions. We retained a third party liquidator and real estate firm to assist in this process. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location, and financial conditions within the market. In addition, we announced the elimination of approximately 70 positions at our corporate headquarters in Brooklyn Park, Minnesota and our distribution center in Las Vegas, Nevada and the closure of our distribution center in Las Vegas, Nevada.
      For these actions we incurred charges related to the restructuring and partial store liquidation of $27.4 million and $8.6 million during 2004 and 2003, respectively. These charges were primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, and other restructuring costs. In 2004, $17.4 million of these charges were recorded in selling, general and administrative expenses and $13.8 million of these charges were recorded in depreciation and amortization, and were partially offset by $3.8 million of gross margin earned on the liquidation sales. In 2003, $2.8 million of these charges were recorded in selling, general and administrative expenses and $2.3 million of these charges were recorded in depreciation and amortization, in addition to the $3.5 million gross margin loss realized on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed. As of October 30, 2004, we had successfully negotiated all of the lease terminations. The overall net cash outlay for the restructuring was slightly negative.
Additional Financing
      On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. On July 9, 2004, we repurchased $22.0 million of the 11 1/4% Senior Notes due August 15, 2004 (the “11 1/4% Senior Notes”) with proceeds from the Equity Financing and used $8.6 million of the proceeds from the Equity Financing to repay the balance of the 11 1/4 % Senior Notes at maturity. The balance of the proceeds has been used for general working capital purposes.
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
      Increase the Merchandising of Accessories. In 2006, we will change the merchandising within our mall stores as we continue to increase the penetration of our accessories business with an added emphasis on handbags. We plan to grow accessories penetration at least five points to over 40% of our net sales in the accessories category. To support our objective of generating demand and sales throughout the year, we will expand the accessories assortment in our stores. Our accessories business has proven to be less seasonal and has grown into the largest merchandise category of our business. We believe that further increasing our accessories business will offer us an opportunity to limit the risk inherent in our business and reduce our seasonality. We will offer a greater assortment of higher quality, higher fashion handbags in a wider range of price points.
      Grow Brand Recognition. Our goal is to promote the Wilsons Leather brand through a variety of in-store visual presentations in our national network of stores and our e-commerce site. Reflecting our strength as a mass-market retailer, we are expanding the power of the Wilsons Leather brand by focusing our marketing and merchandising on both classic and fashion-forward styles designed to reach a broader market. We will continue to market to our customers’ ages, fashion awareness, purchasing behavior, income levels, location, and ethnic backgrounds.
      Create a Brand for Our New Concept Stores. Our new fashion accessory stores, which we plan to open in 2007, will be operated under a totally new name. The new concept store will require a name and brand that will embody and attract the young, very fashion savvy customer that these stores will serve. We have researched the demographic of our target customer and are currently developing an identity for the new concept brand, as well as the look and feel of the new stores.
      Optimize Merchandise Assortment. We are continually evaluating our merchandise assortment to optimize our mix and price points. We utilize our outlet channel to more effectively clear mall merchandise in order to keep our mall stores fresh and up-to-date. In 2005, we concentrated on rebalancing our product offerings with more basic styles versus fashion. For 2006, we will balance our merchandise assortment within our mall stores between value-priced products for our traditional customer and a level of fashion products at higher price points for the new customer we will target.
      Target Core Customer Base. In our permanent stores, we target customers ages 18 to 37, and we work to ensure that our stores are assorted with the products they want. Our market research indicated that the median age of our high potential, high-volume core customer is 28 years of age. We are intensifying our efforts to improve our customer focus and rebuild consumer loyalty by delivering fashion-right leather merchandise that fits the lifestyle needs of our customers at prices they find attractive.
      Revitalize the Outlet Stores. In 2006, we plan to realign our own internal merchandising and store management structure, becoming better focused on execution and opportunities. In addition, we will be offering a marketing package different from our mall stores, which will allow our customers to better navigate our outlet stores.
      Capitalize on Worldwide Sourcing Network. We are able to leverage our worldwide sourcing network to benefit our stores. Our staff of in-house designers combines industry experience with the latest fashion trends to produce product lines that are both classic and fashion-forward. We have established strong relationships with suppliers globally and our design team works closely with our suppliers to ensure seamless development of leather styles, colors and finishes. We have a staff of approximately 40 professionals in China, Hong Kong, India and South Korea to ensure that our designs are manufactured quickly with consistent quality standards. We believe that our control of design and sourcing results in shorter lead times, reducing inventory requirements and fashion risk and permitting in-season reorders.
      Pursue Multiple Selling Channels. Our distribution network of multiple store formats allows us to specifically tailor our stores with a wide selection of merchandise at multiple price points and to optimize raw materials usage, inventory flow and sales across all channels. We operate our stores in malls, outlet centers and airports. We also sell through our e-commerce site, which experienced a 50.5% increase in sales in 2005. We believe the reengineering of our mall stores will provide a new look and feel and create a new level of excitement throughout our mall stores. Our outlet stores enable us to effectively manage inventories, drive year-round sales, extend our brand and build our customer base. We believe our new concept stores will provide us a vehicle to offer higher fashion, higher price point accessories to a younger, more fashion conscious customer. During 2006, we will also build the foundation on which to become a wholesaler of licensed and branded products. We will target retailers who either do not compete with us or who look for us to supply categories of merchandise that we would not carry in our own stores. Through the creative use of marketing and promotions, and our efforts to achieve optimal leather merchandise assortment in each of our selling channels, we believe we can successfully reach a broad customer base.

Product Design and Merchandising
      Our mission is to tailor our merchandising to a targeted customer base by offering a broad selection of quality merchandise at attractive prices. We currently offer approximately 5,000 styles of leather outerwear, accessories and apparel throughout our stores. The accessories consist primarily of handbags, briefcases, computer cases, gloves, wallets, planners and belts. Our merchandising staff, including buyers and designers, continually monitors emerging trends and changing consumer preferences and utilizes information provided by our customers to ensure that we maintain a consistent and up-to-date selection of products. To further minimize our inventory risk and maximize our sales performance, our merchandising team utilizes our flexible merchandise management information system to test new merchandise in many of our stores before making large commitments and purchase orders with our suppliers. In 2006, our merchandise offering in our mall stores will be structured to reflect a barbell strategy. On one end, we will continue to offer our loyal customer value-priced product that has historically sold well. On the other end, we will seek to attract a new customer willing to pay more for the right merchandise by adding a level of fashion product in both outerwear and accessories at higher prices than we have previously carried.
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
      Some key elements for merchandising our stores in 2006 include:

•	identifying customer lifestyle segments based on demographic factors such as age, fashion awareness, purchasing behavior, income, location, and ethnicity;

•	building strong brand recognition;

•	driving accessories growth through new styles designed to attract customers into our stores;

•	actively managing pricing to maintain value for our traditional customer base;

•	offering higher quality, higher fashion product at higher price points to attract a new customer to our mall stores; and

•	creating a new brand to target customers of our new store concept.
      We believe that the name and reputation of the Wilsons Leather brand assures customers they are purchasing quality and fashionable merchandise. Approximately 90.0% of the merchandise in our stores is designed and sold under our proprietary labels: primarily Wilsons Leathertm and in addition, M. Juliantm, Maxima® and Pelle Studio®. We also offer a limited selection of other designer brands such as Kenneth Cole®and Andrew Marc® in our stores to highlight the value of our proprietary labels.
      The following table sets forth the percentages of net sales by major merchandise category from 2003 to 2005:

	2005	2004	2003
Merchandise Category
Accessories	38.3%	35.6%	33.6%
Women’s apparel	30.0%	32.1%	33.1%
Men’s apparel	31.7%	32.3%	33.3%

Total	100.0%	100.0%	100.0%

Sourcing and Quality Assurance
      We believe that our extensive knowledge of the world’s leather markets is critical in mitigating price fluctuations in the cost of raw leather during times of high volatility. While we do not normally obtain possession of a significant level of raw material, we assist tanneries and factories in partnering, developing and sourcing raw material from all over the world, ensuring broad access to the marketplace. However, from time to time we purchase supplies of leather to take advantage of market opportunities to ensure reserves of quality materials at acceptable prices. Leather is primarily sourced in China, India, Italy and South Korea, with additional product sourced from South America, Australia and New Zealand. Our buying strategies, coupled with our expertise in leather development, enable us to purchase entire lots of leather and use varying grades of leather in different products, providing us with significant price advantages.
      Our sourcing infrastructure and strong relationships with our suppliers allow us to effectively control merchandise production without owning manufacturing facilities. Our designers and buyers work closely with our sourcing team to identify and develop leather styles, colors and finishes. We have a staff of approximately 40 professionals located in China, Hong Kong, India and South Korea who are primarily responsible for overseeing the production and quality assurance process in overseas factories and are supervised by the sourcing team at our corporate headquarters. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to our technical specifications, and providing technical assistance and quality assurance through inspection in the factories.
      Our merchandising department works closely with our overseas personnel to coordinate order fulfillment. We have consistently maintained our merchandise production cycle at approximately 90 days. We believe this production cycle allows us to better control our production needs and reorder faster-selling merchandise during our peak selling season. We believe that this strategy results in more effective and efficient inventory management and gives us the ability to manage production as the business climate changes, thus reducing our need for markdowns on merchandise at the end of our peak selling season.
      We have developed strong and long-standing relationships with our manufacturers and tanneries. In 2005, approximately 80.0% of our leather garments and accessories were manufactured by approximately 70 independently owned manufacturing facilities in China, Hong Kong, India and South Korea. Our relationships, coupled with our significant purchasing power, enable us to achieve economies of scale and ensure that we can consistently maintain our quality and obtain sufficient manufacturing capacity when needed.
Store Formats and Locations
      As of January 28, 2006, we operated 422 retail stores located in 45 states, including 298 mall stores, 110 outlet stores and 14 airport locations. We have regularly supplemented our permanent mall stores with temporary seasonal stores during our peak selling season. Between October 2005 and January 2006, we operated 118 seasonal stores. Operation of our temporary seasonal stores will be suspended in 2006 and for the foreseeable future, but may be reconsidered in the future.

      In addition, our e-commerce site at www.wilsonsleather.com offers leather outerwear, accessories and apparel, as well as company background and financial information.
      Store Locations as of January 28, 2006:

State	Mall	Outlet	Airport	Total

Alabama	1	1	—	2
Arkansas	1	—	—	1
Arizona	2	1	—	3
California	25	14	1	40
Colorado	6	3	—	9
Connecticut	6	1	—	7
Delaware	3	1	—	4
Florida	8	7	1	16
Georgia	9	5	3	17
Iowa	4	1	—	5
Idaho	1	—	—	1
Illinois	24	4	5	33
Indiana	8	2	—	10
Kansas	2	—	—	2
Kentucky	4	—	—	4
Louisiana	1	2	—	3
Massachusetts	10	2	—	12
Maryland	7	4	—	11
Maine	3	2	—	5
Michigan	17	3	—	20
Minnesota	13	3	1	17
Missouri	4	3	—	7
Mississippi	—	2	—	2
North Carolina	7	3	—	10
North Dakota	3	—	—	3
Nebraska	1	—	—	1
New Hampshire	4	2	—	6
New Jersey	8	3	—	11
New Mexico	2	1	—	3
Nevada	2	3	—	5
New York	20	5	—	25
Ohio	15	4	—	19
Oklahoma	3	—	—	3
Oregon	5	1	—	6
Pennsylvania	15	4	1	20
Rhode Island	1	—	—	1
South Carolina	—	4	—	4
South Dakota	2	—	—	2
Tennessee	7	4	—	11
Texas	14	5	—	19
Utah	1	1	1	3
Virginia	6	3	1	10
Washington	10	3	—	13
Wisconsin	12	3	—	15
West Virginia	1	—	—	1

GRAND TOTAL	298	110	14	422

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
      Our cross-functional review committee approves proposed store projects, including new sites and lease renewals. We periodically evaluate our stores to assess the needs for remodeling or the timing of possible closure based on economic factors. We use our knowledge of market areas and rely upon the familiarity of our name and our national reputation with landlords to enhance our ability to obtain prime store locations and negotiate favorable lease terms. In 2006, we plan to open approximately 11 stores and close approximately nine stores (primarily related to natural lease terminations).
      Our real estate, store planning and executive management teams analyze the performance and profitability of our stores and markets to assess the potential for new and replacement stores and to identify underperforming stores. We estimate that our average net initial investment is approximately $255,000 for our permanent mall stores and approximately $375,000 for our outlet stores, including inventory and capital investment and excluding any landlord compensation, which is recorded as deferred rent. In 2006, we expect new stores to generate a three-year internal rate of return of approximately 15% and have an average discounted cash payback period of two to three years. We cannot ensure that our future store openings, including our new store concept, will meet these expectations.

      The following chart highlights the number of stores, by format, opened or closed in each of the last three years:

	Mall	Outlet	Airport	Total

Store count as of February 1, 2003	483	110	25	618

Fiscal year ended January 31, 2004
Stores opened	6	11	—	17
Stores closed	(50)	(8)	(6)	(64)
Stores closed through liquidation	(105)	(6)	—	(111)

End of year count	334	107	19	460

Fiscal year ended January 29, 2005
Stores opened	3	2	—	5
Stores closed	(26)	—	(3)	(29)

End of year count	311	109	16	436

Fiscal year ended January 28, 2006
Stores opened	4	3	—	7
Stores closed	(17)	(2)	(2)	(21)

End of year count	298	110	14	422

      Mall Stores. We operated 298 permanent mall stores as of January 28, 2006, in 43 states. Our mall stores showcase a full range of leather outerwear, accessories and apparel primarily under our proprietary labels. These stores average approximately 2,600 total leased square feet and are located in all types of shopping malls, serving diverse demographics. A typical mall store will carry a selection of approximately 3,200 different styles of our merchandise.
      We have historically supplemented our permanent mall stores with temporary seasonal stores during our peak selling season. In 2005, we operated 116 seasonal mall stores. We do not intend to operate any temporary seasonal stores in 2006 or in the foreseeable future, but may reconsider if circumstances warrant.
      Outlet Stores. Our 110 outlet stores are located in 35 states and operate under the names Wilsons Leather Outletsm and The Wallet Works®. To maintain brand image, we generally locate outlet stores in large outlet centers in areas away from our permanent mall stores. Our Wilsons Leather Outletsm stores offer clearance items and special outlet-only merchandise as well as certain key in-season products. Wilsons Leather Outletsm stores average approximately 4,000 total leased square feet and generally carry approximately 5,000 styles of merchandise. Our Wallet Works® stores average 2,200 square feet and carry mainly accessories. We currently operate two Wallet Works® stores. We operated two seasonal outlet stores during 2005 and do not plan to operate any seasonal outlet stores in 2006 or the foreseeable future, but may reconsider if circumstances warrant.
      Airport Stores. Our 14 airport stores play a key role in growing our Wilsons Leather brand awareness and showcasing our products to millions of travelers who pass by our airport stores each year. These stores average approximately 700 total leased square feet and carry approximately 1,050 of our best-selling styles, primarily accessories.
      e-commerce. Our e-commerce site, www.wilsonsleather.com, offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. We are also using e-mail as a means of reaching out to our customers. Our e-commerce site features key in-season merchandise as well as promotional merchandise. In 2005, our e-commerce site achieved $6.3 million in on-line sales, which was a 50.5% increase over 2004. We plan to continue to invest prudently in the development and maintenance of our on-line presence, with the Internet serving as an additional shopping format for our customers, as well as a vehicle for building brand awareness. The administration and marketing of our e-commerce site is outsourced to a third party vendor who performs similar services for other specialty retailers.
      Store Operations. Our store operations are organized by region. Our mall and airport stores are divided into two regions, and our outlet stores comprise a third region, with each region subdivided into districts. Each district manager is responsible for anywhere from seven to 17 stores. Individual stores are staffed by a manager, an assistant manager and a complement of full-and part-time sales associates whose numbers fluctuate based upon expected and actual sales. A typical store manager has an average of over four years experience with our company. Store managers are responsible for hiring and associate training, sales and other operations including visual display and inventory control. All other aspects of store operations are administered centrally by our corporate offices.
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
      We regularly evaluate our customer service performance through on-line customer satisfaction surveys, direct surveys of customers who return merchandise and mall intercept surveys. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.
Distribution
      Merchandise for our stores is shipped directly from domestic merchandise vendors or overseas manufacturers to our distribution center located in Brooklyn Park, Minnesota or to a third-party distribution facility in Kent, Washington. We are party to a 15-year operating lease, with a five-year option to extend, for our 289,000 square-foot distribution center in Brooklyn Park, Minnesota that is equipped with automated garment-sorting equipment, automated accessory packing equipment, and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 20% of the merchandise received is immediately sent to our stores through cross-docking via the Kent distribution center, which allows for reduced logistics expense and improved speed to market. Additional merchandise is stored in our Brooklyn Park distribution center to replenish stores weekly with key styles and to build inventory for the peak holiday selling season. Through the integration of merchant and distribution systems, we are able to frequently replenish goods to ensure that our stores maintain an appropriate level of inventory. In addition, we are party to a three-year operating lease for a 45,600 square-foot distribution center in Maple Grove, Minnesota that we utilized in 2005 to support the distribution of merchandise to our seasonal stores. We anticipate leaving the Maple Grove facility upon its natural lease termination in August 2006, as we will not be operating seasonal stores in 2006 or the foreseeable future.
Marketing and Advertising
      Our marketing strategy is to position Wilsons Leather as the preferred retailer of quality leather products for our target customers, capitalizing on our position as the leading specialty retailer of leather outerwear, accessories and apparel in the United States. Through compelling fashion photo imagery in our stores and storefronts, the Wilsons Leather brand identity and current fashion trends are communicated to customers. Our airport stores showcase the Wilsons Leather brand to millions of travelers annually in some of the busiest airports in the United States. Our e-commerce site makes our merchandise more accessible to customers, increases brand awareness and facilitates cross-marketing efforts with our brick-and-mortar stores.

      We market to specific lifestyles and offer outerwear, accessories and apparel in styles ranging from classic to contemporary. Targeting customers between the ages of 18 and 37 is a key marketing initiative. Recent market research indicates that those consumers are high-potential, high-volume customers. In addition, we believe cross-channel brand marketing will be an important driver in our future success. By leveraging our various selling formats—malls, outlets, airports and our e-commerce site—we intend to strengthen Wilsons Leather in the marketplace as the fashion leather leader.
      Going forward, we will change the presentation of our mall stores as we increase our accessory offerings and decrease our outerwear categories. This will require a significant investment in new fixturing, making our stores less dense and easier to shop. We will change our signage and ticketing and improve our message with a cleaner and more attractive upscale look and feel.
      In addition, in 2007, we will begin marketing to another customer—one who is very fashion savvy. We will test a brand new fashion accessory store under a name totally different from Wilsons Leather. These stores will offer higher priced handbags and accessories with a limited outerwear selection.
      We have historically circulated freestanding inserts in various newspapers during our seasonal promotional periods. In 2006, based on customer research and demographics, we will evaluate several different forms of media promotion to better reach our target customers.
Licensing
      Our sales of licensed products are a growing component of our business. In the past three years we have entered into agreements with some of NASCAR’s top drivers for the license to produce a line of products including men’s and women’s fashion leather jackets, handbags and other accessories bearing the marks of these popular drivers. In 2005, we expanded our product offerings with the addition of a collection of rock and roll licensed merchandise through an agreement with Bravado International Group. This collection of men’s and women’s leather jackets, handbags and messenger bags includes vintage and classic styles that use original art files from successful and popular rock bands. All of these licensed products are currently sold through Wilsons Leather stores nationwide, as well as our e-commerce site. During 2006, we will seek to expand our ability to sell these and other licensed products through our wholesale channel as well. These license agreements have terms that expire from December 31, 2006 to December 31, 2007.
      Under these licensing agreements, we are generally required to achieve a minimum level of net sales, pay specified royalties and receive prior approval from the licensor as to all elements of the licensed merchandise we are to offer. We are also limited as to the selling channels we may use and are precluded from competing with certain licensor channels. The licensor generally maintains the right to terminate our license agreement if we fail to satisfy the specified requirements. Certain of our license agreements have provisions requiring minimum sales and related royalty commitments be met. As such, our ability to extend the term of our current license agreements may be dependent upon meeting minimum sales and/or royalty levels or complying with all other specified conditions of the agreement. Other matters may also affect our ability to renew existing licenses and there is no assurance that we will be able to renew our current license agreements when they expire.
      Licensed product net sales were $13.3 million, $9.4 million, and $5.1 million in 2005, 2004 and 2003, respectively. In 2006, we will continue to explore new licensing opportunities to expand our collection of licensed merchandise and broaden the markets that we serve. We anticipate that the sale of licensed products will be a significant component of the wholesale business we will develop in 2006.
Information Systems
      We continually assess and upgrade our information systems in an effort to better support our stores’ operations and administrative functions. Over the past several years, we have made considerable investments in improving our information systems, completing the replacement of major operating platforms in the functional areas of merchandising, finance, human resources, manufacturing and store point-of-sale and back-office systems. Most recently, in 2005 we implemented wireless handheld computers in all of our stores enabling faster and more accurate price checking and receiving. These systems provide all levels of our organization access to information, powerful analytical tools to improve our understanding of sales and operating trends and the flexibility needed to anticipate future business needs. We believe that our current systems, which are fully scalable to accommodate future growth, are adequate to meet our operational plans over the next several years.
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
Competition
      The retail leather outerwear, accessories and apparel industry is both highly competitive and fragmented. We believe that the principal bases upon which we compete are selection, style, quality, price, value, store location and service. We compete with a broad range of other retailers, including specialty retailers, department stores, mass merchandisers and discounters and other retailers of leather outerwear, accessories and apparel. We have found that we have different competitors during different times of the year. For example, our competition with department stores increases during the holiday gift giving season. Over the past few years, we have faced increased competition from department stores, mass merchandisers and discounters as they have significantly expanded into the leather outerwear category at promotional price points. While our prices are competitive and we believe our quality is superior, we lack the marketing leverage these parties can bring to bear during the fourth quarter when they promote leather outerwear.
Trademarks
      We conduct our business under various trade names, brand names, trademarks and service marks in the United States, including M. Juliantm, Maxima®, Pelle Studio®, Wilsons The Leather Expertstm, Tannery West®, Georgetown Leather Designtm, Wallet Works®, Wilsons Leathertm, Handcrafted by Wilsons The Leather Expertstm, and Vintage by Wilsons The Leather Expertstm.
Employees
      As of January 28, 2006, we had 3,700 associates working for our company. Of these, 270 were corporate office and distribution center associates, 3,240 were full-time, part-time, and seasonal associates in our permanent stores and 190 were seasonal associates in our seasonal stores. In 2005, during our peak selling season from October through January, we employed approximately 120 additional seasonal associates in our distribution center, approximately 2,000 additional seasonal associates in our permanent stores and 850 additional seasonal associates in our seasonal stores. We consider our relationships with our associates to be good. None of our associates are governed by collective bargaining agreements.
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

Item 1A.	Risk Factors
      The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer.

Changes in customer shopping patterns could harm our sales.
      Most of our stores are located in enclosed shopping malls and regional outlet centers. Our ability to sustain or increase the level of sales depends in part on the continued popularity of malls and outlet centers as shopping destinations and the ability of malls and outlet centers, tenants and other attractions to generate a high volume of customer traffic. Many factors beyond our control may decrease mall traffic, including, among other things, economic downturns, rising energy prices, the closing of anchor department stores, weather, concerns of terrorist attacks, construction and accessibility to strip malls or alternative shopping formats (such as catalogs, e-commerce or discount stores). Any changes in consumer preferences and shopping patterns could adversely affect our financial condition and operating results.

The high level of competition in our markets may lead to reduced sales and profits.
      The retail leather outerwear, accessories and apparel markets are highly competitive and fragmented. We compete with a broad range of other retailers, including other specialty retailers, department stores, mass merchandisers and discounters, many of which have greater financial and other resources. Increased competition may reduce sales, increase operating expenses, decrease profit margins and negatively affect our ability to obtain site locations, sales associates and other employees. With advances in technology and increased competition, the selling price of leather outerwear has decreased. As a result, today we have to sell almost two coats to register the same revenues we achieved ten years ago by selling one coat. During 2003 through 2005, we faced increased competition from department stores, mass merchandisers and discounters as they have significantly expanded into the leather outerwear category at promotional price points. There can be no assurance that we will be able to compete successfully in the future and, if we are unable to do so, our business, financial condition and operating results could be adversely affected.

Uncertainty in general economic conditions may lead to reduced consumer demand for our leather outerwear, accessories and apparel, and could adversely affect our business and liquidity.
      Meeting our future capital requirements depends on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others:

•	general economic conditions;

•	rising energy prices;

•	weather (including unseasonably warm weather during the fall and winter);

•	interest rates;

•	the availability of consumer credit;

•	continued hostilities in the Middle East and other significant national and international events; and

•	taxation and consumer confidence in future economic conditions.
      Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. Any uncertainties in the United States’ economic outlook can adversely affect consumer spending habits and mall traffic and result in lower than expected net sales on a quarterly and annual basis. Comparable store sales decreased 2.9% in 2005, and were down 10.0% in the fourth quarter of 2005 due to a lower than anticipated sales volume during the holiday selling season.
      Increased energy prices put additional pressure on consumer purchases of discretionary items, which could adversely affect our net sales. In addition, these higher energy costs may have the potential to increase our shipping and delivery costs and could adversely affect our merchandise margins if we are unable to pass these costs on to our customers.

Our growth is dependent on strengthening our existing stores and strategy development.
      Our ability to grow our existing brands and develop or identify new growth opportunities, including our new store concept and wholesale business, depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives. Our growth over the next several years also depends on establishing and maintaining increased sales and profitability in existing sites. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations.

We may not be able to implement our new store concept or wholesale business effectively, and we cannot assure that the new store concept or wholesale business will warrant additional growth or gain market acceptance.
      We are currently developing a new store concept, which we plan to open in 2007, to provide us a vehicle to offer higher fashion, higher price accessories to a younger, more fashion conscious consumer. We are also developing a wholesale business to supply licensed and branded products to other retailers. This new store concept and new wholesale business are unproven and still in the early stages of development. Competitive circumstances and consumer characteristics in new markets served by the new store concept or wholesale business may differ substantially from those in the markets in which we have substantial experience. While we believe that the new concept and wholesale business may have the potential for expansion, there can be no assurance that we will achieve results that will cause us to open new concept stores or expand the wholesale business or that we will be able to profitably operate either the new store concept or wholesale business.

Our comparable store sales declined during 2005, 2003 and 2002.
      Our comparable store sales decreased by 2.9% in 2005, with a 10.0% decrease in the fourth quarter. Comparable store sales declined 6.8% and 7.0% in 2003 and 2002, respectively. Comparable store sales for 2004 increased nominally by 0.6%. Our comparable store sales are affected by a variety of factors, including:

•	general economic conditions and, in particular, the retail sales environment;

•	consumer shopping preferences;

•	actions by competitors or mall anchor tenants;

•	weather conditions;

•	fashion trends;

•	changes in our merchandise mix;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	maintaining appropriate inventory levels;

•	calendar shifts of seasonal periods; and

•	timing of promotional events.
      A continued inability to generate comparable store sales increases in the future would erode operating margins if we were unable to implement additional cost reductions and could have a material adverse effect on our business, financial condition and results of operations.

Unseasonably warm weather, particularly during the fall and winter, has in the past and may in the future negatively effect our sales performance.
      Unseasonably warm weather during the fall and winter season has negatively impacted our comparable store sales and total net sales performance. Continued warm weather trends in the future may have a material adverse effect on our business, financial condition and results of operations.

Our inability to effectively respond to changes in fashion trends and consumer demands could adversely affect our sales.
      Our success depends on our ability to identify fashion and product trends as well as our ability to anticipate, gauge and react swiftly to changes in consumer demand. Our products must remain appealing for a broad range of consumers with diverse and changing preferences; however, our orders for products must be placed in advance of customer purchases. We cannot be certain that we will be able to identify new fashion trends and adjust our product mix in a timely manner. If we misjudge market preferences, we may be faced with significant excess inventories for some products and missed opportunities for other products. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventories. In addition, consumer sentiment toward and demand for leather may change and we may not be able to react to any such changes effectively or at all. There can be no assurance that demand for our leather products will not decline as a result of negative publicity regarding certain diseases that may affect the supply of hides used to make leather products such as mad cow and hoof-and-mouth disease. If we are unable to anticipate, gauge and respond to changes in demand or if we misjudge fashion trends, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to grow our business as planned.
      Our long-term operating results will depend, in part, on our ability to successfully open new stores, effectively manage our existing business by revitalizing our mall and outlet stores, and develop our new concept stores. Our ability to grow our business will be limited, however, if we are unable to improve the sales performance and productivity of our existing stores. Our future growth will also depend on our ability to:

•	anticipate fashion trends and design products, merchandise stores, manage inventory levels and take timely and necessary markdowns in response to such trends;

•	introduce and expand new selling concepts;

•	develop and maintain a profitable wholesale business;

•	identify, negotiate leases for and open stores in suitable locations on a profitable and timely basis;

•	ensure the availability of and obtain the necessary capital to operate our business;

•	consolidate and upgrade our distribution centers and information systems in an efficient and timely manner; and

•	hire, train and retain qualified personnel, including management executives and hourly sales associates.
      We cannot assure you that we will be able to achieve all or any of these objectives.

A decrease in the availability of leather or an increase in its price could harm our business.
      The purchase of leather comprised approximately 55.2%, 56.1% and 59.5% of our costs of goods sold for leather apparel and 47.8%, 47.6%, and 47.5% of the costs of goods sold for accessories in 2005, 2004 and 2003, respectively. A number of factors affect the price of leather, including the demand for leather in the shoe, furniture and automobile upholstery industries. In addition, leather supply is influenced by worldwide meat consumption and the availability of hides. Fluctuations in leather supply and pricing, which can be significant, may have a material adverse effect on our business, financial condition and results of operations.

We could have difficulty obtaining merchandise from our foreign suppliers.
      We import our leather garments and accessories from independent foreign contract manufacturers located primarily in China and India. We do not have long-term contracts or formal supply arrangements with our contract manufacturers. In 2005, approximately 80.0% of our leather garments and accessories contracted for manufacture were purchased from foreign suppliers, with approximately 70.0% purchased from China and 8.0% purchased from India. Trade relations with China and India have, in the past, been unstable. If trade relations with these countries or any other country from which we source goods deteriorate, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise. Further, we cannot predict whether any of the countries in which our products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States government, including the likelihood, type or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to source products will occur. In addition, it will take time for us to transition our sourcing to other countries. Certain other risks related to foreign sourcing include:

•	transportation delays and interruptions, including delays relating to labor disputes;

•	economic and political instability;

•	restrictive actions by foreign governments;

•	trade and foreign tax laws;

•	fluctuations in currency exchange rates and restrictions on the transfer of funds; and

•	the possibility of boycotts or other actions prompted by domestic concerns regarding foreign labor practices or other conditions beyond our control.
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
      Since our leather outerwear and apparel products are most often purchased during the holiday season, we experience substantial fluctuations in our sales and profitability. We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 52.5% of our annual net sales in that time period in 2005, and 27.7% in December alone. Because our profitability, if any, is historically derived in the fourth quarter, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through January.
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

Our inability to renew existing licensing agreements and/or to enter into new relationships could negatively impact our sales.
      Our sales from licensing agreements are a growing component of our business. Net sales of licensed products were $13.3 million, $9.4 million and $5.1 million in 2005, 2004 and 2003, respectively. Under these licensing agreements we are generally required to achieve a minimum level of net sales, pay specified royalties and receive prior approval from the licensor as to all elements of the licensed merchandise we are to offer. We are also limited as to the selling channels we may use and are precluded from competing with certain licensor channels. The licensor generally maintains the right to terminate our license agreement if we fail to satisfy the specified requirements. Certain of our license agreements have provisions requiring us to meet minimum sales and related royalty commitments. There can be no assurance that we will be able to accomplish the following, any of which could have an adverse effect on our business, financial condition and results of operations:

•	achieve net sales sufficient to cover specified minimum royalty payments that may be required under existing agreements;

•	successfully negotiate renewal of agreements when they expire;

•	obtain the ability to sell through additional selling channels, including wholesale; and

•	enter into new licensing agreements with other parties.

The public sale of our common stock issued pursuant to our employee benefit plans or the sale into the market of the shares issued in our Equity Financing or issuable upon exercise of the warrants delivered in connection with our Equity Financing could decrease the price of our common stock or make it more difficult to obtain additional financing in the future.
      As of January 28, 2006, 1,214,070 shares were subject to issuance upon the exercise of vested stock options previously granted by us, all of which would be freely tradable if issued, subject to compliance with Rule 144 in the case of our affiliates. In addition, 1,823,295 shares of our common stock have been reserved for issuance pursuant to our employee benefit plans. In connection with the Equity Financing completed on July 2, 2004, we issued 17,948,718 shares of our common stock and warrants to purchase four million shares of our common stock, subject to certain adjustments, to three institutional investors. The market price of our common stock could decline as a result of market sales of such shares of common stock or the perception that such sales will occur. Such sales or the perception that such sales might occur also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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
      The failure to comply with the covenants and restrictions contained in the senior credit facility could, if not cured or waived, result in a default permitting the senior lenders to accelerate payment of indebtedness (including letters of credit and the Term B promissory note) under the senior credit facility and allow them to pursue other remedies (including foreclosing their liens on our assets). As of January 28, 2006, and the date of this report, we were in compliance with all of our covenants related to the senior credit facility.
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
      Our management must select and apply many of these accounting policies and methods so that they not only comply with U.S. generally accepted accounting principles, but they also reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1, “Summary of significant accounting policies,” to our consolidated financial statements describes our significant accounting policies.
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
      For more information, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.
      We prepare our financial statements to conform with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in those principles could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R” or the “Statement,”) Share-Based Payment. This Statement requires that, beginning in our first quarter of 2006, we must record a charge to earnings for employee stock option grants and other equity incentives. We cannot precisely determine the impact this will have on earnings. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

Loss of key members of our senior management team could adversely affect our business.
      Our success depends largely on the efforts and abilities of our current senior management team. The loss of service of any of these persons could adversely affect our business. We do not maintain key-man life insurance on any members of our senior management team.

Ownership of our common stock is concentrated.
      R. Ted Weschler, one of our directors, is the sole managing member of the investment manager of Peninsula Investment Partners, L.P. (“Peninsula”). Peninsula beneficially owned, in the aggregate, 43.7% of our common stock as of April 3, 2006. Peninsula voting alone would be able to exert significant influence over our business and affairs, including:

•	the election of individuals to our board of directors;

•	the adoption of amendments to our Amended and Restated Articles of Incorporation; and

•	the approval of certain mergers, additional financing, sales of assets and other business acquisitions or dispositions.
      In addition, the ownership concentration of our stock may limit liquidity and cause shareholders to experience fluctuations when selling large blocks of our stock.

The market price for our common stock may be volatile.
      Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of:

•	any future sales of our common stock or other securities;

•	a decline in any month or quarter of our sales or earnings;

•	a decline in any month or quarter of comparable store sales;

•	a deviation in our revenues, earnings or comparable store sales from levels expected by securities analysts;

•	changes in financial estimates by securities analysts; or

•	changes in market valuations of other companies in the same or similar markets.
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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      As of January 28, 2006, we operated 422 leased store locations. Substantially all of our stores were located in shopping malls, outlet malls or airport retail locations. Store leases with third parties are typically five to ten years in duration. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs.
      We are party to a 15-year operating lease, with a five-year option to extend, for a 289,000 square-foot distribution center and 69,000 square-foot corporate office space located in Brooklyn Park, Minnesota. In addition, we are party to a three-year operating lease for a 45,600 square-foot distribution center in Maple Grove, Minnesota that we utilized in fiscal 2005 to support the distribution of merchandise to our seasonal stores. We anticipate leaving the Maple Grove, Minnesota facility upon its natural lease termination in August 2006.

Item 3.	Legal Proceedings
      We are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 4A.	Executive Officers of the Registrant
      The following table sets forth certain information concerning our executive officers as of April 3, 2006:

Name	Age	Position

Michael M. Searles	57	Chairman and Chief Executive Officer
Stacy A. Kruse	46	Chief Financial Officer and Treasurer
M. Adam Boucher	44	Vice President, Store Sales and Real Estate
Megan L. Featherston	38	Chief Merchandising Officer
Betty A. Goff	49	Vice President, Human Resources
William S. Hutchison	33	Vice President, Sourcing
Jeffrey W. Orton	50	Chief Information Officer and Vice President, Logistics

      Michael M. Searles has served as our Chief Executive Officer since December 2004 and as Chairman and Chief Executive Officer since February 2005. Prior to joining Wilsons Leather, Mr. Searles had been in private retail consulting from 2002 to November 2004. He served as Chairman of the Board and Chief Executive Officer of Factory 2-U Stores, Inc., an off-price apparel and home products retailer, from 1998 to 2002. Factory 2-U Stores, Inc. filed for Chapter 11 bankruptcy in January 2004. Mr. Searles served in various positions at Montgomery Ward, a full-line department store chain, from 1996 to 1997, most recently as President, Merchandising and Marketing. Mr. Searles was President of Women’s Specialty Retail Group (formerly, the Casual Corner Group), then a division of United States Shoe Corporation, a manufacturing and retail apparel and footwear company, from 1993 to 1995. Mr. Searles also served as President of Kids “R” Us, a leading retailer of toys, baby products and children’s apparel from 1984 to 1993.
      Stacy A. Kruse has served as our Chief Financial Officer and Treasurer since January 2006 and our Vice President Finance and Treasurer since August 2004 and served as our Director of Finance and Treasurer from April 2003 to August 2004, and Director of Business Planning & Analysis and Treasurer from June 2001 to March 2003. Prior to joining Wilsons Leather, Ms. Kruse was Director of Finance (Information Services and Business Operations) at US Bancorp, a financial services company, from 1999 to 2001 and held various positions at Carlson Marketing Group, a marketing services company, from 1995 to 1999, most recently as Director of Operations (Loyalty Division) from 1996 to 1999.
      M. Adam Boucher has served as our Vice President responsible for store sales and real estate since January 2006 and served as our Vice President, Store Sales from August 2005 to December 2005. Prior to joining Wilsons Leather, Mr. Boucher held various retail stores and corporate development positions at Payless ShoeSource, a specialty family footwear retailer, from 1988 to 2005, most recently as Vice President, Retail Operations Eastern Zone from 2004 to 2005.
      Megan L. Featherston has served as our Chief Merchandising Officer since March 2006. Prior to joining Wilsons Leather, Ms. Featherston served as Vice President Merchandising for Michaels Stores, Inc., a specialty retailer of arts and crafts materials from October 2005 to March 2006. In addition, Ms. Featherston held various merchandising positions at Payless ShoeSource, a specialty family footwear retailer, from 1990 to 2005, most recently as Vice President, Divisional Merchandise Manager -Accessories from 2004 to 2005.
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
      William S. Hutchison has served as our Vice President responsible for sourcing and wholesale since October 2005 and served as our Divisional Merchandise Manager—Men’s from February 2001 to September 2005. Prior to joining Wilsons Leather, Mr. Hutchison held various merchandising positions with Dillard’s Department Stores, Inc. from 1995 to 2001, most recently as Product Development, Brand Manager from 1999 to 2001.
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
Market Information
      Our common stock, $.01 par value, trades on the Nasdaq National Market under the symbol WLSN. The closing price of our common stock on April 3, 2006, was $3.82. The following table presents the high and low market prices from February 1, 2004 through January 28, 2006.

Quarterly Common Stock Price Ranges

Fiscal quarter ended	High	Low

May 1, 2004	$3.50	$2.13
July 31, 2004	$4.95	$2.23
October 30, 2004	$6.66	$4.71
January 29, 2005	$5.73	$3.13

April 30, 2005	$5.60	$2.62
July 30, 2005	$7.20	$4.80
October 29, 2005	$7.26	$4.97
January 28, 2006	$5.03	$3.04
      There were 71 record holders of our common stock as of April 3, 2006.
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
      We did not purchase any shares of our common stock during the fourth quarter of 2005.

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
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
(In thousands except per share amounts and operating data)

	For the years ended

	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003(1)	2002(1)(2)

Statement of Operations Data:
Net sales	$397,986	$441,071	$521,025	$571,547	$598,299
Gross margin	139,232	141,358	147,111	169,753	196,808
Operating income (loss)	12,282	(18,512)	(25,920)	(13,603)	22,511
Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	9,126	(25,939)	(36,788)	(23,856)	12,927
Provision (benefit) for income taxes	(3,086)	(2,183)	(3,205)	(9,543)	5,171

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	12,212	(23,756)	(33,583)	(14,313)	7,756
Income (loss) from discontinued operations, net of tax	—	173	—	(42,014)	(22,093)
Cumulative effect of a change in accounting principle, net of tax(3)	—	—	—	(24,567)	—

Net income (loss)	$12,212	$(23,583)	$(33,583)	$(80,894)	$(14,337)

Basic income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.31	$(0.76)	$(1.64)	$(0.71)	$0.45
Income (loss) from discontinued operations	—	0.01	—	(2.10)	(1.28)
Cumulative effect of a change in accounting principle	—	—	—	(1.22)	—

Basic income (loss) per share	$0.31	$(0.75)	$(1.64)	$(4.03)	$(0.83)

Diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.30	$(0.76)	$(1.64)	$(0.71)	$0.45
Income (loss) from discontinued operations	—	0.01	—	(2.10)	(1.28)
Cumulative effect of a change in accounting principle	—	—	—	(1.22)	—

Diluted income (loss) per share	$0.30	$(0.75)	$(1.64)	$(4.03)	$(0.83)

Weighted average common shares outstanding:
Basic	38,994	31,275	20,528	20,053	17,172
Diluted	40,767	31,275	20,528	20,053	17,172

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA— (Continued)
(In thousands except per share amounts and operating data)

	For the years ended

	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003(1)	2002(1)(2)

Selected Operating Data:
Number of permanent stores open at end of period(4)	422	436	460	618	619
Change in comparable store sales(4)(5)	(2.9)%	0.6%	(6.8)%	(7.0)%	(12.1)%
Net sales per square foot for stores open entire period(4)	$381	$395	$377	$380	$415
Total selling square footage at end of period (4) (in thousands)	970	1,004	1,052	1,377	1,359
Peak number of seasonal stores during period	118	102	229	284	281

	At year ended

	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003(1)	2002(1)(2)

Balance Sheet Data:
Working capital	$102,878	$86,221	$61,847	$107,096	$101,002
Inventories	85,645	86,059	89,298	118,701	92,940
Total assets	179,868	188,580	215,765	259,303	346,908
Total debt (short and long-term)	20,000	25,000	56,189	55,740	55,590
Shareholders’ equity	108,054	95,107	85,354	117,228	184,495

(1)	Includes a charge to operations, before tax, of $1.0 million and $5.4 million in 2002 and 2001, respectively, resulting from the impairment of property and equipment.

(2)	Reclassified for the presentation of discontinued operations for the Travel Subsidiaries.

(3)	Includes a charge to operations, net of tax, of $24.6 million resulting from the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets.

(4)	The figures for January 31, 2004, exclude the 111 liquidation stores.

(5)	A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.
Executive Overview
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
      At January 28, 2006, we operated 422 stores located in 45 states, including 298 mall stores, 110 outlet stores and 14 airport locations. We also operated 118 temporary seasonal stores during 2005. Operation of our temporary seasonal stores will be suspended in 2006 and for the foreseeable future, but may be reconsidered in the future.
      We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 52.5% of our annual sales in that time period in 2005, and 27.7% in December alone. As part of our strategy to improve operating margins and maximize revenue and profitability during non-peak selling seasons, we have increased the number of outlet locations since 2000, which are less seasonal, and modified our product mix to emphasize accessories. In addition, our continued focus on accessory penetration has resulted in accessory sales growth as a percentage of our total sales to 38.3% in 2005 from 35.6% in 2004 and 33.6% in 2003.
      Comparable store sales decreased 2.9% in 2005, increased 0.6% in 2004 and decreased 6.8% in 2003. A store is included in the comparable store sales calculation after it has been open and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year. The 111 liquidation stores are not included in comparable store sales for the month of January 2004 in fiscal 2003 and all of fiscal 2004. Income from continuing operations as a percentage of sales was 3.1% for 2005 and a loss of (5.4%) and (6.4%) in 2004, and 2003, respectively.

      The following table contains selected information for each of our store formats for 2005.

		Comparable		Sales per
	Sales	Store Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$225.8	(2.5)%	2,000	$367.1
Outlet stores	134.7	(4.3)%	3,300	378.4
Airport stores	12.9	4.1%	600	1,437.7
E-commerce	6.3	—	—	—
Seasonal	18.3	—	—	—

Total	$398.0

      The following table contains selected information for each of our store formats for 2004.

		Comparable		Sales per
	Sales	Store Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$246.3	(0.3)%	2,000	$387.5
Outlet stores	139.0	2.0%	3,300	378.4
Airport stores	13.6	4.6%	700	1,649.5
E-commerce	4.2	—	—	—
Seasonal	17.2	—	—	—
Liquidation	20.8	—	—	—

Total	$441.1

      The following table contains selected information for each of our store formats for 2003.

		Comparable		Sales per
	Sales	Store Sales	Average Size	Square Foot(1)

	(in millions)		(in selling
			square feet)
Mall stores	$327.0	(10.1)%	2,100	$364.7
Outlet stores	137.0	3.7%	3,300	372.6
Airport stores	16.1	(7.1)%	700	1,114.8
E-commerce	4.5	—	—	—
Seasonal	33.1	—	—	—
Liquidation	3.3	—	—	—

Total	$521.0

(1)	Sales per square foot is defined as net sales for stores open a full 12 months divided by total selling square feet for stores open a full 12 months.
      Our financial goals for fiscal 2005 included increasing sales and margins by enhancing the productivity of our existing store base, continued strengthening of our overall capital position and maintaining an appropriate financial structure.
      While our 2005 top-line performance was not as anticipated, with comparable store sales down 2.9%, we believe we succeeded in our other goals. Gross margin as a percent of net sales was up 300 basis points to 35.0% as compared to 32.0% last year. We accessed our revolving credit facility later in the year than we ever have and our peak revolver borrowings were at historic lows. We had a net reduction of 14 stores in 2005, as we continued to analyze store profitability and worked to close underperforming stores to minimize our financial risk.

      In addition, in support of our overall financial strategy, during 2004 and 2003 we conducted a reorganization and partial store liquidation and obtained additional financing. See “Business—Reorganization and Partial Store Liquidation” and “—Additional Financing.”
      In 2006, our focus will be on creating a new model that will lead to consistent top-line performance. To this end we are pursuing four initiatives:

•	reengineering our Wilsons Leather mall stores with greater accessory penetration, migration to a product mix with higher price points, introduction of new signage, product ticketing and store set-ups giving our mall stores a fresh and clean look that is easier to shop;

•	revitalizing our outlet division with marketing packages differentiated from our mall stores and improved merchandising within the outlet stores;

•	planning the launch of a new store concept in 2007 concentrating on mid-to-higher-end accessory offerings with a limited assortment of outerwear; and

•	laying the foundation for a future wholesale business to sell proprietary licensed and branded leather products in geographies and product categories outside our current markets and product mix.
      This is a multi-year, multi-format strategy intended to move Wilsons Leather into a stronger position as a company and a more relevant brand for the future. We believe the impact of our strategies will not be realized until after 2006.
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

Inventories
      We value our inventories, which consist primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method using the last-in, first-out (“LIFO”) basis. As of January 28, 2006, and January 29, 2005, the LIFO cost of inventories approximated the first-in, first-out (“FIFO”) cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Management evaluates several factors related to valuing inventories at the lower of cost or market such as anticipated consumer demand, fashion trends, expected permanent retail markdowns, the aging of inventories, and class or type of inventories. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Property and Equipment Impairment
      Our property and equipment consists principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in our consolidated balance sheets in our consolidated financial statements. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is 10 years. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. We review long-lived assets for impairment whenever events, such as decisions to close a store or changes in circumstances, indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize an impairment loss for a particular market of stores equal to the excess of the carrying value of the asset and its fair value, which is determined by a discounted future cash flow analysis using a risk-adjusted rate of return. Based on our impairment testing, we did not record an impairment charge in 2005, 2004 or 2003. In addition, decisions to close stores during the year have and will result in accelerated depreciation over the revised useful life of those store assets. Most store closures (excluding the 111 liquidation stores closed in 2004) occur upon the lease expiration.
Results of Operations
      Overview
      In evaluating our financial performance and operating trends, management considers information concerning our operating income (loss), net income (loss), basic and diluted income (loss) per share and certain other information before liquidation and restructuring costs that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). See Note 2, “Reorganization and partial store liquidation,” to our consolidated financial statements beginning on page F-13 of this report. A reconciliation of these non-GAAP financial measures to GAAP numbers for the year-to-date periods ended January 29, 2005, and January 31, 2004, is included in the tables below. We believe that the non-GAAP numbers calculated before liquidation and restructuring costs provide a useful analysis of our ongoing operating trends and are useful in comparing operating performance period to period. We evaluated these non-GAAP numbers calculated before liquidation and restructuring costs on a quarterly basis in order to measure and understand our ongoing operating trends. Our management incentive bonuses for 2004 were based on an earnings before tax measure calculated before liquidation and restructuring costs.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the year ended January 29, 2005
(In thousands, except per share amounts)
(Unaudited)

		Liquidation,	For the year
	For the year	Restructuring	ended
	ended January 29,	and Other	January 29,
	2005—as reported	Charges(1)	2005— adjusted

NET SALES	$441,071	$20,778	$420,293
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	299,713	16,944	282,769

Gross margin	141,358	3,834	137,524
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	129,240	17,442	111,798
DEPRECIATION AND AMORTIZATION	30,630	13,780	16,850

Operating income (loss)	(18,512)	(27,388)	8,876
INTEREST EXPENSE, net	7,427	—	7,427

Income (loss) from continuing operations before income taxes	(25,939)	(27,388)	1,449
INCOME TAX BENEFIT	(2,183)	—	(2,183)

Income (loss) from continuing operations	(23,756)	(27,388)	3,632
INCOME FROM DISCONTINUED OPERATIONS, net of tax	173	—	173

Net income (loss)	$(23,583)	$(27,388)	$3,805

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.76)	$(0.87)	$0.11
Income (loss) from discontinued operations	0.01	—	0.01

Basic income (loss) per share	$(0.75)	$(0.87)	$0.12

Basic weighted average shares outstanding	31,275	—	31,275

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.76)	$(0.85)	$0.11
Income (loss) from discontinued operations	0.01	—	0.01

Diluted income (loss) per share	$(0.75)	$(0.85)	$0.12

Diluted weighted average shares outstanding	31,275	—	32,057

(1)	Includes $27.4 million related to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, accelerated depreciation, fixed asset write-offs, lease termination costs related to store closings, severance, and other restructuring charges.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the year ended January 31, 2004
(In thousands, except per share amounts)
(Unaudited)

		Liquidation,	For the year
	For the year	Restructuring	ended
	ended January 31,	and Other	January 31,
	2004—as reported	Charges(1)	2004—adjusted

NET SALES	$521,025	$3,290	$517,735
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	373,914	6,806	367,108

Gross margin	147,111	(3,516)	150,627
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	150,678	2,805	147,873
DEPRECIATION AND AMORTIZATION	22,353	2,278	20,075

Operating loss	(25,920)	(8,599)	(17,321)
INTEREST EXPENSE, net	10,868	—	10,868

Loss from continuing operations before income taxes	(36,788)	(8,599)	(28,189)
INCOME TAX BENEFIT	(3,205)	—	(3,205)

Net loss	$(33,583)	$(8,599)	$(24,984)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.64)	$(0.42)	$(1.22)

Weighted average shares outstanding— basic and diluted	20,528	—	20,528

(1)	Includes $8.6 million related to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, severance related to staff reductions, accelerated depreciation related to store closings, a loss on disposal of assets associated with the closing of the Las Vegas, Nevada distribution center, and other miscellaneous charges.

      The following tables contain selected information from our historical consolidated statements of operations, expressed as a percentage of net sales. These numbers are presented both “as reported” and “as adjusted” (i.e., excluding the liquidation and restructuring costs for 2004 and 2003):

	Selected Data as a Percentage of Net Sales
	As reported
	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

NET SALES	100.0%	100.0%	100.0%
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	65.0	68.0	71.8

Gross margin	35.0	32.0	28.2
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28.4	29.3	28.9
DEPRECIATION AND AMORTIZATION	3.5	6.9	4.3

Operating income (loss)	3.1	(4.2)	(5.0)
INTEREST EXPENSE, net	0.8	1.7	2.1
INCOME TAX BENEFIT	(0.8)	(0.5)	(0.6)

Income (loss) from continuing operations	3.1	(5.4)	(6.4)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—

Net income (loss)	3.1%	(5.3)%	(6.4)%

	Selected Data as a Percentage of Net Sales
	As adjusted
	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

NET SALES	100.0%	100.0%	100.0%
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	65.0	67.3	70.9

Gross margin	35.0	32.7	29.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28.4	26.6	28.6
DEPRECIATION AND AMORTIZATION	3.5	4.0	3.9

Operating income (loss)	3.1	2.1	(3.3)
INTEREST EXPENSE, net	0.8	1.8	2.1
INCOME TAX BENEFIT	(0.8)	(0.5)	(0.6)

Income (loss) from continuing operations	3.1	0.9	(4.8)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—

Net income (loss)	3.1%	0.9%	(4.8)%

2005 Compared to 2004
      Net Sales. Net sales decreased 9.8% to $398.0 million in 2005 from $441.1 million in 2004. Included in the 2004 net sales were approximately $20.8 million in sales recorded in the first quarter of 2004 resulting from the liquidation of 111 stores. See Note 2, “Reorganization and partial store liquidation,” to our consolidated financial statements. Excluding these liquidation sales, 2005 net sales of $398.0 million decreased 5.3% from

$420.3 million in 2004. This decrease is the result of our operating on average 24 fewer stores in 2005 compared to 2004 as well as a 2.9% decrease in comparable store sales for 2005 compared to a 0.6% increase in 2004.
      The decrease in comparable store sales for 2005 was primarily the result of: (1) the unseasonably warm weather experienced over most of the country this past fall season, which had a considerable negative impact on our outerwear sales, and (2) lower than anticipated volume during the holiday selling season as we faced increased competition from department and chain stores that have significantly expanded into the leather outerwear category.
      We opened seven stores and closed 21 stores during 2005 compared to opening five stores and closing 29 stores in 2004 (excluding the 111 liquidation stores). As of January 28, 2006, we operated 422 stores compared to 436 as of January 29, 2005. Our selling square footage in 2005 decreased 3.4% to 969,900 from 1,004,000 in 2004. In addition, we operated 118 seasonal stores during the 2005 holiday selling season as compared to 102 seasonal stores during 2004. We have no plans to operate any seasonal stores during the 2006 holiday selling season or in the foreseeable future, but may reconsider if circumstances warrant.
      Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $41.0 million or 13.7% to $258.8 million in 2005 from $299.7 million in 2004. This decrease was partially due to the lower sales volume due to the $20.8 million of liquidation sales in 2004. When adjusted to remove the effects of the liquidation and restructuring charges, cost of goods sold, buying and occupancy costs decreased $24.0 million, or 8.5%, from $282.8 million. This decrease is the result of: (1) a $17.6 million decrease in product costs due to the lower sales volume discussed above, (2) a $4.4 million decrease in markdowns, (3) a $1.2 million decrease in delivery costs, and (4) a $0.8 million decrease in buying and occupancy costs, which is reflective of a 5.3% decrease in average store count year-over-year. Gross margin dollars decreased $2.1 million, or 1.5%, to $139.2 million in 2005 compared to $141.4 million in 2004 primarily related to the lower sales volume in 2005 compared to 2004, somewhat offset by improved merchandise margins discussed below.
      Gross margin as a percentage of net sales increased by 300 basis points to 35.0% in 2005 compared to 32.0% in 2004, primarily due to improved merchandise margins resulting from a 600 basis point improvement in initial mark-on and a $1.7 million decrease in markdowns offsetting a $2.3 million increase in buying and occupancy costs. The increase in buying and occupancy costs relates primarily to the reversal in 2004 of $3.6 million of deferred rent liabilities related to the closed liquidation stores.
      Excluding the effects of the liquidation and restructuring charges, gross margin increased $1.7 million, or 1.2%, from $137.5 million in 2004 and as a percentage of net sales was 230 basis points higher than the 32.7% in 2004. This improvement was the result of a 250 basis point improvement in initial mark-on, lower markdowns and delivery costs as a percentage of net sales, and a $0.8 million decrease in buying and occupancy costs.
      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses (“SG&A”) in 2005 of $112.9 million decreased $16.4 million, or 12.7%, from $129.2 million in 2004. As a percentage of net sales, 2005 SG&A decreased to 28.4% compared to 29.3% last year. The $16.4 million decrease was primarily due to: (1) $17.4 million of liquidation and restructuring charges incurred in 2004, primarily related to lease termination costs, asset write-offs related to store closings, severance, and other restructuring charges, (2) a $1.9 million decrease in general and administrative costs due to a $1.5 million decrease in bonuses accrued in 2005 compared to 2004 and approximately $0.4 million reduced spending on medical insurance claims and workers compensation expenditures due to lower store count, and (3) a decrease in other store expenses of $0.4 million also due to lower sales volume and reduced store count. These decreases were somewhat offset by: (1) a $1.0 million increase in e-commerce fulfillment expenses due to higher on-line sales volume, (2) a $1.5 million increase in selling and field sales management expenses primarily related to higher payroll rates, more store hours and floor sets, and (3) $0.8 million in reduced layaway service fees, as we discontinued layaways in the months of December and January.

      SG&A as a percentage of net sales, excluding the liquidation and restructuring charges (which totaled $17.4 million, or 83.9% of the year-to-date liquidation sales of $20.8 million), increased to 28.4% for 2005 compared to 26.6% for 2004. The increase in rate as a percentage of net sales reflects our net $1.1 million increase in spending and the lower sales volume.
      Depreciation and Amortization. Depreciation and amortization decreased $16.6 million to $14.1 million in 2005 compared to $30.6 million in 2004, and as a percentage of net sales to 3.5% from 6.9%. The decrease was primarily the result of the $13.8 million in accelerated depreciation recorded in 2004 related to the liquidation stores and a $2.8 million decrease in store and administrative depreciation due to the 5.3% decrease in average store count year-over-year. Excluding the effects of the liquidation and restructuring, depreciation and amortization decreased $2.8 million to $14.1 million from $16.8 million a year ago, or as a percentage of net sales, to 3.5% from 4.0%.
      Operating Income (Loss). As a result of the above, operating income for 2005 increased $30.8 million to $12.3 million compared to an operating loss of $18.5 million in 2004. This improvement was primarily due to: (1) net liquidation and restructuring charges of $27.4 million in 2004, (2) $1.7 million in improved gross margin dollars as compared to 2004, and (3) $2.8 million in decreased depreciation and amortization expenditures in 2005. These improvements were somewhat offset by an additional $1.1 million in SG&A spending year-over-year. Excluding the effects of the liquidation and restructuring charges, 2005 operating income of $12.3 increased $3.4 million compared to $8.9 million in 2004.
      Interest Expense. Net interest expense of $3.2 million in 2005 decreased $4.3 million compared to $7.4 million in 2004, due to the repurchase and repayment of our 11 1/4 % Senior Notes in the second and third quarters of 2004, respectively, the prepayment of $5.0 million of the Term B promissory note in March 2005, lower revolver borrowings in the third and fourth quarters of 2005 as compared to the similar periods last year and a $0.6 million increase in interest income in 2005 as compared to 2004. In addition, during the first quarter of 2004 we wrote off $0.5 million of debt issuance costs related to the amended senior credit facility. The liquidation and restructuring did not impact interest expense.
      Income Tax Benefit. For 2005, we recorded a net income tax benefit of approximately $3.1 million compared to a net benefit of $2.2 million in 2004. The 2005 net benefit was comprised of: (1) a $5.6 million benefit as a result of both a reduced tax basis of our LIFO inventory reserve and a tax planning strategy that allowed us to maintain a valuation allowance on the net deferred tax assets inclusive of the LIFO reserve, (2) a $1.7 million benefit related to the resolution of certain income tax contingencies previously accrued as a result of an Internal Revenue Service review of amended returns completed in our second quarter, and (3) a $4.2 million provision for income taxes due. See Note 9, “Income taxes,” contained in our consolidated financial statements.
      Income from Discontinued Operations. We reported no income from discontinued operations in 2005 compared to $0.2 million net of tax in 2004.
      Net Income (Loss). Net income for 2005 improved $35.8 million to $12.2 million compared to a net loss of $23.6 million in 2004. The improvement in net income was primarily due to the $27.4 million net loss relating to the 2004 liquidation and restructuring as well as our improved gross margins and decreased depreciation and interest expense somewhat offset by increased SG&A (all discussed above). Excluding the effects of the liquidation and restructuring, net income of $12.2 million increased $8.4 million compared to $3.8 million in 2004.

2004 Compared to 2003
      Net Sales. Net sales decreased 15.3% to $441.0 million in 2004 from $521.0 million in 2003. Included in the 2004 and 2003 sales were approximately $20.8 million and $3.3 million, respectively, in liquidation sales. See Note 2, “Reorganization and partial store liquidation,” contained in our consolidated financial statements. When adjusted to remove the liquidation sales, net sales decreased 18.8% to $420.3 million in 2004 from $517.7 million in 2003. These decreased sales levels are primarily reflective of the 22.6% decline in average store count as partially offset by a comparable store sales increase of 0.6% in 2004 compared to a decrease of 6.8% in 2003.
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
      Gross margin as a percentage of net sales increased 380 basis points in 2004 compared to 2003. The improvement in gross margin as a percentage of net sales was primarily due to $28.7 million in decreased buying and occupancy costs. The improvement in buying and occupancy costs was largely driven by: (1) an improvement of $26.8 million in occupancy costs as a result of the 22.6% decline in average store count, (2) a $1.4 million decrease in distribution center costs due to the closure of the Las Vegas, Nevada distribution center in January of 2004, and (3) a $0.5 million decrease in other merchandising costs. The gross margin improvement was also driven by reduced delivery costs of $1.5 million due to fewer stores open and a lower level of clearance goods as a result of the liquidation process.
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
      The $21.4 million decrease in total SG&A spending was primarily due to: (1) a $19.6 million decrease in store selling expenses due to tighter cost control and the 22.6% decline in average store count, (2) a $7.6 million decrease in other store and field sales management expenses also due to a lower average store count, (3) a $0.6 million decrease in e-commerce expenses due to fewer functionality improvements over the prior year and the outsourcing of our e-commerce operations in the third quarter of 2004, (4) a $1.9 million decrease in legal expenses related to a charge of $1.9 million taken in the second quarter of 2003 in connection with a class action lawsuit, (5) a $1.9 million decrease in other administrative costs related to a reduced store count and other cost-saving initiatives, and (6) a $4.4 million decrease in sales promotion expenses as a result of less spending on direct advertising as compared to 2003. These expense reductions were offset by a $14.6 million increase over the prior year for liquidation and restructuring costs related primarily to lease termination costs, asset write-offs related to store closings, severance including payments under our agreements with David L. Rogers and Joel N. Waller, performance bonuses due former officers of the Company, retention bonuses and other restructuring costs.

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
      Interest Expense. Interest expense decreased by $3.5 million to $7.4 million in 2004 compared to $10.9 million in 2003. This improvement was primarily due to: (1) interest savings from the repurchase of $22.0 million of the 11 1/4% Senior Notes in the second quarter of 2004 and repayment of $8.6 million of the 11 1/4 % Senior Notes at maturity in the third quarter of 2004, (2) reduced levels of revolver borrowings, and (3) reduced amortization of debt issuance costs. These savings were partially offset by a $0.5 million write-off of debt issuance costs related to the amended senior credit facility, which reduced our revolving line of credit borrowing capacity from $180.0 million to $125.0 million. The liquidation and restructuring activities did not impact interest expense.
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
      General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, which, as amended, provides for borrowings of up to $150.0 million in aggregate principal amount, including a Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:

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
      As of January 28, 2006, we had no borrowings under the senior credit facility, $20.0 million outstanding on the Term B promissory note, and we had $4.3 million in outstanding letters of credit.
      Through the third quarter of 2005, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR (seven to 30 days) plus 1.50%, or the prime rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the “swing line” portion of the revolver). Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margin will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. Interest is payable on the Term B promissory note at a variable rate equal to the prime rate plus 4.0%. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. With the completion of the Equity Financing (described under “Business—Additional Financing”) and subsequent repurchase and repayment of the 11 1/4 % Senior Notes, the senior credit facility expiration was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. We were allowed to prepay up to $10.0 million on the Term B promissory note portion of the senior credit facility on or before February 28, 2006, without penalty, subject to certain conditions. A total of $5.0 million was prepaid on March 3, 2005. Prepayment of the Term B promissory note is subject to a 0.5% prepayment fee if prepayment is made on or prior to July 31, 2007. After July 31, 2007, any remaining balance of the Term B promissory note is prepayable without penalty only with the consent of the senior lenders. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances.
      The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At January 28, 2006, we were in compliance with all covenants related to the senior credit facility.
      We plan to use the senior credit facility for our immediate and future working capital needs. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We believe that the borrowing capacity under the senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions associated with the lower store count will be adequate to meet our working capital and capital expenditure requirements through 2006. For 2005, the peak borrowings and peak letters of credit outstanding under the senior credit facility (excluding the Term B promissory note) were $24.5 million and $24.1 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $2.9 million and $10.8 million, respectively. For 2004, the peak borrowings and peak letters of credit outstanding under the senior credit facility (excluding the Term B promissory note) were $32.2 million and $26.9 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $4.5 million and $12.9 million, respectively. For 2003, the peak borrowings and peak letters of credit outstanding under the senior credit facility (excluding the Term B promissory note) were $72.6 million and $28.9 million, respectively, and the average amount of borrowings and the average amount of letters of credit outstanding were $20.3 million and $12.7 million, respectively.
      On January 22, 2004, we announced a reorganization and partial store liquidation as described in Note 2, “Reorganization and partial store liquidation,” contained in our consolidated financial statements.
      On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share. The Equity Financing closed on July 2, 2004, with gross proceeds of $35.0 million before offering costs. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. The proceeds of the offering were used to repurchase and repay the 11 1/4 % Senior Notes described above. The remaining balance of these funds was used for general working capital purposes. See “Business—Additional Financing.”
Cash Flow Analysis
      The following table summarizes our cash flow activity for fiscal 2005, 2004, and 2003:

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

	(in thousands)
Net cash provided by operating activities of continuing operations	$11,234	$11,014	$31,468
Net cash used in investing activities of continuing operations	(10,262)	(4,520)	(8,907)
Net cash provided by (used in) financing activities of continuing operations	(4,241)	157	510
Net cash used in discontinued operations	—	(233)	(11,110)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,269)	$6,418	$11,961

      Operating Activities. Operating activities of continuing operations for 2005, 2004 and 2003 provided net cash of $11.2 million, $11.0 million, and $31.5 million, respectively.

      The $11.2 million of net cash provided by operating activities in 2005 was comprised of: (1) net income from continuing operations of $12.2 million, (2) $14.7 million in non-cash adjustments for depreciation and amortization, (3) a $1.3 million decrease in prepaid expenses due to the timing of rent payments and marketing promotions, (4) a $0.8 million net increase in income taxes payable and other liabilities primarily due to an increase of $1.4 million in taxes payable somewhat offset by a $0.5 million decrease in our straight line rent liability, and (5) a decrease in inventories of $0.4 million.
      These sources of cash were partially offset by: (1) a $12.0 million decrease in accounts payable and accrued expenses primarily due to a $5.7 million decrease in accounts payable related to lower levels of in-transit inventory in 2005 as compared to 2004 and a $6.4 million decrease in accrued expenses primarily due to payroll expenses related to bonus and severance, as well as decreased accrued sales tax resulting from our lower sales volume, (2) a $5.5 million decrease in our deferred tax liability, and (3) an increase in accounts receivable of $0.4 million primarily due to outstanding tenant allowances receivable from landlords and insurance proceeds receivable related to Hurricane Katrina damages, somewhat offset by reduced credit card receivables resulting from our lower sales volume.
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
      The $31.5 million of cash provided by operating activities in 2003 was comprised of: (1) a $29.4 million decrease in inventories due to a strategic operating decision to keep inventory levels more tightly managed than in previous years, (2) $26.3 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense, (3) a $12.9 million increase in deferred taxes, (4) a $5.0 million increase in taxes payable/receivable and other liabilities primarily due to net operating losses, and (5) a $0.1 million decrease in prepaid assets.
      These sources of cash were primarily offset by: (1) a net loss from continuing operations of $33.6 million, (2) a $1.0 million increase in accounts receivable due to a higher mix of credit card sales at January 31, 2004, due to the 111 store liquidation sale that began in late January 2004 that only accepted cash and credit cards, and (3) a $7.6 million decrease in accounts payable and accrued expenses from a reduction in the volume of merchandise purchased and the lower level of general non-merchandise vendor purchases in 2003.
      Investing Activities. 2005 investing activities of continuing operations were $10.3 million including capital expenditures of $10.6 million partially offset by $0.3 million from the proceeds on the disposition of property and equipment. Capital expenditures in 2005 were comprised of: (1) $7.4 million for the construction of new stores and the renovation of and improvements to existing stores including new store fixtures, (2) $0.9 million for wireless handheld computer technology related to receiving and pricing for store operations, (3) $0.8 million for point-of-sale hardware, (4) $0.4 million for distribution center equipment, and (5) $1.1 million in other administrative fixed assets. For 2006, our capital expenditures are capped at $15.0 million by our debt agreements.
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
      Financing Activities. In 2005, financing activities utilized net cash of $4.2 million primarily due to $5.0 million used for pre-payment of a portion of our Term B promissory note, somewhat offset by $0.8 million provided by the issuance of common stock primarily from the exercise of stock options.
      Cash provided by financing activities in 2004 was $0.2 million, as a result of $32.5 million in net proceeds from the Equity Financing completed on July 2, 2004, as offset by: (1) $30.6 million used to repurchase and repay our 11 1/4 % Senior Notes, (2) $0.6 million in reduced other borrowings, and (3) $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.
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
      Contractual Obligations and Commercial Commitments. We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables noted below present a summary of these obligations and commitments.
Contractual Obligations
Payments Due by Period (in thousands)

	Total				After Five
	Obligations	2006	2007-2008	2009-2010	Years

Operating leases(1)	$174,678	$32,624	$55,372	$43,996	$42,686
Licensing obligations	523	273	250	—	—
Debt obligations	20,000	—	20,000	—	—

Total contractual obligations	$195,201	$32,897	$75,622	$43,996	$42,686

(1)	Includes store and distribution center operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude related direct operating costs.
Commercial Commitments
Amount of Commitment by Period (in thousands)

	Total				After Five
	Obligations	2006	2007-2008	2009-2010	Years

Documentary letters of credit	$990	$990	$—	$—	$—
Standby letters of credit	3,286	3,286	—	—	—

Total commercial commitments	$4,276	$4,276	$—	$—	$—

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
      In 2004, the Company recorded $0.3 million in income from discontinued operations representing the reversal of the 2004 balance of the discontinued operations liabilities, related to lease termination and store closing costs, that were no longer required. This resulted in $0.2 million in income from discontinued operations net of tax, or $0.01 net income per share.
Reorganization and Partial Store Liquidation
      On January 22, 2004, we announced that we would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions. We entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/ Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/ Gordon Brothers Joint Venture guaranteed us an amount of 84.0% of the cost value of the inventory, subject to certain adjustments. The Hilco/ Gordon Brothers Joint Venture was responsible for all expenses related to the sale. In addition, we announced that we would eliminate approximately 70 positions at our corporate headquarters in Brooklyn Park, Minnesota and distribution centers located in Minnesota and Nevada, as well as the closure of our distribution center in Las Vegas, Nevada, to better align our financial structure with current business conditions. See Note 2, “Reorganization and partial store liquidation,” contained in our consolidated financial statements.
      For these actions we incurred charges related to the restructuring and partial store liquidation of $27.4 million and $8.6 million, during 2004 and 2003, respectively, primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, and other restructuring costs. In 2004, a total of $17.4 million and $13.8 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $3.8 million of gross margin earned on the liquidation sales. In 2003, a total of $2.8 million and $2.3 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, in addition to the $3.5 million gross margin loss realized on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed. As of October 30, 2004, we had successfully negotiated all of the lease terminations. The overall net cash outlay for the restructuring activities was slightly negative.
Quarterly Results
      The following table sets forth certain unaudited consolidated financial information from our historical consolidated statements of operations for each fiscal quarter of 2005 and 2004. This quarterly information has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited consolidated financial statements and notes thereto. (In thousands, except per share amounts):

	Quarter ended(1)

	Fiscal 2005				Fiscal 2004

	Jan. 28,	Oct. 29,	Jul. 30,	April 30,	Jan. 29,	Oct. 30,	Jul. 31,	May 1,
	2006	2005	2005	2005	2005	2004	2004	2004

Net sales	$178,851	$76,389	$58,417	$84,329	$200,067	$87,923	$55,330	$97,751
Gross margin	80,262	20,157	13,428	25,385	84,164	25,567	9,694	21,933
Operating income (loss)	40,477	(10,344)	(14,721)	(3,130)	41,135	(7,108)	(28,491)	(24,048)
Income (loss) from continuing operations	41,714	(11,716)	(13,993)	(3,793)	41,973	(8,493)	(30,444)	(26,792)
Income from discontinued operations	—	—	—	—	173	—	—	—

Net income (loss)	$41,714	$(11,716)	$(13,993)	$(3,793)	$42,146	$(8,493)	$(30,444)	$(26,792)

Basic income (loss) per share:
Income (loss) from continuing operations	$1.07	$(0.30)	$(0.36)	$(0.10)	$1.08	$(0.22)	$(1.14)	$(1.30)
Income from discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	$1.07	$(0.30)	$(0.36)	$(0.10)	$1.08	$(0.22)	$(1.14)	$(1.30)

Diluted income (loss) per share:
Income (loss) from continuing operations	$1.04	$(0.30)	$(0.36)	$(0.10)	$1.05	$(0.22)	$(1.14)	$(1.30)
Income from discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	$1.04	$(0.30)	$(0.36)	$(0.10)	$1.05	$(0.22)	$(1.14)	$(1.30)

(1)	The sum of the per share amounts for the quarters does not equal the totals for the year due to the application of the treasury stock method.
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
      At January 28, 2006, we had cash and cash equivalents totaling $45.6 million. The effect of a 100 basis point change in interest rates would have an estimated $0.5 million pre-tax earnings and cash flow impact, assuming other variables are held constant.
      Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the facility, interest expense would increase or decrease accordingly. As of January 28, 2006, there were no outstanding borrowings under the senior credit facility, $20.0 million outstanding on the Term B promissory note, and $4.3 million in outstanding letters of credit.

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
      Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.
      Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Wilsons The Leather Experts Inc.:
      We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control and Procedures,” that Wilsons The Leather Experts Inc. (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Wilsons The Leather Experts Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of January 28, 2006, and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2006, and our report dated March 31, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Minneapolis, Minnesota
March 31, 2006

Change in Internal Control Over Financial Reporting
      There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III
      Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2006 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 28, 2006.
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
      In March 2004, we adopted a Code of Business Ethics and Conduct applicable to all associates and directors of our company, including our chief executive officer, chief operating officer, chief financial officer, controller, treasurer and other employees performing similar functions. A copy of the Code of Business Ethics and Conduct was filed as Exhibit 14.1 incorporated by reference to our 2004 Form 10-K. We intend to file on our Web site any amendments to, or waivers from, our Code of Business Ethics and Conduct within four business days of any such amendment or waiver. We intend to post on our Web site any amendments to, or waivers from, our Code of Business Ethics and Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions promptly following the date of such amendment or waiver. A copy of our Code of Business Ethics and Conduct is also available on our Web site (www.wilsonsleather.com).

Item 11.	Executive Compensation
      Incorporated by reference in this Form 10-K is the information appearing under the headings “Election of Directors—Director Compensation” and “Executive Compensation—Summary Compensation Table,—Stock Options,—Option Grants in Last Fiscal Year,—Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Equity Compensation Plan Information,” and “Compensatory Plans or Arrangements” in our Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

3.	Exhibits
                 The exhibit index attached to this report is incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2006:

Wilsons The Leather Experts Inc.
(registrant)

By:	/s/ Michael M. Searles

Michael M. Searles
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Stacy A. Kruse

Stacy A. Kruse
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 12, 2006, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael M. Searles Michael M. Searles	Director

/s/ Michael T. Cowhig Michael T. Cowhig	Director

/s/ William F. Farley William F. Farley	Director

/s/ Peter V. Handal Peter V. Handal	Director

/s/ Bradley K. Johnson Bradley K. Johnson	Director

/s/ Michael J. McCoy Michael J. McCoy	Director

/s/ David L. Rogers David L. Rogers	Director

/s/ R. Ted Weschler R. Ted Weschler	Director

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders,
Wilsons The Leather Experts Inc.:
      We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of January 28, 2006, and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended January 28, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and subsidiaries as of January 28, 2006, and January 29, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wilsons The Leather Experts Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operations of, internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
March 31, 2006

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 28,	January 29,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,552	$48,821
Accounts receivable, net of allowance of $76 and $76 in 2005 and 2004, respectively	4,063	3,643
Inventories	85,645	86,059
Prepaid expenses	1,987	3,246

TOTAL CURRENT ASSETS	137,247	141,769
Property and equipment, net	41,045	44,606
Other assets, net	1,576	2,205

TOTAL ASSETS	$179,868	$188,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,036	$17,697
Current portion of long-term debt	—	5,000
Accrued expenses	16,595	22,959
Income taxes payable	5,685	4,307
Deferred income taxes	53	5,585

TOTAL CURRENT LIABILITIES	34,369	55,548
Long-term debt	20,000	20,000
Other long-term liabilities	17,445	17,925

TOTAL LIABILITIES	71,814	93,473

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 39,087,652 and 38,884,072 shares issued and outstanding on January 28, 2006 and January 29, 2005, respectively	391	389
Additional paid-in capital	133,853	133,103
Accumulated deficit	(26,201)	(38,389)
Accumulated other comprehensive income	11	4

TOTAL SHAREHOLDERS’ EQUITY	108,054	95,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,868	$188,580

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

NET SALES	$397,986	$441,071	$521,025
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	258,754	299,713	373,914

Gross margin	139,232	141,358	147,111
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	112,877	129,240	150,678
DEPRECIATION AND AMORTIZATION	14,073	30,630	22,353

Operating income (loss)	12,282	(18,512)	(25,920)
INTEREST EXPENSE, net	3,156	7,427	10,868

Income (loss) from continuing operations before income taxes	9,126	(25,939)	(36,788)
INCOME TAX BENEFIT	(3,086)	(2,183)	(3,205)

Income (loss) from continuing operations	12,212	(23,756)	(33,583)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	173	—

Net income (loss)	$12,212	$(23,583)	$(33,583)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.31	$(0.76)	$(1.64)
Income from discontinued operations	—	0.01	—

Basic income (loss) per share	$0.31	$(0.75)	$(1.64)

Basic weighted average common shares outstanding	38,994	31,275	20,528

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.30	$(0.76)	$(1.64)
Income from discontinued operations	—	0.01	—

Diluted income (loss) per share	$0.30	$(0.75)	$(1.64)

Diluted weighted average common shares outstanding	40,767	31,275	20,528

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

					Retained	Accumulated
	Common stock		Additional		earnings	other	Total
			paid-in	Deferred	(accumulated	comprehensive	shareholders’
	Shares	Amount	capital	compensation	deficit)	income (loss)	equity

BALANCE, February 1, 2003	20,473,033	$205	$99,010	$(691)	$18,707	$(3)	$117,228
Net loss	—	—	—	—	(33,583)	—	(33,583)
Other comprehensive income— Foreign currency translation adjustment	—	—	—	—	—	5	5

Comprehensive loss	—	—	—	—	—	—	(33,578)

Stock options exercised	144,648	1	794	—	—	—	795
Tax benefit on employee stock options	—	—	185	—	—	—	185
Shares issued under the Company’s employee stock purchase plan	76,742	1	288	—	—	—	289
Net restricted stock issued to employees	113,283	1	356	(360)	—	—	(3)
Compensation expense for restricted stock issued to employees	—	—	—	350	—	—	350
Joint venture contribution	—	—	—	—	88	—	88

BALANCE, January 31, 2004	20,807,706	208	100,633	(701)	(14,788)	2	85,354
Net loss	—	—	—	—	(23,583)	—	(23,583)
Other comprehensive income— Foreign currency translation adjustment	—	—	—	—	—	2	2

Comprehensive loss	—	—	—	—	—	—	(23,581)

Stock options exercised	15,600	—	62	—	—	—	62
Shares issued under the Company’s employee stock purchase plan	73,961	1	205	—	—	—	206
Net restricted stock issued to employees	38,087	—	103	(127)	—	—	(24)
Compensation expense for restricted stock issued to employees	—	—	—	828	—	—	828
Private placement of common stock, net of issuance costs	17,948,718	180	32,100	—	—	—	32,280
Joint venture distribution	—	—	—	—	(18)	—	(18)

BALANCE, January 29, 2005	38,884,072	389	133,103	—	(38,389)	4	95,107
Net income	—	—	—	—	12,212	—	12,212
Other comprehensive income— Foreign currency translation adjustment	—	—	—	—	—	7	7

Comprehensive income	—	—	—	—	—	—	12,219

Stock options exercised	162,100	2	592	—	—	—	594
Shares issued under the Company’s employee stock purchase plan	41,480	—	158	—	—	—	158
Joint venture distribution	—	—	—	—	(24)	—	(24)

BALANCE, January 28, 2006	39,087,652	$391	$133,853	$—	$(26,201)	$11	$108,054

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$12,212	$(23,583)	$(33,583)
Income from discontinued operations, net of tax	—	(173)	—

Income (loss) from continuing operations	12,212	(23,756)	(33,583)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	14,072	30,546	22,280
Amortization	1	84	73
Amortization of deferred financing costs	628	1,429	1,728
Loss (gain) on disposal of assets	(142)	1,119	1,903
Restricted stock compensation expense	—	828	350
Deferred income taxes	(5,532)	(2,618)	12,845
Changes in operating assets and liabilities:
Accounts receivable, net	(420)	2,479	(960)
Inventories	414	3,239	29,403
Prepaid expenses	1,259	473	93
Refundable income taxes	—	—	3,064
Accounts payable and accrued expenses	(12,025)	2,183	(7,648)
Income taxes payable and other liabilities	767	(4,992)	1,920

Net cash provided by operating activities of continuing operations	11,234	11,014	31,468

INVESTING ACTIVITIES:
Additions to property, equipment and other assets	(10,567)	(4,753)	(9,406)
Proceeds from sale of property and equipment	305	233	499

Net cash used in investing activities of continuing operations	(10,262)	(4,520)	(8,907)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	752	32,524	1,081
Proceeds from issuance of notes payable	—	—	490
Debt acquisition costs	—	(1,180)	(1,025)
Repayments of long-term debt	(5,000)	(64)	(41)
Repurchase of debt	—	(31,125)	—
Other	7	2	5

Net cash provided by (used in) financing activities of continuing operations	(4,241)	157	510

DISCONTINUED OPERATIONS CASH FLOW (Revised—See Note 3):
Operating cash flows of discontinued operations	—	(233)	(13,569)
Investing cash flows of discontinued operations	—	—	2,459

Net cash used in discontinued operations	—	(233)	(11,110)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,269)	6,418	11,961
CASH AND CASH EQUIVALENTS, beginning of period	48,821	42,403	30,442

CASH AND CASH EQUIVALENTS, end of period	$45,552	$48,821	$42,403

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for—
Interest	$3,527	$7,889	$9,265

Income taxes	$1,069	$607	$898

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2006, and January 29, 2005

1	Summary of significant accounting policies

Nature of organization
      Wilsons The Leather Experts Inc. (“Wilsons Leather” or “the Company”) is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At January 28, 2006, Wilsons Leather operated 422 stores located in 45 states, including 298 Wilsons Leather mall stores, 110 Wilsons Leather outlet stores and 14 airport locations. The Company supplemented its permanent stores with 118, 102, and 229 seasonal stores during its peak selling season from October through January during fiscal years 2005, 2004, and 2003, respectively. Operation of our temporary seasonal stores will be suspended in 2006 and for the foreseeable future, but may be reconsidered in the future.

Basis of presentation
      The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At January 28, 2006, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
      As more fully described in Note 2, “Reorganization and partial store liquidation,” on January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions. In addition, the Company announced the elimination of approximately 70 positions at their corporate headquarters in Brooklyn Park, Minnesota and their distribution center in Las Vegas, Nevada and the closure of their distribution center in Las Vegas, Nevada.
      As more fully described in Note 3, “Discontinued operations,” El Portal Group, Inc., Bentley’s Luggage Corp. and Florida Luggage Corp. (the “Travel Subsidiaries”) were liquidated during 2002 and were presented as discontinued operations effective November 19, 2002. In 2004, the Company recorded $0.3 million in income from discontinued operations representing the reversal of the 2004 balance of the discontinued operations liabilities, related to lease termination and store closing costs, that were no longer required. This resulted in $0.2 million income from discontinued operations net of tax, or $0.01 net income per share.

Fiscal year
      The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004, are referred to herein as fiscal years 2006, 2005, 2004, and 2003, respectively. The results of operations for fiscal years 2005, 2004, and 2003, consisted of 52 weeks. Fiscal 2006 will consist of 53 weeks.

Use of estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets, such as accounts receivable, property and equipment, and inventories, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair values of financial instruments
      The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value.

Cash and cash equivalents
      Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market funds. Interest income of $0.9 million, $0.3 million, and $0.1 million in fiscal years 2005, 2004, and 2003, respectively, is included in interest expense, net in the accompanying statements of operations.

Inventories
      The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of January 28, 2006, and January 29, 2005, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.
      Inventories consisted of the following (in thousands):

	January 28,	January 29,
	2006	2005

Raw materials	$2,040	$2,155
Finished goods	83,605	83,904

Total	$85,645	$86,059

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

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.

Store closing and impairment of long-lived assets
      The Company continually reviews its stores’ operating performance and assesses plans for store closures. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset cost down to its estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. These impairment charges are recorded as a component of selling, general and administrative expenses and are disclosed in Note 6, “Property and equipment.”
      When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At January 28, 2006, and January 29, 2005, the Company had no amounts accrued for store lease terminations.

Goodwill
      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) as of February 3, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The net balance of goodwill was insignificant as of January 28, 2006.

Debt issuance costs
      Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Accumulated amortization amounted to approximately $3.9 million and $3.2 million at January 28, 2006, and January 29, 2005, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.

Operating leases
      The Company has approximately 424 noncancelable operating leases, primarily for retail stores, which expire at various times through 2017. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
related lease. Prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to FSP FAS 13-1, as more fully discussed below under “New accounting pronouncements.”

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

Advertising costs
      Advertising costs included in selling, general and administrative expenses, are expensed when incurred. Advertising costs amounted to $8.5 million, $8.4 million, and $12.8 million in 2005, 2004, and 2003, respectively.

Income taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In light of cumulative losses over the past five fiscal years, the Company believes this it is more likely than not that the Company’s net deferred tax asset will not be realized. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets.

Foreign currency translation
      The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity as other comprehensive income (loss) and have been insignificant in all fiscal years presented. Transaction gains and losses are reflected in income. The Company did not enter into any hedging transactions during 2005.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) per share
      Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and stock warrants had been issued, calculated using the treasury stock method. Pursuant to the treasury method, in periods of net loss, potentially dilutive common shares related to stock options and warrants have been excluded from the calculation of weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. The following table reconciles the number of shares utilized in the net income (loss) per share calculations (in thousands):

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Weighted average common shares outstanding— basic	38,994	31,275	20,528
Effect of dilutive securities: stock options	110	—	—
Effect of dilutive securities: warrants	1,663	—	—

Weighted average common shares outstanding— diluted	40,767	31,275	20,528

      The total dilutive potential common shares excluded from the above calculations in 2004 and 2003, periods of net loss, were 781,745 and 173,487, respectively, as their inclusion would have had an anti-dilutive effect on net loss per share.

Stock-based compensation
      Beginning in the first quarter of 2006, the Company will adopt the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). The Company will be required to recognize compensation expense in an amount equal to the fair market value of share-based payments granted to employees. However, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) the Company currently uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) under which no compensation cost has been recognized. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of SFAS No. 123. Had compensation cost for the stock option plans been determined consistent with

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Net income (loss):
As reported	$12,212	$(23,583)	$(33,583)
Stock based employee compensation expense included in net income (loss)	—	828	210
Stock based employee compensation determined under fair value based method for all awards(1)	(2,285)	(2,987)	(1,729)

Pro forma income (loss)	$9,927	$(25,742)	$(35,102)

Basic income (loss) per share:
As reported	$0.31	$(0.75)	$(1.64)
Stock based employee compensation expense included in net income (loss)	—	0.03	0.01
Stock based employee compensation determined under fair value based method for all awards(1)	(0.06)	(0.10)	(0.08)

Basic pro forma income (loss)	$0.25	$(0.82)	$(1.71)

Diluted income (loss) per share:
As reported	$0.30	$(0.75)	$(1.64)
Stock based employee compensation expense included in net income (loss)	—	0.03	0.01
Stock based employee compensation determined under fair value based method for all awards(1)	(0.06)	(0.10)	(0.08)

Diluted pro forma income (loss)	$0.24	$(0.82)	$(1.71)

Weighted average fair value of options granted	$3.35	$2.74	$2.04

(1)	For 2004, $1.1 million of pro forma expense was due to stock option acceleration from the private placement equity transaction that occurred in July of 2004. See Note 10, “Capital stock.”
      The fair value of each option granted is estimated on the date of grant and amortized straight-line over the option vesting period using the Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004, and 2003:

	Weighted Average	Dividend	Expected	Expected
	Risk Free Rate	Yield	Lives	Volatility

2005	3.9%	0.0%	4.5	69.5%
2004	3.5%	0.0%	4.7	67.3%
2003	3.0%	0.0%	5.0	55.3%

New accounting pronouncements
      In October 2005, the FASB issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP FAS 13-1 could be either retroactively or prospectively adopted and required that rental costs associated with operating leases incurred during a build-out period were to be recognized as rental

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
expense. The effective date for guidance in FSP FAS 13-1 is the first reporting period beginning after December 15, 2005; however, early adoption was permitted for interim financial statements that had not yet been issued. The Company elected to prospectively expense all such build-out period rental costs beginning with the third quarter of 2005. The adoption of FSP FAS 13-1 had no material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123R, a revision of SFAS No. 123, which supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires that a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and, accordingly, the Company will adopt the standard in the first quarter of 2006 using the modified prospective transition method. Under that method, the Company will recognize compensation costs for new grants of stock-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date. The Company will calculate the fair value of each option granted on the date of grant using the Black-Scholes option pricing model. In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow in the statement of cash flows. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found above in Note 1, “Summary of significant accounting policies— Stock-based compensation.” The ultimate amount of increased compensation cost will depend on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company will adopt SFAS No. 151 in the first quarter of 2006. Adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial statements.

2	Reorganization and partial store liquidation
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
      In 2004, the Company recorded $0.3 million in income from discontinued operations representing the reversal of the 2004 balance of the discontinued operations liabilities, related to lease termination and store closing costs, that were no longer required. This resulted in $0.2 million in income from discontinued operations net of tax, or $0.01 net income per share.
      As of January 28, 2006, and January 29, 2005, there were no assets or liabilities related to the discontinued operations of the Company.
      In May 2003, the Company sold its Miami, Florida distribution center for net proceeds of $2.5 million. This facility was an asset acquired in the Bentley’s Luggage Corp. acquisition. The net proceeds from the sale decreased cash used by discontinued operations for fiscal 2003.
      In 2005, the Company separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations for fiscal 2003, which in prior periods were reported on a combined basis as a single amount.

4	Other assets
      Other assets consisted of the following (in thousands):

	January 28,	January 29,
	2006	2005

Debt issuance costs	$5,384	$5,384
Less— Accumulated amortization	(3,867)	(3,239)

Debt issuance costs, net	1,517	2,145
Other intangible assets, net	59	60

Total	$1,576	$2,205

      Other intangible assets are being amortized over periods of five to 15 years. Amortization expense related to other intangible assets for the year ended January 28, 2006, was insignificant. Future amortization expense

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
for each of the five succeeding fiscal years, based on the other intangible assets as of January 28, 2006, will be insignificant.

5	Accounts receivable
      Accounts receivable consisted of the following (in thousands):

	January 28,	January 29,
	2006	2005

Trade receivables	$2,579	$3,454
Other receivables	1,641	305

Total	4,220	3,759
Less— Allowance for doubtful accounts	(76)	(76)
Less— Deferred sales(1)	(81)	(40)

Total	$4,063	$3,643

(1)	Deferred in-transit e-commerce sales.

6	Property and equipment
      Property and equipment consisted of the following (in thousands):

	January 28,	January 29,
	2006	2005

Equipment and furniture	$75,250	$75,130
Leasehold improvements	40,101	37,621

Total	115,351	112,751
Less— Accumulated depreciation and amortization	(74,306)	(68,145)

Net property and equipment	$41,045	$44,606

      In 2002, the Company adopted SFAS No. 144. Whereby, the Company determines, based on sales projections for certain markets in which Wilsons Leather has stores, whether the current estimate of the future undiscounted cash flows in these markets would be sufficient to recover the carrying value of those stores’ fixed assets. In those instances where the undiscounted cash flows are not sufficient to recover the applicable asset’s carrying value, an impairment loss is recorded to write down the assets to fair value. During 2005, 2004 and 2003, the Company’s impairment testing did not indicate any impairment. However, as discussed in Note 2, “Reorganization and partial store liquidation,” accelerated depreciation was recorded for the liquidation stores throughout the term of the liquidation sale.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7	Accrued expenses
      Accrued expenses consisted of the following (in thousands):

	January 28,	January 29,
	2006	2005

Compensation and benefits	$6,155	$10,357
Taxes other than income taxes	2,759	4,292
Rent	2,786	3,252
Other	4,895	5,058

Total	$16,595	$22,959

8	Long-term debt
      Long-term debt consisted of the following (in thousands):

	January 28,	January 29,
	2006	2005

Term B promissory note	$20,000	$25,000
Less: current portion	—	(5,000)

Total long-term debt	$20,000	$20,000

Term B promissory note and senior credit facility
      General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, which as amended, provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. With the completion of the sale of capital stock (described below in Note 10, “Capital stock”), and the subsequent repayment of the 11 1/4 % Senior Notes in full at maturity during 2004, the senior credit facility expiration date was extended to June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.
      The Term B promissory note is collateralized by the Company’s inventory. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card receivables. Through the third quarter of 2005 interest on cash borrowings under the senior credit facility was at the applicable LIBOR (seven to 30 days) plus 1.50%, the commercial paper rate plus 1.50% or the prime rate plus 0.25%. Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margin will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. With respect to the Term B promissory note, the interest rate in 2005 was the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. On January 31, 2006, the Company executed another letter agreement with General Electric Capital Corporation whereby the additional 2.75% is no longer applicable. The Company pays monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month.
      The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
or make other distributions. At January 28, 2006, the Company was in compliance with all covenants related to the senior credit facility.
      At January 28, 2006, and January 29, 2005, there were no borrowings under the revolving portion of the credit facility. At January 28, 2006, and January 29, 2005, there were $4.3 million and $8.0 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million on January 28, 2006, and $25.0 million on January 29, 2005.
      As of January 28, 2006, annual debt maturities were as follows (in thousands):

2006	$—
2007	—
2008	20,000

$20,000

9	Income taxes
      The income tax benefit is comprised of the following (in thousands):

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Current
Federal	$1,551	$(94)	$(15,514)
State	895	537	(536)
Deferred	(5,532)	(2,626)	12,845

Total	$(3,086)	$(2,183)	$(3,205)

      Reconciliations between the benefit for income taxes and the amount computed by applying the statutory federal income tax rate are as follows (in thousands):

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Tax at statutory rate (35%)	$3,194	$(9,078)	$(12,876)
State income taxes, net of federal benefit	582	(1,249)	(1,830)
Change in valuation allowance	33	6,415	13,222
Adjustment of deferred tax balances	(5,565)	855	—
Adjustment of tax contingency reserve	(1,571)	396	(1,671)
Other	241	478	(50)

Total	$(3,086)	$(2,183)	$(3,205)

      During 2005, in connection with the Internal Revenue Service’s examination and acceptance of the Company’s income tax returns for the periods ended July 1997 through July 2003, the Company released federal tax reserves of $1.7 million. This reserve release was offset in part by current year state tax reserve increases.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State income taxes	6.4	4.8	5.0
Change in valuation allowance	0.4	(24.7)	(35.9)
Adjustment of deferred tax balances	(61.0)	(3.3)	—
Adjustment of tax contingency reserve	(17.2)	(1.5)	4.5
Other	2.6	(1.9)	0.1

Total	(33.8)%	8.4%	8.7%

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset and liability were as follows (in thousands):

	January 28,	January 29,
	2006	2005

Net deferred tax asset (liability)— current
Accrued liabilities	$2,484	$4,711
Inventories	(178)	(4,815)
Other	(17)	(178)
Less: valuation allowance	(2,342)	(5,303)

Total deferred tax asset (liability)— current	(53)	(5,585)

Net deferred tax asset (liability)— long-term
Accrued liabilities	4,753	8,729
State net operating loss carryforwards	4,141	4,791
Property and equipment	(1,069)	(6,593)
Federal net operating loss	8,064	6,452
Other	563	80
Less: valuation allowance	(16,452)	(13,459)

Total deferred tax asset (liability)— long-term	—	—

Net deferred tax liability	$(53)	$(5,585)

      The Company files federal and state income tax returns based on a 52/53 week year ending on the Saturday closest to July 31. As of the tax year ended July 30, 2005, the Company had federal net operating loss carryforwards of $43.7 million that expire in 2023 and 2024. In addition, the Company had state net operating loss carryforwards that expire at varying dates through 2024. The Company has not recorded a tax benefit on any of the federal or state tax loss carryforwards as a full valuation allowance offsets these assets.
      The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, including Section 382. The Company has determined that a change in ownership under this section occurred on June 4, 2003 resulting in $33.6 million of the total $43.7 million net operating loss carryforward being limited.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      In evaluating the Company’s ability to recover deferred tax assets, the Company has considered all available positive and negative evidence including; past operating results, the existence of cumulative losses in the most recent fiscal years, forecasts of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. In light of cumulative losses over the past five fiscal years, the Company believes that it is more likely than not that the Company’s net deferred tax asset will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets.
      During 2005, the Company identified a tax planning strategy that allowed it to maintain a valuation allowance on its net deferred tax assets inclusive of its tax basis LIFO reserve. Historically, the Company’s deferred tax liability related to its tax basis LIFO reserve was excluded when determining the amount of required valuation allowance. The result of this tax planning strategy was the recognition of a deferred tax benefit of $1.0 million in 2005.
      As discussed in Note 3, “Discontinued operations,” the Company liquidated its travel business in 2002. By the end of the fourth quarter of 2004, the Company determined that the accruals for store closing activities were no longer required and included the remaining $0.3 million in income from discontinued operations, $0.2 million net of tax.

10	Capital stock

Private placement offering
      On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, the Company issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. All four million of the warrants issued contain certain weighted average anti-dilution rights as defined in the Common Stock and Warrant Purchase Agreement. On July 9, 2004, the Company repurchased $22.0 million of the 11 1/4% Senior Notes with proceeds from the Equity Financing. The Company used $8.6 million of the proceeds from the Equity Financing to repay the balance of the 11 1/4 % Senior Notes at maturity. The balance of the proceeds have been used for general working capital purposes.
      The relative fair value of the warrants and common stock sold, determined using the Black-Scholes model, was allocated within additional paid-in capital at closing. The Equity Financing qualified as a “change in control” pursuant to the Company’s equity compensation plans. As such, vesting was accelerated on all outstanding unvested stock options and restricted stock as of July 2, 2004.

11	Employee stock benefit plans

Stock options
      The Company has adopted the amended 1996 Stock Option Plan, the 1998 Stock Option Plan and the Amended and Restated 2000 Long Term Incentive Plan (collectively the “Plans”), pursuant to which options to acquire an aggregate of 6,450,000 shares of its common stock may be granted.
      The Compensation Committee of the board of directors is responsible for administering the Plans and approves grants in connection therewith. The Amended and Restated 2000 Long Term Incentive Plan provides that the Compensation Committee may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. All outstanding stock options granted since the Company became a publicly held

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of the grant and expire five to 10 years from the date of grant. In addition, the stock options generally provide for accelerated vesting if there is a change in control (as defined in the Plans).
      The following is a summary of stock option information and weighted average exercise prices for the Company’s stock option plans:

	As of and for the years ended

	January 28, 2006		January 29, 2005		January 31, 2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,427,222	$8.22	1,953,924	$10.16	2,000,562	$10.71
Granted	2,513,000	5.81	745,850	4.52	272,500	4.04
Exercised	(162,100)	3.66	(15,600)	3.96	(144,648)	5.50
Forfeited	(1,307,386)	7.94	(256,952)	12.56	(174,490)	10.78

Outstanding, end of year	3,470,736	$6.79	2,427,222	$8.22	1,953,924	$10.16

Exercisable, end of year	1,214,070	$8.82	1,852,222	$9.21	1,364,729	$10.68

Available for grant, end of year	1,570,455		576,069		1,103,054

      The following table summarizes information about the weighted average remaining contracted life (in years) and the weighted average exercise prices for stock options outstanding as of the year ended January 28, 2006:

	Options Outstanding and Exercisable by Price Range as of January 28, 2006

	Options Outstanding			Options Exercisable

			Weighted		Weighted
			Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$ 2.07 - $ 4.14	416,830	5.5	$3.56	263,497	$3.50
$ 4.14 - $ 6.21	2,377,285	4.7	$5.75	404,952	$5.59
$ 6.21 - $ 8.28	157,002	4.4	$6.74	26,002	$6.81
$ 8.28 - $10.34	9,828	2.6	$9.32	9,828	$9.32
$10.34 - $12.41	164,671	5.5	$11.19	164,671	$11.19
$12.41 - $14.48	159,163	4.3	$13.73	159,163	$13.73
$14.48 - $16.55	113,282	1.9	$15.91	113,282	$15.91
$16.55 - $18.62	5,475	4.5	$17.33	5,475	$17.33
$18.62 - $20.69	67,200	4.9	$19.77	67,200	$19.77

	3,470,736	4.7	$6.79	1,214,070	$8.82

      The Company accounts for its stock-based awards using the intrinsic-value method. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option awards granted at fair market value. However, beginning in the first quarter of 2006, the Company will adopt the fair-value method of SFAS No. 123R whereby the Company will be required to recognize compensation expense in an amount equal to the fair market value of share-based payments granted to employees.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. Had compensation cost for Wilsons Leather’s stock option plans been determined based on the fair value at the grant date for awards from 1996 through 2005, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have decreased/increased to the pro forma amounts disclosed in Note 1, “Summary of significant accounting policies.”

Restricted stock
      The Company has awarded restricted stock grants to selected employees under the Amended and Restated 2000 Long Term Incentive Plan. In March 2004 and 2003, 44,000 and 120,000 shares of restricted stock were issued under this plan, respectively. These restricted stock awards generally vested ratably over four years from the date of grant, subject to acceleration if certain performance targets were met. When restricted shares are issued, deferred compensation is recorded as a reduction of shareholders’ equity. Annual compensation is charged to expense over the vesting period. As discussed in Note 10, “Capital stock,” the Equity Financing qualified as a “change in control” pursuant to the Company’s Plans, defined above. As a result, $0.7 million of expense was recorded in July of 2004 related to accelerated vesting of the outstanding unvested restricted stock as of July 2, 2004. During 2004, and 2003, $0.8 million, and $0.4 million was charged to expense for vested restricted shares, respectively. There was no related expense recorded in 2005.

Employee stock purchase plan
      The Company has an employee stock purchase plan that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 625,000 shares of common stock to be purchased under this plan. As of January 28, 2006, 372,160 shares had been issued under the plan.

12	401(k) profit sharing plan
      The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax deferred contributions of up to 30% of their eligible compensation, subject to annual IRS limitations. As of January 1, 2006, for employees who have worked more than one year, the Company matches 100% of contributions, up to a maximum of 3.0% of the employee’s eligible compensation and 50% of contributions up to the next 2.0% of eligible compensation. These Company matching contributions are 100% vested when made. Prior to January 1, 2006, for employees who had worked less than three years but more than one year, the Company matched 25% of contributions, up to a maximum of 4% of the employee’s eligible compensation and for employees who had worked more than three years, the Company matched 50% of contributions, up to a maximum of 4% of the employee’s eligible compensation. These Company matching contributions vest after three years of service or upon death of the employee. Company contributions net of forfeitures were $0.3 million, $0.0 million, and $0.0 million in 2005, 2004, and 2003, respectively. The Company may also, at its discretion, make a profit-sharing contribution to the 401(k) plan for each plan year. The Company’s profit sharing contributions vest after five years. No profit sharing contributions were made during the years 2003 through 2005.

13	Commitments and contingencies

Leases
      The Company has noncancelable operating leases, primarily for retail stores, which expire through 2017. A limited number of the leases contain renewal options for periods ranging from one to five years. These leases

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. Net rental expense for all operating leases, excluding real estate taxes and common area maintenance costs, was as follows (in thousands):

	For the years ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Minimum rentals	$37,591	$38,667	$56,236
Contingent rentals	2,002	1,680	1,921

Total	$39,593	$40,347	$58,157

      As of January 28, 2006, the future minimum net rental payments due under operating leases were as follows (in thousands):

Fiscal years ending:
2006	$32,624
2007	29,005
2008	26,367
2009	24,035
2010	19,961
Thereafter	42,686

Total	$174,678

License agreements
      The Company has entered into license agreements that provide for royalty payments ranging from 1.0% to 11.0% of net sales or a flat dollar amount per unit purchased of the applicable licensed products. Future minimum royalty payments required under these agreements are $0.3 million and $0.2 million in 2006 and 2007, respectively.

Litigation
      In late September 2005, the Company became aware of a kickback scheme involving its General Manager— Asia and certain vendors. On October 4, 2005 the General Manager— Asia admitted that he had received kickbacks from certain vendors over a period of eight years aggregating nearly $4.0 million. The General Manager— Asia was terminated and the Company’s Audit Committee and outside auditors were informed of the acknowledged kickbacks and the termination. On October 14, 2005, the Company’s Audit Committee retained outside counsel, and outside counsel investigated the extent of the kickback scheme, whether other employees were involved in or had knowledge of the kickbacks or similar arrangements, and whether any violations of the Foreign Corrupt Practices Act had occurred in connection with the kickback arrangements.
      The investigation by outside counsel did not indicate that any employee other than the General Manager— Asia was involved in, or had previous knowledge of, the kickback scheme or similar arrangements or that there were any violations of the Foreign Corrupt Practices Act. The investigation also did not indicate that the magnitude of the kickbacks exceeded, or were less than, the nearly $4.0 million acknowledged by the former General Manager— Asia.
      Subsequent to his termination, the former General Manager— Asia paid Wilsons Leather approximately $0.5 million. The Company has notified its insurance carrier of this issue and if the Company is able to receive

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
any recovery from its insurance carrier, it will be recorded when it has been received. The acknowledged kickback arrangements have not had a material impact upon the Company’s previously issued financial statements.
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

Guarantees
      As of January 28, 2006, and January 29, 2005, the Company had outstanding letters of credit of approximately $4.3 million and $8.0 million, respectively (see Note 8, “Long-term debt”), which were primarily used to guarantee foreign merchandise purchase orders.

14	Sale/leaseback of headquarters facility
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
      The net book value of the building approximated $3.1 million and has been removed from the accounts. The $9.4 million gain on the sale has been deferred and the appropriate amounts properly classified under short- and long-term liabilities. The short-term portion is included in “accrued expenses” and the long-term portion is included in “other long-term liabilities” on the balance sheet. Payments under the lease approximated $1.4 million for the first year, with an annual increase of 2.5% each year thereafter.

15	Related-party transactions
      In 2005, Richard Liu, Chairman of one of the Company’s major suppliers (Superior Holdings International, Ltd.), was a greater than 5% shareholder of the Company’s common stock. Superior Holdings International, Ltd. sold $11.3 million, $10.8 million, and $14.7 million of products to the Company during 2005, 2004, and 2003, respectively. The Company believes that transactions with Superior Holdings International, Ltd. are on terms no less favorable to it than those obtainable in arm’s-length transactions with unaffiliated third parties.

16	Subsequent events
      On January 31, 2006, the Company executed a Letter Agreement with General Electric Capital Corporation (the “Letter Agreement”) modifying certain fees related to its senior credit facility. Under the Letter Agreement, the Company is allowed to repay or prepay all or a portion of the outstanding balance on its Term B promissory note prior to July 31, 2007, subject to a fee totaling 0.5% of the principal amount repaid or prepaid. After July 31, 2007, the Company is allowed to prepay any remaining outstanding balance without penalty. In addition, the January 31, 2006, Letter Agreement eliminates the additional 2.75% that was applied to the interest rate on the Term B promissory note.

Schedule II

		Additions

	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
Valuation and Qualifying Accounts	of Period	Expenses	Accounts	Deductions	Period
(In thousands)
Year ended January 31, 2004:
Allowance for doubtful accounts deducted from accounts receivable	$145	$874	$—	$(931)	$88
Year ended January 29, 2005:
Allowance for doubtful accounts deducted from accounts receivable	$88	$506	$—	$(518)	$76
Year ended January 28, 2006:
Allowance for doubtful accounts deducted from accounts receivable	$76	$425	$—	$(425)	$76

      Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act, as amended, are located under the SEC file number 0-2143.
EXHIBIT INDEX

Exhibit
No.		Description	Method of Filing

3.1		Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002.(1)	Incorporated by Reference
3.2		Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004.(2)	Incorporated by Reference
4.1		Specimen of common stock certificate.(3)	Incorporated by Reference
4.2		Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(4)	Incorporated by Reference
4.3		Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(5)	Incorporated by Reference
4.4		Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the purchasers identified on the signatory pages thereto (the “Purchase Agreement”).(6)	Incorporated by Reference
4.5		Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the investors identified therein.(7)	Incorporated by Reference
4.6		Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004.(8)	Incorporated by Reference
10.1		Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation.(9)	Incorporated by Reference
*10	.2	Corporate Leadership Team Incentive Plan, as amended.(10)	Incorporated by Reference
*10	.3	Wilsons The Leather Experts Inc. 401(k) Plan.(11)	Incorporated by Reference
10.4		Fourth Amended and Restated Credit Agreement dated as of April 23, 2002, among Wilsons Leather Holdings Inc., as Borrower, the Lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, GECC Capital Markets Corp., Inc. as Lead Arranger, the CIT Group/ Business Credit, Inc., as Lender and Documentation Agent and Wells Fargo Retail Finance LLC, as Lender and Syndication Agent.(12)	Incorporated by Reference
10.5		Store Guarantors’ Guaranty dated as of May 25, 1996, by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation.(13)	Incorporated by Reference
*10	.6	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan.(3)	Incorporated by Reference

Exhibit
No.	Description	Method of Filing

10.7	Joinder Agreement dated as of May 24, 1999, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(14)	Incorporated by Reference
10.8	Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(15)	Incorporated by Reference
10.9	Pledge Agreement dated as of May 24, 1999, between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(16)	Incorporated by Reference
10.10	Pledge Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(17)	Incorporated by Reference
10.11	Pledge Agreement dated as of May 25, 1996, between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(18)	Incorporated by Reference
10.12	Pledge Agreement dated as of May 25, 1996, between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(19)	Incorporated by Reference
10.13	Pledge Agreement dated as of May 25, 1996, between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(20)	Incorporated by Reference
10.14	Reaffirmation of Guaranty dated as of May 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(21)	Incorporated by Reference
10.15	Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation.(22)	Incorporated by Reference
10.16	Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation.(23)	Incorporated by Reference
10.17	Reaffirmation of Guaranty dated as of July 31, 1997, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(24)	Incorporated by Reference
10.18	Wilsons The Leather Experts Inc. 1998 Stock Option Plan. (25)	Incorporated by Reference
10.19	Reaffirmation of Guaranty dated September 24, 1999, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc.(26)	Incorporated by Reference
10.20	Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders.(27)	Incorporated by Reference
10.21	Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(28)	Incorporated by Reference
10.22	Pledge Amendment dated as of October 31, 2000, by River Hills Wilsons, Inc.(29)	Incorporated by Reference

Exhibit
No.		Description	Method of Filing

10.23		Pledge Agreement dated as of October 31, 2000, by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(30)	Incorporated by Reference
10.24		Reaffirmation of Guaranty dated as of October 31, 2000, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation.(31)	Incorporated by Reference
*10	.25	Wilsons The Leather Experts Inc. Amended and Restated 2000 Long Term Incentive Plan.(32)	Incorporated by Reference
10.26		Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation.(33)	Incorporated by Reference
10.27		Pledge Amendment, dated as of April 13, 2001, by WWT, Inc. (34)	Incorporated by Reference
10.28		Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(35)	Incorporated by Reference
10.29		Reaffirmation Of Guaranty dated as of April 13, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(36)	Incorporated by Reference
10.30		Reaffirmation Of Guaranty dated as of June 19, 2001, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc., in favor of General Electric Capital Corporation.(37)	Incorporated by Reference
10.31		Reaffirmation of Guaranty dated as of April 23, 2002, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(38)	Incorporated by Reference
10.32		Lease, IRET Properties Landlord to Bermans The Leather Experts, Inc. Tenant, dated June 21, 2002.(39)	Incorporated by Reference
10.33		First Amendment to Fourth Amended and Restated Credit Agreement dated as of November 1, 2002, by and among Wilsons Leather Holdings Inc., General Electric Capital Corporation, the credit parties signatory thereto and the lenders signatory thereto.(40)	Incorporated by Reference
10.34		Limited Waiver and Second Amendment to Fourth Amended and Restated Credit Agreement dated as of January 21, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(41)	Incorporated by Reference
10.35		Limited Waiver and Third Amendment to Fourth Amended and Restated Credit Agreement dated as of April 11, 2003, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(42)	Incorporated by Reference
10.36		Reaffirmation of Guaranty dated as of April 11, 2003, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(43)	Incorporated by Reference
*10	.37	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan, as amended.(44)	Incorporated by Reference

Exhibit
No.		Description	Method of Filing

10.38		Fourth Amendment to Fourth Amended and Restated Credit Agreement dated as of January 21, 2004, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(45)	Incorporated by Reference
10.39		Reaffirmation of Guaranty dated as of January 21, 2004, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(46)	Incorporated by Reference
10.40		Limited Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 15, 2004 among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto.(47)	Incorporated by Reference
10.41		Reaffirmation of Guaranty dated as of April 15, 2004 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(48)	Incorporated by Reference
10.42		Reaffirmation of Guaranty dated as of November 1, 2002 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(49)	Incorporated by Reference
10.43		Joinder Agreement dated as of October 10, 2000, by and between Wilsons Leather Direct Inc. and General Electric Capital Corporation.(50)	Incorporated by Reference
10.44		Sixth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 27, 2004 among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(51)	Incorporated by Reference
10.45		Reaffirmation of Guaranty dated as of April 27, 2004 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(52)	Incorporated by Reference
*10	.46	Stay Bonus Agreement dated April 5, 2004, between Peter G. Michielutti and the Company.(53)	Incorporated by Reference
*10	.47	First Amendment to Stay Bonus Agreement dated as of June 21, 2004, by Peter G. Michielutti and the Company.(54)	Incorporated by Reference
*10	.48	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 1996 Stock Option Plan.(55)	Incorporated by Reference
*10	.49	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 1996 Stock Option Plan.(56)	Incorporated by Reference
*10	.50	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 2000 Long Term Incentive Plan.(57)	Incorporated by Reference
*10	.51	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.(58)	Incorporated by Reference
*10	.52	Form of Restricted Stock Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.(59)	Incorporated by Reference

Exhibit
No.		Description	Method of Filing

*10	.53	Employment Agreement, dated as of November 22, 2004, between the Company and Michael M. Searles.(60)	Incorporated by Reference
*10	.54	Form of Non-Statutory Stock Option Agreement between the Company and Michael M. Searles.(61)	Incorporated by Reference
10.55		Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 2, 2005, among Wilsons Leather Holdings Inc., a Minnesota corporation, General Electric Capital Corporation, a Delaware corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(62)	Incorporated by Reference
*10	.56	Waiver and Modification, dated March 2, 2005, under Employment Agreement dated November 22, 2004, between Michael Searles and the Company.(63)	Incorporated by Reference
10.57		Limited Waiver and Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 4, 2005, among Wilsons Leather Holdings Inc., a Minnesota corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(64)	Incorporated by Reference
*10	.58	Amendment to Employment Agreement dated as of September 14, 2005, by and between Michael M. Searles and the Company. (65)	Incorporated by Reference
*10	.59	Agreement dated January 13, 2006, by and between Peter G. Michielutti and River Hills Wilsons, Inc.(66)	Incorporated by Reference
*10	.60	Agreement dated March 10, 2006, by and between Teresa L. Wright and River Hills Wilsons, Inc.(67)	Incorporated by Reference
10.61		Ninth Amendment to Fourth Amended and Restated Credit Agreement dated as of June 9, 2005, among Wilsons Leather Holdings, Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.	Electronic Transmission
10.62		Letter Agreement dated January 31, 2006, between Wilsons Leather Holdings, Inc., and General Electric Corporation	Electronic Transmission
14.1		Code of Business Ethics and Conduct.(68)	Incorporated by Reference
21.1		Subsidiaries of Wilsons The Leather Experts Inc.	Electronic Transmission
23.1		Consent of KPMG LLP.	Electronic Transmission
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
32.1		Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
32.2		Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

*	Management contract, compensating plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002.

(2)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005.

(3)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(4)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(5)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 0-21543).

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(9)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 19, 2005.

(11)	Incorporated by Reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Commission.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 filed, with the Commission.

(13)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(15)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(16)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(17)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(18)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(19)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(20)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(21)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(22)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(23)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(24)	Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2005.

(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended October 30, 1999, filed with the Commission.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(28)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(29)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(30)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(31)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(32)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-109977) filed with the Commission on October 24, 2003.

(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(34)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(35)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(36)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(37)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(38)	Incorporated by reference to Exhibit 10.2 to the Company’s Report of Form 10-Q for the quarter ended May 4, 2002, filed with the Commission.

(39)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended November 2, 2002, filed with the Commission.

(41)	Incorporated by reference to Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(42)	Incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(43)	Incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended February 1, 2003, filed with the Commission.

(44)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 3, 2003, filed with the Commission.

(45)	Incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(46)	Incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(47)	Incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(48)	Incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(49)	Incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(50)	Incorporated by reference to Exhibit 10.33 to the Company’s Report on Form 10-K for the year ended February 3, 2001, filed with the Commission.

(51)	Incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(52)	Incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-K for the year ended January 31, 2004.

(53)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 31, 2004.

(54)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(55)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(56)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(57)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(58)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004.

(59)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(60)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

(61)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

(62)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on March 8, 2005.

(63)	Incorporated by reference to Exhibit 10.73 to the Company’s Report on Form 10-K for the year ended January 29, 2005.

(64)	Incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 10-K for the year ended January 29, 2005.

(65)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on September 19, 2005.

(66)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on January 19, 2006.

(67)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on March 13, 2006.

(68)	Incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K for the year ended January 31, 2004.