Form 10-Q
period 2006-04-29
WILSONS THE LEATHER EXPERTS INC
filed 2006-06-08
CIK 1016607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 1, 2006, there were 39,124,193 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	April 29,	January 28,
	2006	2006(1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,479	$45,552
Accounts receivable, net	2,766	4,063
Inventories	69,552	85,645
Prepaid expenses	5,082	1,987

TOTAL CURRENT ASSETS	126,879	137,247
Property and equipment, net	41,046	41,045
Other assets, net	1,419	1,576

TOTAL ASSETS	$169,344	$179,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,889	$12,036
Accrued expenses	15,856	16,595
Income taxes payable	2,810	5,685
Deferred income taxes	53	53

TOTAL CURRENT LIABILITIES	29,608	34,369
Long-term debt	20,000	20,000
Other long-term liabilities	17,505	17,445

TOTAL LIABILITIES	67,113	71,814

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value; 150,000,000 shares authorized; 39,124,193 and 39,087,652 shares issued and outstanding on April 29, 2006 and January 28, 2006, respectively	391	391
Additional paid-in capital	134,530	133,853
Accumulated deficit	(32,701)	(26,201)
Accumulated other comprehensive income	11	11

TOTAL SHAREHOLDERS’ EQUITY	102,231	108,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,344	$179,868

The accompanying notes are an integral part of these consolidated financial statements.
(1) Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	April 29,	April 30,
	2006	2005

NET SALES	$74,680	$84,329
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	54,950	58,944

Gross margin	19,730	25,385

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,580	24,804
DEPRECIATION AND AMORTIZATION	3,172	3,711

Operating loss	(9,022)	(3,130)
INTEREST EXPENSE, net	242	663

Loss before income taxes	(9,264)	(3,793)
INCOME TAX BENEFIT	(2,764)	—

Net loss	$(6,500)	$(3,793)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.17)	$(0.10)

Weighted average shares outstanding — basic and diluted	39,105	38,901

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended
	April 29,	April 30,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(6,500)	$(3,793)
Adjustments to reconcile loss from operations to net cash provided by operating activities:
Depreciation	3,172	3,711
Amortization of deferred financing costs	157	157
Gain on disposal of assets	(2)	(163)
Stock-compensation expense	569	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,297	163
Inventories	16,093	16,439
Prepaid expenses and other current assets	(3,095)	(3,150)
Accounts payable and accrued expenses	(1,886)	(12,526)
Income taxes payable and other liabilities	(2,814)	(107)

Net cash provided by operating activities	6,991	731

INVESTING ACTIVITIES:
Additions to property and equipment	(3,171)	(2,081)
Proceeds from the disposition of property and equipment	—	163

Net cash used in investing activities	(3,171)	(1,918)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	107	372
Repayments of long-term debt	—	(5,000)

Net cash provided by (used in) financing activities	107	(4,628)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,927	(5,815)
CASH AND CASH EQUIVALENTS, beginning of period	45,552	48,821

CASH AND CASH EQUIVALENTS, end of period	$49,479	$43,006

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 Summary of significant accounting policies
     Nature of organization
     Wilsons The Leather Experts Inc. (“Wilsons Leather”, “Wilsons” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At April 29, 2006, Wilsons Leather operated 421 permanent retail stores located in 45 states, including 297 mall stores, 110 outlet stores and 14 airport stores. The Company supplemented its permanent mall stores with 118 seasonal stores during its peak selling season from October through January during fiscal 2005. Operation of the Company’s temporary seasonal stores will be suspended in 2006 and for the foreseeable future, but may be reconsidered if circumstances warrant.
     Basis of presentation
     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At April 29, 2006, Wilsons Leather operated in one segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with U. S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in these interim statements pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate so as not to make the information presented misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes included in its 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company’s business is highly seasonal, and accordingly, interim operating results are not indicative of the results that may be expected for the fiscal year ending February 3, 2007.
     Fiscal year
     The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004 are referred to herein as 2006, 2005, 2004, and 2003, respectively. The year ending February 3, 2007, consists of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-Q.
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
     Cash and cash equivalents
     Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market funds. Interest income of $0.6 million and $0.3 million in the first quarter of 2006 and 2005, respectively, is included in interest expense, net in the accompanying statements of operations.

     Inventories
     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of April 29, 2006, and January 28, 2006, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.
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
     Store closing and impairment of long-lived assets
     The Company continually reviews its stores’ operating performance and assesses plans for store closures. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset cost down to its estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. These impairment charges are recorded as a component of selling, general and administrative expenses when incurred.
     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At April 29, 2006, and January 28, 2006, the Company had no amounts accrued for store lease terminations.
     Debt issuance costs
     Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.
     Operating leases
     The Company has approximately 423 noncancelable operating leases, primarily for retail stores, which expire at various times through 2017. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease. Prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to FSP FAS 13-1.

     Revenue recognition
     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in costs of goods sold, buying and occupancy costs. The Company recognizes layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment are recorded as customer deposits and are included in accrued expenses in the accompanying balance sheet. Revenue for gift certificate or gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded to cover in-transit shipments, as product is shipped to these customers Free on Board destination. Revenue on sales to wholesale customers is generally recognized upon shipment as our standard terms are Free on Board origin. Wholesale revenues may be recognized post shipment if the contractual shipping terms differ from the Company’s standard terms.
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
     Foreign currency translation
     The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity as other comprehensive income (loss) and have been insignificant in all fiscal periods presented. Transaction gains and losses are reflected in income.
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

	For the three months ended
	April 29,	April 30,
	2006	2005
Weighted average common shares outstanding — basic	39,105	38,901
Effect of dilutive securities: stock options	—	—
Effect of dilutive securities: warrants	—	—

Weighted average common shares outstanding — diluted	39,105	38,901

     The total dilutive potential common shares excluded from the above calculations for the fiscal quarters ended April 29, 2006 and April 30, 2005, were 665,177 and 1,199,401, respectively, as their inclusion would have had an anti-dilutive effect on net loss per share.

     New accounting pronouncement
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company adopted SFAS No. 151 in the first quarter of 2006. Adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated financial statements.
2 Other comprehensive income
     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the three-month periods ending April 29, 2006, and April 30, 2005, the amounts were not significant.
3 Long-term debt
     Long-term debt at April 29, 2006, and January 28, 2006, consisted of the following (in thousands):

	April 29,	January 28,
	2006	2006
Term B promissory note	$20,000	$20,000

Total debt	20,000	20,000
Less: current portion	—	—

Total long-term debt	$20,000	$20,000

     Term B promissory note and senior credit facility
     General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, as amended, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The senior credit facility expiration date is June 28, 2008, at which time all borrowings, including the Term B promissory note, will become due and payable.
     The Term B promissory note is collateralized by the Company’s inventory. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card receivables. Through the third quarter of 2005 interest on cash borrowings under the senior credit facility was at LIBOR plus 1.50%, the commercial paper rate plus 1.50% or the prime rate plus 0.25%. Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable rate will be adjusted quarterly on a prospective basis based on achievement of defined quarterly targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”). With respect to the Term B promissory note, the interest rate in 2005 was the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. On January 31, 2006, the Company executed another letter agreement with General Electric Capital Corporation whereby the additional 2.75% is no longer applicable. The Company pays monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $20.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At April 29, 2006, the Company was in compliance with all covenants related to the senior credit facility.
     At April 29, 2006, and January 28, 2006, there were no borrowings under the revolving portion of the credit facility. At April 29, 2006, and January 28, 2006, there were $3.5 million and $4.3 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million on April 29, 2006 and January 28, 2006.

4 Employee stock benefit plans
     Stock options
     The Company has adopted the amended 1996 Stock Option Plan, the 1998 Stock Option Plan and the Amended and Restated 2000 Long Term Incentive Plan (collectively the “Plans”), pursuant to which options to acquire an aggregate of 6,450,000 shares of its common stock may be granted.
     The Compensation Committee of the board of directors is responsible for administering the Plans and approves grants in connection therewith. The Amended and Restated 2000 Long Term Incentive Plan provides that the Compensation Committee may grant incentive stock options, non-qualified stock options, stock appreciation rights, non-vested shares (restricted stock) and performance share awards, and determine the terms and conditions of each grant. All outstanding stock options granted since the Company became a publicly held corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of the grant and expire five to 10 years from the date of grant. In addition, the stock options generally provide for accelerated vesting if there is a change in control (as defined in the Plans).
     The following is a summary of stock option information, weighted average exercise prices and remaining contractual life (in years) for the Company’s stock option plans as of and for the three months ended April 29, 2006:

	As of and for the three months ended April 29, 2006
		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life
Outstanding, beginning of period	3,470,736	$6.79
Granted	199,000	$3.62
Exercised	(27,120)	$2.90
Forfeited	(198,333)	$5.85
Expired	(160,467)	$12.35

Outstanding, end of period	3,283,816	$6.41	4.72

Exercisable, end of period	1,026,483	$8.43	4.78

Available for grant, end of period	1,730,255

     During the three months ended April 29, 2006, the total intrinsic value of options exercised (the difference between the market price at exercise and the price paid by optionees to exercise the option) was $17,647 and the total amount of cash received from the exercise of these options was $78,745. As of April 29, 2006, total unrecognized compensation costs related to unvested stock-based awards was $5.0 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.
     The following table summarizes information about the weighted average remaining contracted life (in years), the weighted average exercise prices and the aggregate intrinsic value for stock options outstanding as of the quarter ended April 29, 2006:

	Options Outstanding and Exercisable by Price Range as of April 29, 2006
	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
Range of Exercise	Number of	Average	Average	Aggregate	Number of	Average	Aggregate
Prices	Options	Remaining Life	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value
$ 2.07 - $ 4.14	553,377	5.5	$3.59	$171,547	204,377	$3.50	$81,751
$ 4.14 - $ 6.21	2,175,118	4.5	$5.74	—	397,785	$5.59	—
$ 6.21 - $ 8.28	156,402	4.1	$6.74	—	25,402	$6.81	—
$ 8.28 - $10.34	9,828	2.3	$9.32	—	9,828	$9.32	—
$10.34 - $12.41	164,671	5.1	$11.19	—	164,671	$11.19	—
$12.41 - $14.48	108,488	6.0	$13.75	—	108,488	$13.75	—
$14.48 - $16.55	43,257	3.7	$15.91	—	43,257	$15.91	—
$16.55 - $18.62	5,475	1.9	$17.33	—	5,475	$17.33	—
$18.62 - $20.69	67,200	4.6	$19.77	—	67,200	$19.77	—

	3,283,816	4.7	$6.41	$171,547	1,026,483	$8.43	$81,751

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money stock options based on Wilsons closing stock price of $3.90 as of April 28, 2006, which would have been received by the option holders had all such options been exercised as of that date.
     A summary of the Company’s unvested stock options as of April 29, 2006 and changes during the three months ended April 29, 2006 is as follows:

	As of and for the three months ended
	April 29, 2006
		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested, beginning of period	2,256,666	$3.28
Granted	199,000	$2.14
Vested	—	$—
Forfeited	(198,333)	$3.40

Unvested, end of period	2,257,333	$3.17

     Stock-based compensation
     On January 29, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) which requires the recognition of compensation expense in an amount equal to the fair market value of share-based payments granted to employees and non-employee directors. These share-based payments include employee stock options, employee stock purchases related to the Company’s employee stock purchase plan and other stock-based awards (“stock-based compensation”). Prior to January 29, 2006, the Company accounted for employee stock-based compensation using the intrinsic-value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and its related implementation guidance under which no compensation cost had been recognized. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company adopted the disclosure provisions for employee stock-based compensation and only disclosed such compensation pro forma in the notes to the consolidated financial statements.

     The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, the Company recognizes compensation costs for new grants of stock-based awards, awards modified on or after the effective date of January 29, 2006, and the remaining portion of the fair value of the unvested awards at January 29, 2006. The Company’s consolidated financial statements as of and for the three months ended April 29, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, prior periods have not been restated and do not include the impact of SFAS No.123R.
     SFAS No. 123R requires companies to measure the cost of stock-based awards based on the fair value of the award at the date of grant. In measuring the value of stock-based compensation under SFAS No. 123R, or previously under SFAS No. 123, Wilsons uses the Black-Scholes option pricing model to estimate the grant date fair value of each stock-based award. The Company’s estimates of fair value are affected by the price of Wilsons common stock, the nature of the share-based award, and other complex and subjective variables including but not limited to, expected term of the stock-based awards, the expected volatility of the Company’s stock price over the term of the award, and actual and projected stock option behavior of Wilsons’ employees.
     The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the grant date fair value of awards granted in the three months ended April 29, 2006 (there were no options granted in the first quarter of 2005):

	Expected				Weighted average
	term	Expected	Risk-free	Dividend	fair value of
	(in years)	volatility	interest rate	yield	options granted
2006	4.1	70.1%	4.7%	0.0%	$2.14
2005	NA	NA	NA	NA	NA
     The weighted average expected term reflects the period of time for which options are expected to be outstanding. That is from grant date to expected exercise or other expected settlement. The Company’s calculation of expected term is based on historical experience of its option plans as well expectations of future employee stock option behavior. The expected volatility of Wilsons’ stock price is based on the actual historical volatility over a period that is commensurate to the expected term of the option. The risk-free interest rate is based on the average implied yield on U.S. Treasury instruments with a term approximating the expected term of the option. The expected dividend yield is zero, as Wilsons has not declared a dividend in the past and the ability to pay cash dividends in the future is limited by certain provisions in the Company’s senior credit facility.
     The Company’s SFAS No. 123R fair value calculations are based on a single-option valuation approach and applicable compensation cost is recognized on a straight-line basis over the vesting period of the stock-based award. A similar approach was taken for periods prior to January 29, 2006 under SFAS No. 123 for the required pro forma disclosures. In addition, the amount of stock-based compensation cost recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company factored estimated forfeitures as of the grant date into the compensation expense to be recognized. Pursuant to SFAS No. 123R, the stock-based compensation expense recognized in the first quarter of 2006 has been reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience of the Company’s option plans and any adjustment to the forfeiture rate in the future will result in a cumulative adjustment in the period that this estimate is changed. Ultimately, the total compensation expense recognized for any given stock-based award over its vesting period will only be for those shares that actually vest.
     Stock-based compensation expense recognized under SFAS No. 123R for the first quarter of 2006 totaled $0.6 million before income taxes primarily for expenses related to employee stock options. All of the Company’s stock-based compensation is recognized as part of selling, general and administrative expenses. As a result of adopting SFAS No. 123R on January 29, 2006, the Company’s net loss for the quarter ended April 29, 2006 is higher by $0.6 million due to this policy change. Basic and diluted loss per share for the quarter ended April 29, 2006 would have been $0.15 prior to the adoption of SFAS No. 123R compared to the reported per share loss of $0.17.
     Had compensation cost for stock-based awards been determined and recorded consistent with SFAS No. 123 in prior periods, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been the following pro forma amounts (in thousands, except per share amounts):

For the three
months ended
April 30,
2005
Net loss:
As reported	$(3,793)
Stock-based employee compensation expense included in net loss	—
Stock-based employee compensation determined under fair value based method for all awards	(148)

Pro forma loss	$(3,941)

Basic and diluted loss per share:
As reported	$(0.10)
Stock-based employee compensation expense included in net loss	—
Stock-based employee compensation determined under fair value based method for all awards	—

Pro forma loss	$(0.10)

     For purposes of this pro forma disclosure, the value of the stock options was estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Pro forma disclosures for the three months ended April 29, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

     In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options is to be presented as a financing activity inflow in the statement of cash flows. Prior to the adoption of SFAS No. 123R, all tax benefits resulting from the exercise of stock options were included as operating cash flows. However, due to Wilsons’ net operating loss carryforward position and the valuation allowance recorded against the Company’s deferred tax assets, there is no cash flow effect for any excess tax benefits from stock option exercises for the period ended April 29, 2006. Once Wilsons is no longer in a full valuation allowance position, excess tax benefits will be recorded when a deduction reported for income tax purposes related to settlement of a stock-based award exceeds the compensation costs recognized for financial reporting purposes.
     Non-vested shares
     The Company can and has awarded non-vested share awards (restricted stock grants) to selected employees under the Amended and Restated 2000 Long Term Incentive Plan. These non-vested share awards generally vested ratably over four years from the date of grant, subject to acceleration if certain performance targets were met. As of July 2004, all unvested outstanding non-vested share awards became vested due to a change-in-control pursuant to the Company’s Plans, defined above. There have been no non-vested share awards granted since that time. Under SFAS No. 123R, the fair value of any future non-vested share awards will be estimated on the grant date based on the then current market value of the Company’s stock and will be amortized to compensation expense on a straight-line basis over the related vesting period. The total number of non-vested share awards expected to vest will be adjusted by estimated forfeiture rates.
     Employee stock purchase plan
     The Company has an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 625,000 shares of common stock to be purchased under the ESPP. As of April 29, 2006, 381,581 shares had been issued under the plan and 243,419 were available for future issuance. Prior to January 29, 2006, under APB No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the ESPP. However, based on the provisions of the ESPP regarding purchase discounts, the plan is deemed compensatory under SFAS No. 123R. As such, compensation expense is recognized for the fair value of the option features of the ESPP purchases as of January 29, 2006. The ESPP fair value is estimated using the Black-Scholes option pricing model with applicable assumptions and input variables. Stock-based compensation expense recognized under SFAS No. 123R for the first quarter of 2006 related to the ESPP was insignificant.
5 Legal proceedings
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

6 Supplemental balance sheet information

	April 29,	January 28,
(In thousands)	2006	2006

Accounts receivable, net:
Trade receivables	$1,740	$2,579
Other receivables	1,112	1,641

Total	2,852	4,220
Less — Allowance for doubtful accounts	(44)	(76)
Less — Deferred sales	(42)	(81)

Total accounts receivable, net	$2,766	$4,063

Inventories:
Raw materials	$3,844	$2,040
Finished goods	65,708	83,605

Total inventories	$69,552	$85,645

Property and equipment, net:
Equipment and furniture	$76,111	$75,250
Leasehold improvements	41,514	40,101

Total	117,625	115,351
Less — Accumulated depreciation and amortization	(76,579)	(74,306)

Net property and equipment	$41,046	$41,045

Other assets, net:
Debt issuance costs	$5,384	$5,384
Less — Accumulated amortization	(4,024)	(3,867)

Debt issuance costs, net	1,360	1,517
Other intangible assets, net	59	59

Total	$1,419	$1,576

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K. When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies.
     Our fiscal year ends on the Saturday closest to January 31. The periods that will end or had ended on February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004, are referred to herein as 2006, 2005, 2004, and 2003, respectively. The year ended February 3, 2007, consists of 53 weeks as compared to 52 weeks for all other years listed.
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
     As of April 29, 2006, we operated a total of 421 stores located in 45 states, including 297 mall stores, 110 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season, which totaled 118 in 2005. Operation of our temporary seasonal stores will be suspended in 2006 and for the foreseeable future, but may be reconsidered in the future. Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outlet(SM) name, average approximately 4,000 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in- season goods. Our airport stores average approximately 700 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States. Our e-commerce site, www.wilsonsleather.com, offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. The name and reputation of the Wilsons Leather brand assures customers they are purchasing quality and fashionable merchandise.
     We measure performance using such key operating statistics as comparable store sales, sales per square foot, gross margin percentage and store operating expenses, with a focus on labor, as a percentage of net sales. These results translate into store operating contribution and store cash flow, which we use to evaluate overall performance on an individual store basis. Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin and is measured as a percentage of net sales. Store operating contribution gives us an overall measure as to whether or not individual locations and markets are meeting our financial objectives.
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
     We generate a significant portion of our sales from October through January, which includes the holiday selling season. We generated 52.5% of our annual sales in that time period in 2005 and 27.7% in December alone. As part of our strategy to improve operating margins and maximize revenue and profitability during non-peak selling seasons, we have increased the number of outlet locations since 2000, which are less seasonal, and modified our product mix to emphasize accessories. In addition, our continued focus on accessory penetration has resulted in accessory sales growth as a percentage of our total sales to 38.3% in 2005 from 35.6% in 2004 and 33.6% in 2003. During the third quarter of 2005, we initiated an accessory intensification strategy in 113 of our stores offering an increased assortment of handbags, wallets, shoes and women’s executive products.

     Comparable store sales decreased 10.8% in the three months ended April 29, 2006, compared to a 15.8% increase in comparable store sales in the same period of the prior year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the same period in the prior year.
     In 2006, our focus will be on creating a new model that will lead to consistent top-line performance while maintaining merchandise margins, cash position, the health of our balance sheet and a rational store count. To this end we are pursuing four initiatives:
•	reengineering our Wilsons Leather mall stores with greater accessory penetration, migration to a product mix with higher price points, introduction of new signage, product ticketing and store set-ups giving our mall stores a fresh and clean look that is easier to shop. This will be completed in our mall stores during the third quarter in advance of the holiday selling season;

•	revitalizing our outlet division with marketing packages differentiated from our mall stores and improved merchandising within the outlet stores;

•	planning the launch of a new store concept in 2007 concentrating on mid-to-higher-end accessory offerings with a limited assortment of outerwear; and

•	laying the foundation for a future wholesale business to sell proprietary licensed and branded leather products in geographies and product categories outside our current markets and product mix.
     This is a multi-year, multi-format strategy intended to move Wilsons Leather into a stronger position as a company and a more relevant brand for the future. We believe the impact of our strategies will not be realized until after 2006.
     We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.
     Critical accounting policies
     We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that begins on page 26 of our 2005 Annual Report on Form 10-K. No material changes occurred to these policies in the periods covered by this quarterly report.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 29, 2006, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2005
          Net Sales. Net sales decreased 11.4% to $74.7 million in the three months ended April 29, 2006, from $84.3 million in the comparable period last year. The decrease was experienced in all divisions with men’s down 12.2%, women’s down 18.3% and accessories down 3.0%. Both malls and outlets were down 14.8% and 4.2%, respectively, as we transition our merchandise mix pursuant to our strategy of reengineering our mall stores to a newer, fresher and less outerwear dependent product mix. During the first quarter of 2006, we limited receipts of new merchandise to focus on repositioning our inventory and eliminating non-go-forward inventory including styles carried over from prior years, which contributed to the decline in net sales.
          This is a period of significant transition for our Wilsons Leather mall stores as we implement these changes and it has had a negative impact on our comparable store sales which decreased 10.8% for the three months ended April 29, 2006, compared to an increase of 15.8% in comparable store sales in the same period last year. It is anticipated that these changes will continue into the second quarter of 2006. In addition, we operated on average 11 fewer stores in the first quarter of 2006 as compared to the similar period in 2005.
          We opened two stores and closed three stores in the three months ended April 29, 2006, compared to opening no stores and closing seven stores in the comparable period last year. As of April 29, 2006, we operated 421 stores compared to 429 stores at April 30, 2005. We have historically supplemented our permanent mall stores with seasonal stores during our peak selling season from October to January. We have no plans to operate any seasonal stores during the 2006 holiday selling season or in the foreseeable future, but may reconsider if circumstances warrant.

          Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $4.0 million, or 6.8%, in the three months ended April 29, 2006, compared to the comparable period last year. This decrease was primarily driven by a $5.9 million decrease in product costs due to the lower sales volume discussed above. This decrease was partially offset by a $1.5 million increase in markdowns as we liquidated certain inventory as part of our strategic initiative relating to the reengineering of our mall stores’ product mix. During the quarter we took aggressive actions to reduce our outerwear inventories as well as accelerating markdowns on existing handbag and accessory inventory all in preparation of the fall implementation of the new look and feel of our mall stores. We anticipate these actions will continue into the second quarter of 2006. In addition, buying and occupancy costs increased $0.4 million including increased expenditures related to the new merchandising strategies in both our mall and outlet stores.
          Gross margin as a percentage of net sales decreased 370 basis points to 26.4% in the first quarter of 2006 compared to 30.1% in the first quarter of 2005. This decrease in gross margin rate was primarily driven by a 40 basis point decrease in merchandise margins resulting from higher initial markups being offset by higher markdowns as a percentage of net sales. In addition, buying, occupancy and delivery costs as a percentage of net sales increased by 330 basis points which represents the de-leveraging resulting from our comparable store sales decrease.
          Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased to $25.6 million in the first quarter of 2006 from $24.8 million in the first quarter of 2005, and increased as a percentage of net sales to 34.3% from 29.4%. The $0.8 million increase was primarily due to: (1) a $0.6 million charge related to stock-based compensation costs we recorded in the first quarter of 2006 with the adoption of SFAS No. 123R with no corresponding amount in the similar period last year, (2) a $0.5 million increase in costs related to recruiting, relocation and severance, (3) a $0.2 million increase in spending related to administration of our e-commerce site due to higher on-line sales volume year-over-year, (4) a $0.1 million increase in store related expenses with higher payroll costs offsetting decreased expenses due to our lower store count and sales volume, and (5) a $0.4 million increase in other administrative costs including higher spending on medical insurance, workers’ compensation, legal and professional services. These spending increases were partially offset by: (1) a $0.7 million decrease in incentive bonuses accrued in the first quarter of 2006 as compared to the similar period in 2005, and (2) a $0.3 million decrease in promotional spending.
          Depreciation and Amortization. Depreciation and amortization decreased to $3.2 million in the three months ended April 29, 2006, from $3.7 million in the comparable period last year, and decreased as a percentage of net sales to 4.2% from 4.4%. The decrease of $0.5 million was primarily due to: (1) a 2.5% decrease in average store count for the three months ended April 29, 2006 compared to 2005, and (2) $0.4 million in accelerated depreciation recorded in the first quarter of 2005 related to known store closings in excess of comparable deductions in the first quarter of 2006.
          Operating Loss. As a result of the above, the operating loss was $9.0 million in the three months ended April 29, 2006, compared to a $3.1 million loss for the comparable period last year, or 12.1% of net sales in 2006 as compared to 3.7% of 2005 net sales. This decrease was due to: (1) $5.7 million in lower gross margin dollars as compared to the prior year, (2) $0.8 million increase in SG&A spending in 2006 compared to 2005, partially offset by (3) $0.5 million decreased depreciation expense in 2006 due to a lower asset base.
          Interest Expense, Net. Net interest expense decreased to $0.2 million in 2006 from $0.7 million in 2005, primarily due to higher interest income earned on our higher average cash balances in the first quarter of 2006 compared to 2005 as well as decreased interest expense related to lower average debt levels in 2006 compared to the similar period last year.
          Income Tax Benefit. A net income tax benefit of $2.8 million was recorded in the first quarter of 2006. This benefit relates to a partial reduction of the income tax provision we recorded in the fourth quarter of 2005. Due to our July tax year end, we recorded a provision in the fourth quarter of 2005 for income taxes due based on estimated taxable income for the first half of the tax year. As a result of the net loss incurred in the first quarter of 2006, the taxable income estimate and related income taxes due have been reduced. There was no income tax benefit recorded in 2005. Due to cumulative losses sustained in over the past five fiscal years, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2005 Annual Report on Form 10-K.

     Net Loss. Net loss for the three months ended April 29, 2006, was $6.5 million compared to a net loss of $3.8 million in the comparable period last year. The $2.7 million increase in net loss over the prior year is primarily due to: (1) $5.7 million in lower gross margin dollars, (2) $0.8 million increase in SG&A spending, partially offset by (3) $0.5 million decreased depreciation, (4) a $0.4 million decrease in interest expense, and (5) the $2.8 million net income tax benefit recorded in the current quarter (all discussed above).
     Liquidity and capital resources
     Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems and increasing capacity and efficiency for our distribution center. In addition, implementation of our four key initiatives relating to establishing a new multi-format model, reengineering our mall stores, revitalizing our outlet division, developing a wholesale business, and planning the launch of a new concept store, requires significant resources including capital dollars. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.
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
     As of April 29, 2006, we had no borrowings under the revolving portion of the senior credit facility and the Term B promissory note had a balance of $20.0 million, and we had $3.5 million in outstanding letters of credit.
     Through the third quarter of 2005, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR (seven to 30 days) plus 1.50%, or the prime rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the “swing line” portion of the revolver). Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margin will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. Interest is payable on the Term B promissory note at a variable rate equal to the prime rate plus 4.0%. We pay monthly fees on the unused portion of the senior credit facility and on the average daily amount of letters of credit outstanding during each month. The senior credit facility expiration is June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 0.5% prepayment fee if prepayment is made on or prior to July 31, 2007. After July 31, 2007, any remaining balance of the Term B promissory note is prepayable without penalty only with the consent of the senior lenders. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At April 29, 2006, we were in compliance with all covenants related to the senior credit facility.
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
Cash flow analysis
     Operating Activities. Operating activities for the three months ended April 29, 2006, provided cash of $7.0 million compared to $0.7 million in the corresponding period of 2005.
     For the first quarter of 2006, the $7.0 million of cash provided by operating activities included these sources of cash: (1) a $16.1 million decrease in inventories following the holiday selling season , (2) $3.3 million in non-cash adjustments for depreciation and amortization, (3) a $1.3 million decrease in net accounts receivable, and (4) $0.6 million in non-cash charges related to stock-based compensation costs.
     These sources were somewhat offset by: (1) the first quarter net loss of $6.5 million, (2) a $3.1 million increase in prepaid expenses and other current assets, (3) a $2.8 million decrease in income taxes payable and other liabilities, and (4) a $1.9 million decrease in accounts payable and accrued expenses.
     The $0.7 million of cash provided by operating activities in 2005 was comprised primarily of the following sources of cash: (1) a $16.4 million decrease in inventories, and (2) $3.7 million in non-cash adjustments for depreciation, amortization, and property and equipment impairment.
     These sources of cash were largely offset by: (1) a net loss from operations of $3.8 million, (2) a $12.5 million decrease in accounts payable and accrued expenses, and (3) a $3.1 million increase in prepaid expenses and other current assets.
     Investing Activities. First quarter 2006 investing activities of $3.2 million were comprised of $2.8 million in capital expenditures primarily related to the renovation and improvements of existing stores as well as $0.4 million for certain information systems projects and distribution center equipment. For 2006, capital expenditures are capped by our senior credit facility at $15.0 million.
     Investing activities of $1.9 million for the three months ended April 30, 2005, were comprised of $2.1 million in capital expenditures primarily for the renovation of and improvements to existing stores and certain distribution center equipment, offset by $0.2 million in proceeds on the sale of property and equipment.

     Financing Activities. There were minimal first quarter financing activities in 2006. The $0.1 million relates to issuance of common stock from the exercise of stock options and from our employee stock purchase plan.
     Cash used for financing activities for the three months ended April 30, 2005, was $4.6 million and was comprised of $5.0 million used for pre-payment of a portion of the Term B promissory note, partially offset by $0.4 million provided from the issuance of common stock primarily from the exercise of stock options.
     Off-balance sheet arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
     Contractual obligations and commercial commitments
     We had $3.5 million of standby and documentary letters of credit outstanding at April 29, 2006. We also had a Term B promissory note for $20.0 million outstanding at April 29, 2006. These commitments are further discussed in the “Liquidity and capital resources” section of this Form 10-Q. In addition, we have licensing obligations and store operating leases that we have committed to in the ordinary course of business.
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
     Recently issued accounting pronouncements
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, the Company adopted SFAS No. 151 in the first quarter of 2006. Adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated financial statements.
     Forward-looking statements
     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements and include statements related to future comparable store sales results, business strategies, changes to merchandise mix and future sales results. Factors that could cause actual results to differ include: changes in customer shopping patterns; competition in our markets; uncertainty in general economic conditions, including rising energy prices; risks associated with our strategic initiatives, including development of our new store concept and wholesale business; continued declines in comparable store sales; unseasonably warm weather; our inability to effectively respond to changes in fashion trends and consumer demands; our inability to grow the business as planned; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of our business; our inability to renew existing license agreements and/or enter into new licensing agreements; the public sale into the market of common stock issued pursuant to options granted under our employee benefit plans or shares issued in our 2004 equity financing or issuable upon exercise of warrants delivered in connection with our equity financing; risks associated with our debt service; risks associated with estimates made by management based on our critical accounting policies; changes to financial accounting standards that may affect our results of operations; loss of key members of our senior management team; concentration of our common stock; volatility of the market price of our common stock; failure of results of operations to meet expectations of research analysts; reliance on third parties for upgrading and maintaining our management information systems; war, acts of terrorism or the threat of either; and interruption in the operation of our corporate offices and distribution center. For a further description of our risk factors, please see “Risk Factors” as detailed in Part I, Item 1A. that begins on page 12 of our 2005 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of April 29, 2006, we had no borrowings under the revolving portion of the credit facility, $20.0 million under the Term B promissory note, and $3.5 million in outstanding letters of credit.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors we disclosed under Part I, Item 1A. “Risk Factors” that begins on page 12 of our 2005 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first three months of 2006.
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WILSONS THE LEATHER EXPERTS INC.

By:	/s/ STACY A. KRUSE

Stacy A. Kruse
Chief Financial Officer and Treasurer
Date: June 8, 2006

INDEX TO EXHIBITS

Exhibit
No	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (6)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Letter Agreement dated January 31, 2006, between Wilsons Leather Holdings, Inc., and General Electric Corporation. (9)	Incorporated by Reference

10.2	Agreement dated March 10, 2006 by and between Teresa L. Wright and River Hills Wilsons, Inc. (10)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 10.62 to the Company’s Report on Form 10-K for the fiscal year ended January 28, 2006.

10.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2006.