Form 10-Q
period 2006-07-29
WILSONS THE LEATHER EXPERTS INC
filed 2006-09-07
CIK 1016607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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
Yes ☐ No ☑
As of September 1, 2006, there were 39,168,526 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 29,	January 28,
	2006	2006(1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,559	$45,552
Accounts receivable, net	3,577	4,063
Inventories	64,110	85,645
Prepaid expenses	3,503	1,987

TOTAL CURRENT ASSETS	104,749	137,247
Property and equipment, net	39,998	41,045
Other assets, net	1,262	1,576

TOTAL ASSETS	$146,009	$179,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,682	$12,036
Accrued expenses	14,916	16,595
Income taxes payable	1,523	5,685
Deferred income taxes	70	53

TOTAL CURRENT LIABILITIES	30,191	34,369
Long-term debt	20,000	20,000
Other long-term liabilities	17,359	17,445

TOTAL LIABILITIES	67,550	71,814

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value; 150,000,000 shares authorized; 39,168,526 and 39,087,652 shares issued and outstanding on July 29, 2006 and January 28, 2006, respectively	392	391
Additional paid-in capital	135,259	133,853
Accumulated deficit	(57,203)	(26,201)
Accumulated other comprehensive income	11	11

TOTAL SHAREHOLDERS’ EQUITY	78,459	108,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,009	$179,868

The accompanying notes are an integral part of these consolidated financial statements.
(1) Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	July 29,	July 30,
	2006	2005

NET SALES	$49,158	$58,417
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	47,280	44,989

Gross margin	1,878	13,428

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,092	24,568
DEPRECIATION AND AMORTIZATION	3,109	3,581

Operating loss	(25,323)	(14,721)
INTEREST EXPENSE, net	322	683

Loss before income taxes	(25,645)	(15,404)
INCOME TAX BENEFIT	(1,143)	(1,411)

Net loss	$(24,502)	$(13,993)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.63)	$(0.36)

Weighted average shares outstanding — basic and diluted	39,146	38,996

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended
	July 29,	July 30,
	2006	2005

NET SALES	$123,838	$142,746
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	102,230	103,933

Gross margin	21,608	38,813

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	49,672	49,372
DEPRECIATION AND AMORTIZATION	6,281	7,292

Operating loss	(34,345)	(17,851)
INTEREST EXPENSE, net	564	1,346

Loss before income taxes	(34,909)	(19,197)
INCOME TAX BENEFIT	(3,907)	(1,411)

Net loss	$(31,002)	$(17,786)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.79)	$(0.46)

Weighted average shares outstanding — basic and diluted	39,125	38,949

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the year-to-date period ended
	July 29,	July 30,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(31,002)	$(17,786)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	6,281	7,292
Amortization of deferred financing costs	314	314
Gain on disposal of assets	(5)	(161)
Stock-compensation expense	1,154	—
Deferred income taxes	17	—
Changes in operating assets and liabilities:
Accounts receivable, net	486	814
Inventories	21,535	6,193
Prepaid expenses	(1,516)	(2,860)
Accounts payable and accrued expenses	(33)	(3,411)
Income taxes payable and other liabilities	(4,248)	(1,686)

Net cash used in operating activities	(7,017)	(11,291)

INVESTING ACTIVITIES:
Additions to property and equipment	(5,232)	(4,926)
Proceeds from the disposition of property and equipment	3	165

Net cash used in investing activities	(5,229)	(4,761)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	253	482
Repayments of long-term debt	—	(5,000)
Other financing	—	12

Net cash provided by (used in) financing activities	253	(4,506)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,993)	(20,558)
CASH AND CASH EQUIVALENTS, beginning of period	45,552	48,821

CASH AND CASH EQUIVALENTS, end of period	$33,559	$28,263

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 Summary of significant accounting policies
     Nature of organization
     Wilsons The Leather Experts Inc. (“Wilsons Leather”, “Wilsons” or the “Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At July 29, 2006, Wilsons Leather operated 422 permanent retail stores located in 45 states, including 296 mall stores, 112 outlet stores and 14 airport stores. The Company supplemented its permanent mall stores with 118 seasonal stores during its peak selling season from October through January during fiscal 2005. Operation of the Company’s temporary seasonal stores will be suspended in 2006 and for the foreseeable future, but may be reconsidered if circumstances warrant.
     Basis of presentation
     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation. At July 29, 2006, Wilsons Leather operated in one reportable segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
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
     Fiscal year
     The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended February 3, 2007, and January 28, 2006 are referred to herein as 2006, and 2005, respectively. The year ending February 3, 2007, consists of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-Q.
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
     Cash and cash equivalents
     Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market funds. Interest income of $0.5 million and $0.3 million in the second quarter of 2006 and 2005, respectively, and $1.1 million and $0.6 million in the comparable year-to-date periods, is included in interest expense, net in the accompanying statements of operations.

     Inventories
     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of July 29, 2006, and January 28, 2006, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.
     Property and equipment
     The Company’s property and equipment consist principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in its consolidated balance sheets included in this report. Leasehold improvements include the cost of improvements funded by landlord incentives and lease costs during the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out” period). Prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1 (“FSP FAS 13-1”). Leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life. The typical initial lease term for the Company’s stores is 10 years and the estimated useful lives of the assets range from five to 10 years. Capital additions required for lease extensions subsequent to initial lease term are amortized over the term of the lease extension. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.
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
     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At July 29, 2006, and January 28, 2006, the Company had no amounts accrued for store lease terminations.
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
     Revenue recognition
     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. Shipping and handling revenues are excluded from net sales as a contra-expense and the related costs are included in costs of goods sold, buying and occupancy costs. The Company recognizes layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment are recorded as customer deposits and are included in accrued expenses in the accompanying balance sheet. Revenue for gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded for shipments in-transit at period end, as product is shipped to these customers Free on Board destination. Revenue on sales to wholesale customers is generally recognized upon shipment, as our standard terms are Free on Board origin. Generally, there are no return rights other than those for merchandise that is defective or in breach of any express warranties. Wholesale revenues may be recognized post shipment if the contractual shipping or right-of-return terms differ from the Company’s standard terms.
     Income taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In light of cumulative losses over the past five fiscal years, the Company believes it is more likely than not that the Company’s net deferred tax asset will not be realized. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets.
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

	For the three months ended		For the year-to-date period ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Weighted average common shares outstanding — basic	39,146	38,996	39,125	38,949
Effect of dilutive securities: stock options	—	—	—	—
Effect of dilutive securities: warrants	—	—	—	—

Weighted average common shares outstanding — diluted	39,146	38,996	39,125	38,949

     The total dilutive potential common shares excluded from the above calculations for the fiscal quarters ended July 29, 2006 and July 30, 2005, were 767,703 and 2,237,925, respectively, and 717,434 and 1,824,726 for the year-to-date periods ended July 29, 2006 and July 30, 2005, respectively, as their inclusion would have had an anti-dilutive effect on net loss per share.

     New accounting pronouncements
     In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact adoption of FIN 48 will have on the consolidated financial statements beginning in the first quarter of fiscal 2007.
     In June 2006, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenues) in the income statement. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of applicable sales taxes. With the adoption of EITF 06-3 in the first quarter of fiscal 2007, the Company will not change its method for recording sales taxes net in the consolidated financial statements.
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
2 Other comprehensive income
     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the three-month and year-to-date periods ending July 29, 2006, and July 30, 2005, the amounts were not significant.
3 Long-term debt
     Long-term debt at July 29, 2006, and January 28, 2006, consisted of the following (in thousands):

	July 29,	January 28,
	2006	2006
Term B promissory note	$20,000	$20,000

Total debt	20,000	20,000
Less: current portion	—	—

Total long-term debt	$20,000	$20,000

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
     The Term B promissory note is collateralized by the Company’s inventory. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card and wholesale receivables. Through the third quarter of 2005 interest on cash borrowings under the senior credit facility was at LIBOR plus 1.50%, the commercial paper rate plus 1.50% or the prime rate plus 0.25%. Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable rate will be adjusted quarterly on a prospective basis based on achievement of defined quarterly targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”). With respect to the Term B promissory note, the interest rate in 2005 was the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. On January 31, 2006, the Company executed another letter agreement with General Electric Capital Corporation whereby the additional 2.75% is no longer applicable. The Company pays monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances. The remaining $20.0 million of the Term B promissory note is prepayable only with the consent of the senior lenders under the senior credit facility.

     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. The senior credit facility, as amended, does allow for the investment in and development of the Company’s wholesale business. At July 29, 2006, the Company was in compliance with all covenants related to the senior credit facility.
     At July 29, 2006, and January 28, 2006, there were no borrowings under the revolving portion of the credit facility. At July 29, 2006, and January 28, 2006, there were $5.0 million and $4.3 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million on July 29, 2006 and January 28, 2006.
4 Employee stock benefit plans
     Stock options
     The Company has adopted the amended 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the Amended and Restated 2000 Long Term Incentive Plan (the “2000 Plan”)(collectively the “Plans”), pursuant to which options to acquire an aggregate of 6,450,000 shares of its common stock may be granted. As of July 29, 2006, the 1996 Plan had expired and no future awards may be granted under it. In addition, with the adoption of the 2000 Plan, no further grants are to be made under the 1998 Plan.
     The Compensation Committee of the board of directors is responsible for administering the Plans and approves grants in connection therewith. The 2000 Plan provides that the Compensation Committee may grant incentive stock options, non-qualified stock options, stock appreciation rights, non-vested shares (restricted stock), performance share awards and other stock-based awards, and determine the terms and conditions of each grant. All outstanding stock options granted since the Company became a publicly held corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of the grant and expire five to 10 years from the date of grant. In addition, the stock options generally provide for accelerated vesting if there is a change in control (as defined in the Plans).
     The following is a summary of stock option information, weighted average exercise prices and remaining contractual life (in years) for the Company’s stock option plans as of and for the six months ended July 29, 2006:

	As of and for the year-to-date period ended July 29, 2006
			Weighted Average	Weighted Average
	Shares		Exercise Price	Remaining Life
Outstanding, beginning of period	3,470,736		$6.79
Granted	282,000		$3.65
Exercised	(44,040)		$2.92
Forfeited	(275,332)		$5.50
Expired	(199,413)		$11.70

Outstanding, end of period	3,233,951		$6.38	4.55

Exercisable, end of period	1,463,986		$7.62	4.45

Available for grant, end of period	1,095,234(	1)

(1)	Amended and Restated 2000 Long Term Incentive Plan only.
     During the six months ended July 29, 2006, the total intrinsic value of options exercised (the difference between the market price at exercise and the price paid by optionees to exercise the option) was $32,816 and the total amount of cash received from the exercise of these options was $128,396. As of July 29, 2006, total unrecognized compensation costs related to unvested stock-based awards was $4.4 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.
     The following table summarizes information about the weighted average remaining contracted life (in years), the weighted average exercise prices and the aggregate intrinsic value for stock options outstanding as of July 29, 2006:

	Options Outstanding and Exercisable by Price Range as of July 29, 2006
	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
Range of Exercise	Number of	Average	Average	Aggregate	Number of	Average	Aggregate
Prices	Options	Remaining Life	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value
$ 2.07 - $ 4.14	562,550	5.4	$3.59	$—	182,550	$3.56	$—
$ 4.14 - $ 6.21	2,133,619	4.3	$5.74	—	869,320	$5.75	—
$ 6.21 - $ 8.28	154,127	3.8	$6.74	—	28,461	$6.82	—
$ 8.28 - $10.34	9,603	1.9	$9.33	—	9,603	$9.33	—
$10.34 - $12.41	160,696	5.0	$11.19	—	160,696	$11.19	—
$12.41 - $14.48	108,375	5.7	$13.75	—	108,375	$13.75	—
$14.48 - $16.55	35,306	4.1	$16.03	—	35,306	$16.03	—
$16.55 - $18.62	2,475	4.0	$16.98	—	2,475	$16.98	—
$18.62 - $20.69	67,200	4.4	$19.77	—	67,200	$19.77	—

	3,233,951	4.5	$6.38	$—	1,463,986	$7.62	$—

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money stock options based on Wilsons closing stock price of $3.52 as of July 28, 2006, which would have been received by the option holders had all such options been exercised as of that date. As of July 29, 2006, based on the weighted average exercise price, there were no outstanding in-the-money stock options.

     A summary of the Company’s unvested stock options as of July 29, 2006 and changes during the six months ended July 29, 2006 is as follows:

	As of and for the year-to-date period ended
	July 29, 2006
		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested, beginning of period	2,256,666	$3.28
Granted	282,000	$2.11
Vested	(493,369)	$3.42
Forfeited	(275,332)	$3.18

Unvested, end of period	1,769,965	$3.08

     Stock-based compensation
     On January 29, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of compensation expense in an amount equal to the fair market value of share-based payments granted to employees and non-employee directors. These share-based payments include employee stock options, employee stock purchases related to the Company’s employee stock purchase plan and other stock-based awards (“stock-based compensation”). Prior to January 29, 2006, the Company accounted for employee stock-based compensation using the intrinsic-value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and its related implementation guidance under which no compensation cost had been recognized. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company adopted the disclosure provisions for employee stock-based compensation and only disclosed such compensation pro forma in the notes to the consolidated financial statements.
     The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, the Company recognizes compensation costs for new grants of stock-based awards, awards modified on or after the effective date of January 29, 2006, and the remaining portion of the fair value of the unvested awards at January 29, 2006. The Company’s consolidated financial statements as of and for the three and six months ended July 29, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, prior periods have not been restated and do not include the impact of SFAS No. 123R.
     SFAS No. 123R requires companies to measure the cost of stock-based awards based on the fair value of the award at the date of grant. In measuring the value of stock-based compensation under SFAS No. 123R, or previously under SFAS No. 123, the Company uses the Black-Scholes option pricing model to estimate the grant date fair value of each stock-based award. The Company’s estimates of fair value are affected by the price of the Company’s common stock, the nature of the share-based award, and other complex and subjective variables including but not limited to, expected term of the stock-based awards, the expected volatility of the Company’s stock price over the term of the award, and actual and projected employee stock option behavior.
     The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the grant date fair value of awards granted in the three and six months ended July 29, 2006 and July 30, 2005:

	For the three months ended		For the year-to-date period ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Expected term (in years)	4.1	4.5	4.1	4.5
Expected volatility	69.5%	69.7%	69.9%	69.7%
Risk-free interest rate	5.0%	3.9%	4.8%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$2.04	$3.43	$2.11	$3.43
     The weighted average expected term reflects the period of time for which options are expected to be outstanding. That is from grant date to expected exercise or other expected settlement. The Company’s calculation of expected term is based on historical experience of its option plans as well expectations of future employee stock option behavior. The expected volatility of the Company’s stock price is based on the actual historical volatility over a period that is commensurate to the expected term of the option. The risk-free interest rate is based on the average implied yield on U.S. Treasury instruments with a term approximating the expected term of the option. The expected dividend yield is zero, as the Company has not declared a dividend in the past and the ability to pay cash dividends in the future is limited by certain provisions in the Company’s senior credit facility.

     The Company’s SFAS No. 123R fair value calculations are based on a single-option valuation approach and applicable compensation cost is recognized on a straight-line basis over the vesting period of the stock-based award. A similar approach was taken for periods prior to January 29, 2006 under SFAS No. 123 for the required pro forma disclosures. In addition, the amount of stock-based compensation cost recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company factored estimated forfeitures as of the grant date into the compensation expense to be recognized. Pursuant to SFAS No. 123R, the stock-based compensation expense recognized in the first six months of 2006 has been reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience of the Company’s option plans and any adjustment to the forfeiture rate in the future will result in a cumulative adjustment in the period that this estimate is changed. Ultimately, the total compensation expense recognized for any given stock-based award over its vesting period will only be for those shares that actually vest.
     Stock-based compensation expense recognized under SFAS No. 123R for the second quarter of 2006 and the year-to-date period ended July 29, 2006, totaled $0.6 million and $1.2 million, respectively, before income taxes primarily for expenses related to employee stock options. All of the Company’s stock-based compensation is recognized as part of selling, general and administrative expenses. As a result of adopting SFAS No. 123R on January 29, 2006, the Company’s net loss for the quarter ended July 29, 2006 is higher by $0.6 million due to this policy change. Basic and diluted loss per share for the quarter ended July 29, 2006 would have been $0.61 prior to the adoption of SFAS No. 123R compared to the reported per share loss of $0.63. Similarly, the Company’s net loss for the six-month period ended July 29, 2006 is higher by $1.2 million and the basic and diluted loss per share would have been $0.76 prior to adoption of SFAS No. 123R compared to the reported per share loss of $0.79.
     Had compensation cost for stock-based awards been determined and recorded consistent with SFAS No. 123 in prior periods, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the three	For the year-to-
	months ended	date period ended
	July 30,	July 30,
	2005	2005
Net Loss:
As reported	$(13,993)	$(17,786)
Stock based employee compensation expense included in net loss	—	—
Stock based employee compensation determined under fair value based method for all awards	(542)	(690)

Pro forma loss	$(14,535)	$(18,476)

Basic and diluted loss per share:
As reported	$(0.36)	$(0.46)
Stock based employee compensation expense included in net loss	—	—
Stock based employee compensation determined under fair value based method for all awards	(0.01)	(0.01)

Pro forma loss	$(0.37)	$(0.47)

     For purposes of this pro forma disclosure, the value of the stock options was estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Pro forma disclosures for the three and six months ended July 29, 2006 are not presented as the amounts are recognized in the consolidated financial statements.
     In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options is to be presented as a financing activity inflow in the statement of cash flows. Prior to the adoption of SFAS No. 123R, all tax benefits resulting from the exercise of stock options were included as operating cash flows. However, due to Wilsons’ net operating loss carryforward position and the valuation allowance recorded against the Company’s deferred tax assets, there is no cash flow effect for any excess tax benefits from stock option exercises for the three and six month periods ended July 29, 2006. Once Wilsons is no longer in a full valuation allowance position, excess tax benefits will be recorded when a deduction reported for income tax purposes related to settlement of a stock-based award exceeds the compensation costs recognized for financial reporting purposes.
     Non-vested shares and other stock-related awards
     The Company can and has awarded non-vested share awards (restricted stock grants) to selected employees under the 2000 Plan. These non-vested share awards generally vested ratably over four years from the date of grant, subject to acceleration if certain performance targets were met. As of July 2004, all unvested outstanding non-vested share awards became vested due to a change-in-control pursuant to the Company’s Plans, defined above. There have been no non-vested share awards granted since that time. Under SFAS No. 123R, the fair value of any future non-vested share awards will be estimated on the grant date based on the then current market value of the Company’s stock and will be amortized to compensation expense on a straight-line basis over the related vesting period. The total number of non-vested share awards expected to vest will be adjusted by an estimated forfeiture rate.
     Under the 2000 Plan, the Company may also issue other stock-based awards. Beginning with the Company’s 2005 Annual Meeting of Shareholders held on June 1, 2006, each member of the Board of Directors who is not an officer or employee of the Company receives one-half of their $25,000 annual retainer in unrestricted shares of the Company’s common stock. In the second quarter of 2006, 17,120 shares of the Company’s common stock were issued as annual retainers. These fully vested shares were issued based on the $3.65 fair market value of the Company’s common stock on the day preceding the Annual Meeting of Shareholders. The fair value of the annual stock retainer was amortized over the applicable twelve-month period.

     Employee stock purchase plan
     The Company has an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 625,000 shares of common stock to be purchased under the ESPP. As of July 29, 2006, 391,874 shares had been issued under the plan and 233,126 were available for future issuance. Prior to January 29, 2006, under APB No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the ESPP. However, based on the provisions of the ESPP regarding purchase discounts, the plan is deemed compensatory under SFAS No. 123R. As such, compensation expense is recognized for the fair value of the option features of the ESPP purchases as of January 29, 2006. The ESPP fair value is estimated using the Black-Scholes option pricing model with applicable assumptions and input variables. Stock-based compensation expense recognized under SFAS No. 123R for the second quarter and year-to-date period ended July 29, 2006 related to the ESPP was insignificant.
5 Legal proceedings
     The Company is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.
6 Supplemental balance sheet information

	July 29,	January 28,
(In thousands)	2006	2006

Accounts receivable, net:
Trade receivables	$2,413	$2,579
Other receivables	1,271	1,641

Total	3,684	4,220
Less — Allowance for doubtful accounts	(47)	(76)
Less — Deferred sales	(60)	(81)

Total accounts receivable, net	$3,577	$4,063

Inventories:
Raw materials	$1,859	$2,040
Finished goods	62,251	83,605

Total inventories	$64,110	$85,645

Property and equipment, net:
Equipment and furniture	$76,846	$75,250
Leasehold improvements	41,746	40,101

Total	118,592	115,351
Less-Accumulated depreciation and amortization	(78,594)	(74,306)

Net property and equipment	$39,998	$41,045

Other assets, net:
Debt issuance costs	$5,384	$5,384
Less-Accumulated amortization	(4,181)	(3,867)

Debt issuance costs, net	1,203	1,517
Other intangible assets, net	59	59

Total	$1,262	$1,576

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K. When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries.
     Our fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended on February 3, 2007, January 28, 2006, January 29, 2005, and January 31, 2004, are referred to herein as 2006, 2005, 2004, and 2003, respectively. The year ended February 3, 2007, consists of 53 weeks as compared to 52 weeks for all other years presented in this Form 10-Q.

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
     As of July 29, 2006, we operated a total of 422 stores located in 45 states, including 296 mall stores, 112 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season, which totaled 118 in 2005. Operation of our temporary seasonal stores will be suspended in 2006 and for the foreseeable future, but may be reconsidered in the future. Our mall stores average approximately 2,600 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outlet(SM) name, average approximately 4,000 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 650 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States. Our e-commerce site, www.wilsonsleather.com, offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. The name and reputation of the Wilsons Leather brand assures customers they are purchasing quality and fashionable merchandise.
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
     In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity, which allows us to generally maintain acceptable margin levels. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total net sales as well as the volume of our markdown activity, which was higher than historical levels in the second quarter of 2006.
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
     Comparable store sales decreased 16.2% and 13.0% in the three-and six-month periods ended July 29, 2006, respectively, compared to increases of 8.7% and 12.8% in comparable store sales in the similar periods of the prior year. A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the same period in the prior year.
     In 2006, our focus is on creating a new model that will lead to consistent top-line performance while maintaining merchandise margins, cash position, the health of our balance sheet and a rational store count. To this end we are pursuing four initiatives:
•	reengineering our Wilsons Leather mall stores with greater accessory penetration, migration to a product mix with higher price points, introduction of new signage, product ticketing and store set-ups giving our mall stores a fresh and clean look that is easier to shop. This will be completed in our mall stores during the third quarter in advance of the holiday selling season;

•	revitalizing our outlet division with marketing packages differentiated from our mall stores and improved merchandising within the outlet stores;

•	planning the launch of a new store concept in the future, which will focus on mid-to-higher-end accessory offerings with a limited assortment of outerwear; and

•	laying the foundation for a future wholesale business to sell proprietary licensed and branded leather products in geographies and product categories outside our current markets and product mix.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 29, 2006, COMPARED TO THE THREE MONTHS ENDED JULY 30, 2005
     Net Sales. Net sales decreased 15.8% to $49.2 million in the three months ended July 29, 2006, from $58.4 million in the comparable period last year. The decrease was experienced in all divisions with men’s down 22.7%, women’s down 29.4% and accessories down 7.9% on a comparable store sales basis. Both mall and outlet comparable store sales were down 22.6% and 9.2%, respectively, as we continue to transition our merchandise mix and reengineer our mall stores to a newer, fresher and less outerwear dependent product mix. During the second quarter of 2006, receipts of new merchandise were limited to focus on repositioning our inventory and eliminating non-go-forward and overstocked inventory including styles carried over from prior years. These lower receipts contributed to the decline in net sales. This continues to be a period of significant transition for our Wilsons Leather mall stores and as we implement these changes it has had a negative impact on our comparable store sales, which decreased 16.2% for the three months ended July 29, 2006, compared to an increase of 8.7% in comparable store sales in the same period last year. We anticipate that these changes will continue to negatively impact comparable store sales in the third quarter of 2006. In addition, we operated on average eight fewer stores in the second quarter of 2006 as compared to the similar period in 2005.
     We opened two stores and closed one store in the three months ended July 29, 2006, compared to opening four stores and closing four stores in the comparable period last year. As of July 29, 2006, we operated 422 stores compared to 429 stores at July 30, 2005. We have historically supplemented our permanent mall stores with seasonal stores during our peak selling season from October to January. We have no plans to operate any seasonal stores during the 2006 holiday selling season or in the foreseeable future, but may reconsider if circumstances warrant.
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs increased $2.3 million, or 5.1%, in the three months ended July 29, 2006, compared to the comparable period last year in spite of the decreased sales volume. This increase was primarily driven by a $4.5 million increase in markdowns as we took extensive markdowns during the quarter to liquidate and reposition our inventory pursuant to our strategic initiative relating to the reengineering of our mall stores’ product mix. During the second quarter of 2006 it became apparent that the level of markdowns required to execute our reengineering were greater than initially estimated in the first quarter, as our product mix strategy continued to evolve. In addition, buying and occupancy costs increased $0.4 million including increased rent costs and increased expenditures related to the new merchandising strategies in both our mall and outlet stores. These increases were somewhat offset by a $2.7 million decrease in product costs due to the lower sales volume experienced during the quarter. As in the beginning of this fiscal year, we continued to take aggressive actions in the second quarter to reduce our outerwear inventories as well as accelerating markdowns on existing handbag and accessory inventory all in preparation of the fall implementation of the new look and feel of our mall stores. We anticipate that the increased markdown activity will continue into the third quarter of 2006.
     Gross margin as a percentage of net sales decreased 1,920 basis points to 3.8% in the second quarter of 2006 compared to 23.0% in the similar period of 2005. This decrease in gross margin rate was primarily driven by a 1,230 basis point decrease in merchandise margins resulting from slightly lower initial markups as a percentage of net sales and significantly higher markdowns as discussed above. In addition, buying, occupancy and delivery costs as a percentage of net sales increased by 670 basis points which represents the de-leveraging resulting from our comparable store sales decrease.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.5 million or 1.9% to $24.1 million in the second quarter of 2006 from $24.6 million in the second quarter of 2005. As a percentage of net sales, 2006 SG&A increased to 49.0% from 42.1% in the prior year. The $0.5 million decrease was primarily due to: (1) a $0.6 million decrease in incentive bonuses accrued in the second quarter of 2006 as compared to the similar period in 2005 due to our lower sales volume, (2) a $0.5 million decrease in promotional spending, (3) a $0.5 million decrease in executive payroll expenditures primarily related to severance costs incurred in 2005, and (4) a $0.2 million decrease in store related expenses with lower payroll costs and shrink expense related to our operating on average eight fewer stores in the current quarter as compared to the similar period last year being somewhat offset by decreased layaway service fees.

     These spending decreases were partially offset by: (1) a $0.6 million charge related to stock-based compensation costs recorded in the second quarter of 2006 with the adoption of SFAS No. 123R with no corresponding amount in the similar period last year, and (2) a $0.5 million increase in other administrative costs primarily related to higher spending on medical insurance and workers’ compensation as well as increased, legal fees and professional service fees, (3) a $0.1 million increase in spending related to administration of our e-commerce site due to higher on-line sales volume year-over-year, and (4) $0.1 million of spending related to the start-up of our wholesale operations.
     Depreciation and Amortization. Depreciation and amortization decreased to $3.1 million in the three months ended July 29, 2006, from $3.6 million in the comparable period last year. However, as a percentage of net sales depreciation and amortization increased to 6.3% in the second quarter of 2006 from 6.1% in the comparable period last year. The decrease of $0.5 million was primarily due to: (1) a 1.9% decrease in average store count for the second quarter of 2006 compared to the similar period in 2005, and (2) $0.2 million in accelerated depreciation recorded in the second quarter of 2005 related to known store closings in excess of comparable deductions in the similar period this year.
     Operating Loss. As a result of the above, the operating loss was $25.3 million in the three months ended July 29, 2006, compared to a $14.7 million loss for the comparable period last year, or 51.5% of second quarter net sales in 2006 as compared to 25.2% of net sales in the comparable period of 2005. This increase in operating loss was due to: (1) $11.6 million in lower gross margin dollars as compared to the prior year period partially offset by, (2) $0.5 million decrease in SG&A spending in 2006 compared to 2005, and (3) $0.5 million in decreased depreciation and amortization expense. The decreased operating performance in the current quarter is reflective of the significant efforts we are undertaking to transition Wilsons Leather pursuant to our strategic initiatives.
     Interest Expense, Net. Net interest expense decreased to $0.3 million in the second quarter of 2006 from $0.7 million in 2005, primarily due to higher interest income earned on our higher average cash balances in the second quarter of 2006 compared to 2005.
     Income Tax Benefit. A net income tax benefit of $1.1 million was recorded in the second quarter of 2006 primarily relating to the reduction of the income tax provision we recorded in the fourth quarter of 2005. Due to our July tax year end, we recorded a provision in the fourth quarter of 2005 for income taxes due based on estimated taxable income for the first half of the tax year. As a result of the net loss incurred in the first and second quarters of 2006, the taxable income estimate and related income taxes due have been reduced. An income tax benefit of $1.4 million was recorded in the comparable period of 2005 related primarily to the resolution of certain income tax contingencies that had previously been accrued.
     Due to cumulative losses sustained over the past five fiscal years and in the current year-to-date period ended July 29, 2006, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2005 Annual Report on Form 10-K.
     Net Loss. Net loss for the three months ended July 29, 2006, was $24.5 million, or $0.63 per basic and diluted common share, compared to a net loss of $14.0 million, or $0.36 per basic and diluted common share, in the comparable period last year. The $10.5 million increase in net loss over the prior year is due to: (1) $11.6 million in lower gross margin dollars, and (2) a $0.3 million decrease in net income tax benefit recorded in the current quarter, partially offset by (3) a $0.5 million decrease in SG&A spending, (4) $0.5 million decreased depreciation and amortization, and (5) a $0.4 million decrease in interest expense (all discussed above).
RESULTS OF OPERATIONS FOR THE YEAR-TO-DATE PERIOD ENDED JULY 29, 2006, COMPARED TO THE YEAR-TO-DATE PERIOD ENDED JULY 30, 2005
     Net Sales. Net sales decreased 13.2% to $123.8 million in the year-to-date period ended July 29, 2006, from $142.7 million in the comparable period last year. The year-to-date decrease was also experienced in all divisions with men’s down 16.0%, women’s down 21.9% and accessories down 5.5% on a comparable store sales basis. Both mall and outlet comparable store sales were down 17.9% and 6.4%, respectively. Throughout the first half of 2006, we aggressively pursued our strategic initiative related to the reengineering of our mall stores. As discussed above, this included transitioning our merchandise mix and significantly reducing year-to-date receipts which contributed to our lower sales volume in the six months ended July 29, 2006 as compared to the similar period last year. Year-to-date, comparable store sales decreased 13.0% as compared to an increase of 12.8% in the same period last year. We also operated on average 10 fewer stores in the first six months of 2006 as compared to the similar period in 2005.

     Year-to-date we opened four stores and closed four stores compared to opening four stores and closing 11 stores in the comparable period last year. Again, we have no current plans to operate any seasonal stores during the 2006 holiday selling season or in the foreseeable future.
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $1.7 million to $102.2 million for the year-to-date period ended July 29, 2006, as compared to $103.9 million in the similar period last year. This decrease was primarily driven by an $8.5 million decrease in product costs related to the lower sales volume experienced during the first six months of 2006. This decrease in product costs was mostly offset by: (1) a $6.0 million increase in markdowns as we have taken aggressive markdowns year-to-date to liquidate non-go-forward and overstocked inventory to transition our merchandise mix, (2) a $0.1 million increase in delivery costs, and (3) a $0.7 million increase in buying and occupancy costs including increased rent costs and increased expenditures related to our new mall and outlet merchandising strategies.
     Year-to-date, gross margin as a percentage of net sales decreased 980 basis points to 17.4% as compared to 27.2% in the first six months of 2005, primarily as a result of decreased merchandise margins. Merchandise margins as a percentage of net sales were 510 basis points lower due to the extensive markdowns discussed above which were only somewhat offset by slightly higher initial markups. In addition, buying, occupancy and delivery costs as a percentage of net sales increased 450 basis points again representing the de-leveraging resulting from our comparable store sales decrease.
     Selling, General and Administrative Expenses. SG&A increased to $49.7 million, up $0.3 million or less than 1.0%, from $49.4 million in the similar period last year. As a percentage of net sales, 2006 year-to-date SG&A increased to 40.1% as compared to 34.6% last year. The $0.3 million increase in 2006 SG&A was primarily due to: (1) a $1.2 million charge related to stock-based compensation costs recorded year-to-date 2006 with the adoption of SFAS No. 123R with no corresponding amount in the similar period last year, (2) a $1.3 million increase in other administrative costs primarily related to higher spending on medical insurance and workers’ compensation as well as increased, legal fees and professional service fees, (3) a $0.3 million increase in spending related to administration of our e-commerce site due to higher on-line sales volume year-over-year, and (4) $0.2 million of spending related to the start-up of our wholesale operations.
     These increased expenses were mostly offset by: (1) a $1.4 million decrease in incentive bonuses accrued in the first six months of 2006 as compared to the similar period in 2005, (2) a $0.8 million decrease in promotional spending, and (3) a $0.5 million decrease in store-related expenses due to lower sales volume as well as reduced store count as we operated on average 10 fewer stores in the six months ended July 29, 2006 as compared to the similar period last year.
     Depreciation and Amortization. Depreciation and amortization decreased $1.0 million in the year-to-date period ended July 29, 2006 to $6.3 million, from $7.3 million in the comparable period last year. The decrease was primarily the result of: (1) a decrease in store depreciation due to a 2.3% decrease in the year-to-date average store count, and (2) accelerated depreciation related to known store closings was $0.5 million higher in the first six months of 2005 than in the similar period this year. Depreciation and amortization as a percentage of net sales was flat at 5.1% for the comparable six-month periods.
     Operating Loss. For the year-to-date period ended July 29, 2006, the operating loss was $34.3 million as compared to $17.9 million a year ago, or 27.7% of year-to-date net sales in 2006 as compared to 12.5% of net sales in the comparable period of 2005. This decline in operating performance was due to: (1) a $17.2 million decrease in gross margin, and (2) a $0.3 million increase in SG&A spending in the current year-to-date period as compared to last year being somewhat offset by (3) a $1.0 million decrease in depreciation and amortization.
     Interest Expense. Year-to-date net interest expense of $0.5 million in 2006 decreased $0.8 million as compared to $1.3 million in 2005, due to an increase in interest income of $0.5 million related to higher average cash balances in the first six months of 2006 as compared to the similar period last year as well as a $0.3 million decrease in interest expense due to lower average debt levels through the second quarter of 2006.
     Income Tax Benefit. We recorded an income tax benefit of $3.9 million in the year-to-date period ending July 29, 2006 primarily relating to the reduction of the income tax provision we recorded in the fourth quarter of 2005. Due to our July tax year end, we recorded a provision in the fourth quarter of 2005 for income taxes due based on estimated taxable income for the first half of the tax year. As a result of the net loss incurred in the first six months of 2006, the taxable income estimate and related income taxes due have been reduced. An income tax benefit of $1.4 million was recorded in the comparable period of 2005 related primarily to the resolution of certain income tax contingencies that had previously been accrued.

     Due to cumulative losses sustained over the past five fiscal years and in the current year-to-date period ended July 29, 2006, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2005 Annual Report on Form 10-K.
     Net Loss. As a result of the above, the year-to-date net loss for the first six months of 2006 was $31.0 million, or $0.79 per basic and diluted common share, compared to a net loss of $17.8 million, or $0.46 per basic and diluted common share, in the similar period last year. The $13.2 million increase in net loss year-over-year is due to: (1) a $17.2 million decrease in gross margin, and (2) a $0.3 million increase in SG&A spending, partially offset by, (3) a $1.0 million decrease in depreciation and amortization, (4) a $0.8 million decrease in net interest expense, and (5) a $2.5 million increase in income tax benefit recorded in 2006 as compared to 2005.
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
     General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, as amended, that provides for borrowings of up to $150.0 million in aggregate principal amount, including a $25.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of the senior credit facility is limited to:
•	85% of net inventories (excluding wholesale inventory), provided that such percentage at no time may exceed 85% of the then applicable discount rate applied in appraising such inventories to reflect their value as if sold in an orderly liquidation, except that the discount rate is gradually increased from August 17 to October 1 of each year and gradually decreased from December 17 to February 1 of each year, and except that such amount is reduced by the amount of certain in-transit inventory to the extent such in-transit inventory reflects a disproportionate amount of our total inventory;

•	plus the lesser of $10.0 million or 50% of the book value of wholesale inventory which is not in-transit;

•	plus the lesser of $2.0 million or 50% of the book value of wholesale inventory in-transit;

•	plus 85% of outstanding and undrawn trade letters of credit (excluding those related to wholesale inventory), provided that such percentage at no time may exceed 85% of the discount rate applied in appraising the future inventories related to such letters of credit to reflect their value as if sold in an orderly liquidation;

•	plus 85% of outstanding and undrawn wholesale trade letters of credit related to wholesale inventory, provided that such percentage at no time may exceed 50% of the book value of the Company’s future wholesale inventories related to such letters of credit;

•	plus 85% of credit card receivables;

•	plus the lesser of $5.0 million or 85% of wholesale accounts receivable; and

•	minus a $10.0 million reserve.
     In addition, borrowings under the senior credit facility are subject to the further limitations that:
•	the revolving credit portion of such borrowings cannot exceed the sum of 85% of credit card and wholesale receivables, plus 85% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of-business basis;

•	the total borrowings (i.e. the revolving credit portion of the facility and the Term B promissory note) cannot exceed the sum of 85.0% of the book value of credit card and wholesale receivables, plus 92.5% of the appraised value of inventory (including inventory subject to trade letters of credit) as if sold on a going-out-of-business basis; and

•	from December 31 of each year, through March 31 of the following year, we must have no borrowings under the revolving credit portion of the facility and outstanding letters of credit must be no greater than $20.0 million.
     As of July 29, 2006, we had no borrowings under the revolving portion of the senior credit facility and the Term B promissory note had a balance of $20.0 million, and we had $5.0 million in outstanding letters of credit.
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
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. The senior credit facility, as amended, does allow for the investment in and development of our wholesale business. At July 29, 2006, we were in compliance with all covenants related to the senior credit facility.
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
     Cash flow analysis
     Operating Activities. Operating activities for the six months ended July 29, 2006, utilized cash of $7.0 million compared to $11.3 million in the corresponding period of 2005.
     For the first six months of 2006, the $7.0 million of cash used in operating activities included: (1) the year-to-date loss net loss of $31.0 million, (2) a $1.5 million increase in prepaid expenses primarily related to prepaid rents and marketing costs, and (3) a $4.2 million decrease in income taxes payable and other liabilities primarily related to the income tax benefit recorded year-to-date.

     These were somewhat offset by the following sources of cash: (1) a $21.5 million decrease in inventories as we aggressively managed our inventory levels including the reduction of receipts in the first six months of 2006 and the liquidation of non-go-forward and overstocked inventory pursuant to our strategic initiative related to reengineering our Mall stores, including transitioning our product mix, (2) $6.6 million in non-cash adjustments for depreciation and amortization, (3) $1.2 million in non-cash charges related to stock-based compensation costs, and (4) a $0.5 million volume driven decrease in net accounts receivable.
     The $11.3 million of cash used by operating activities in 2005 was comprised primarily of: (1) a net loss from operations of $17.8 million, (2) a $3.4 million decrease in accounts payable and accrued expenses primarily as a result of lower inventory levels and payout of accrued 2004 incentives, (3) a $2.9 million increase in prepaid expenses due to the timing of rent payments, and (4) a $1.7 million decrease in income taxes payable and other liabilities as a result of the release of certain tax contingency reserves.
     These uses of cash were somewhat offset by: (1) a $6.2 million decrease in inventories, (2) a $0.8 million reduction in accounts receivable due to lower seasonal sales volumes, and (3) $7.4 million in non-cash adjustments for depreciation, amortization and property and equipment impairment.
     Investing Activities. Year-to-date investing activities for 2006 totaled $5.2 million comprised primarily of $3.9 million in capital expenditures related to the renovation and improvement of existing stores as well as $1.3 million for certain information systems projects, distribution center equipment and other home office projects. For 2006, capital expenditures are capped by our senior credit facility at $15.0 million.
     Investing activities of $4.8 million for the six months ended July 30, 2005, were comprised of $4.9 million in capital expenditures primarily for the renovation of and improvements to existing stores, including new store fixtures and certain distribution center equipment, offset by $0.2 million in proceeds on the sale of property and equipment.
     Financing Activities. Financing activities in the first six months of 2006 totaled $0.3 million relating to the issuance of common stock from the exercise of stock options, share grants to our non-employee directors and from our employee stock purchase plan.
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
     Contractual obligations and commercial commitments
     We had $5.0 million of standby and documentary letters of credit outstanding at July 29, 2006. We also had a Term B promissory note for $20.0 million outstanding at July 29, 2006. These commitments are further discussed in the “Liquidity and capital resources” section of this Form 10-Q. In addition, we have licensing obligations and store operating leases that we have committed to in the ordinary course of business.
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
     Recently issued accounting pronouncements
     In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact adoption of FIN 48 will have on our consolidated financial statements beginning in the first quarter of fiscal 2007.
     In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenues) in the income statement The guidance is effective for periods beginning after December 15, 2006. We present sales net of applicable sales taxes. With the adoption of EITF 06-3 in the first quarter of fiscal 2007, we will not change our method for recording sales taxes net in our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of July 29, 2006, we had no borrowings under the revolving portion of the credit facility, $20.0 million under the Term B promissory note, and $5.0 million in outstanding letters of credit.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first six months of 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our annual meeting held on June 1, 2006, the shareholders approved the following:
(a)	The election of three directors for a three-year term. Each nominated director was elected as follows:

Director-Nominee	Votes For	Votes Withheld
William F. Farley	38,262,683	230,888
Peter V. Handal	35,915,325	2,578,246
Michael J. McCoy	38,040,599	452,972
(b)	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending February 3, 2007.
     The proposal received 38,421,506 votes for and 55,653 votes against. There were 16,412 abstentions and no broker non-votes.
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
Stacy A. Kruse
Chief Financial Officer and Treasurer

Date: September 7, 2006

INDEX TO EXHIBITS

Exhibit
No	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (6)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Limited Waiver and Tenth Amendment to Fourth Amended and Restated Credit Agreement dated as of July 13, 2006, among Wilsons Leather Holdings, Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and as Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.	Electronic Transmission

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.