Form 10-Q
period 2006-10-28
WILSONS THE LEATHER EXPERTS INC
filed 2006-12-07
CIK 1016607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
Yes ☐ No ☑
As of December 1, 2006, there were 39,182,334 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 28,	January 28,
	2006	2006(1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,595	$45,552
Accounts receivable, net	4,240	4,063
Inventories	85,286	85,645
Prepaid expenses	2,573	1,987

TOTAL CURRENT ASSETS	104,694	137,247
Property and equipment, net	40,654	41,045
Other assets, net	1,105	1,576

TOTAL ASSETS	$146,453	$179,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,787	$12,036
Accrued expenses	16,427	16,595
Income taxes payable	794	5,685
Deferred income taxes	20	53

TOTAL CURRENT LIABILITIES	44,028	34,369
Long-term debt	20,000	20,000
Other long-term liabilities	17,408	17,445

TOTAL LIABILITIES	81,436	71,814

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value; 150,000,000 shares authorized; 39,182,334 and 39,087,652 shares issued and outstanding on October 28, 2006 and January 28, 2006, respectively	392	391
Additional paid-in capital	135,874	133,853
Accumulated deficit	(71,260)	(26,201)
Accumulated other comprehensive income	11	11

TOTAL SHAREHOLDERS’ EQUITY	65,017	108,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,453	$179,868

(1)	Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	October 28,	October 29,
	2006	2005

NET SALES	$64,457	$76,389

COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	49,036	56,232

Gross margin	15,421	20,157

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,554	27,226
DEPRECIATION AND AMORTIZATION	2,999	3,275

Operating loss	(14,132)	(10,344)
INTEREST EXPENSE, net	579	949

Loss before income taxes	(14,711)	(11,293)
INCOME TAX PROVISION (BENEFIT)	(654)	423

Net loss	$(14,057)	$(11,716)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.36)	$(0.30)

Weighted average shares outstanding - basic and diluted	39,173	39,021

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended
	October 28,	October 29,
	2006	2005

NET SALES	$188,295	$219,135
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	151,266	160,165

Gross margin	37,029	58,970

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	76,226	76,598
DEPRECIATION AND AMORTIZATION	9,280	10,567

Operating loss	(48,477)	(28,195)
INTEREST EXPENSE, net	1,143	2,295

Loss before income taxes	(49,620)	(30,490)
INCOME TAX BENEFIT	(4,561)	(988)

Net loss	$(45,059)	$(29,502)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.15)	$(0.76)

Weighted average shares outstanding - basic and diluted	39,141	38,973

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the year-to-date period ended
	October 28,	October 29,
	2006	2005
		(Revised)

OPERATING ACTIVITIES:
Net loss	$(45,059)	$(29,502)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	9,280	10,566
Amortization	-	1
Amortization of deferred financing costs	471	471
Gain on disposal of assets	(16)	(162)
Stock-compensation expense	1,737	-
Deferred income taxes	(33)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(177)	(2,766)
Inventories	359	(36,929)
Prepaid expenses	(586)	(1,845)
Accounts payable and accrued expenses	14,355	11,582
Income taxes payable and other liabilities	(4,928)	(2,084)

Net cash used in operating activities	(24,597)	(50,668)

INVESTING ACTIVITIES:
Additions to property and equipment	(8,725)	(7,740)
Proceeds from the disposition of property and equipment	80	305

Net cash used in investing activities	(8,645)	(7,435)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	285	633
Repayments of long-term debt	-	(5,000)
Borrowings under revolving credit facility	-	12,978
Checks written in excess of cash balance	-	664
Other financing	-	7

Net cash provided by financing activities	285	9,282

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,957)	(48,821)
CASH AND CASH EQUIVALENTS, beginning of period	45,552	48,821

CASH AND CASH EQUIVALENTS, end of period	$12,595	$-

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 Summary of significant accounting policies
     Nature of organization
     Wilsons The Leather Experts Inc. (“Wilsons Leather”, “Wilsons” or the “Company”), a Minnesota corporation, is the leading specialty retailer of leather outerwear, accessories and apparel in the United States. At October 28, 2006, Wilsons Leather operated 424 permanent retail stores located in 45 states, including 296 mall stores, 114 outlet stores and 14 airport stores. The Company supplemented its permanent mall stores with 118 seasonal stores during its peak selling season from October through January during fiscal 2005. Operation of the Company’s temporary seasonal stores has been suspended in 2006 and for the foreseeable future, but may be reconsidered if circumstances warrant.
     Basis of presentation
     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation. At October 28, 2006, Wilsons Leather operated in one reportable segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
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
     Fiscal year
     The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended February 3, 2007, and January 28, 2006 are referred to herein as 2006, and 2005, respectively. The year ending February 3, 2007, consists of 53 weeks as compared to 52 weeks for 2005.
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
     Cash and cash equivalents
     Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market funds. Interest income of $0.3 million and $0.1 million in the third quarter of 2006 and 2005, respectively, and $1.4 million and $0.6 million in the comparable year-to-date periods, is included in interest expense, net in the accompanying statements of operations.

     Inventories
     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of October 28, 2006, and January 28, 2006, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.
     Property and equipment
     The Company’s property and equipment consist principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in its consolidated balance sheets included in this report. Leasehold improvements include the cost of improvements funded by landlord incentives and lease costs during the pre-opening period of construction, renovation, fixturing and merchandise placement (the “build-out” period). Prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1 (“FSP FAS 13-1”). Leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life. The typical initial lease term for the Company’s stores is 10 years and the estimated useful lives of the assets range from three to 10 years. Capital additions required for lease extensions subsequent to initial lease term are amortized over the term of the lease extension. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.
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
     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At October 28, 2006, and January 28, 2006, the Company had no amounts accrued for store lease terminations.
     Debt issuance costs
     Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.
     Operating leases
     The Company has approximately 425 noncancelable operating leases, primarily for retail stores, which expire at various times through 2017. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease. Prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to FSP FAS 13-1.
     Revenue recognition
     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. The Company recognizes layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment are recorded as customer deposits and are included in accrued expenses in the accompanying balance sheet. Revenue for gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded for shipments in-transit at period end, as product is shipped to these customers Free on Board destination. Revenue on sales to wholesale customers is recognized upon the transfer of title and risk of ownership to such customers, which is generally upon shipment, as our standard terms are Free on Board origin. Wholesale revenue is recorded net of trade-term discounts and estimated returns and allowances. Generally, there are no return rights other than those for merchandise that is defective or in breach of any express warranties. Wholesale revenues may be recognized post shipment if the contractual shipping or right-of-return terms differ from the Company’s standard terms.
     Stock-based compensation
     On January 29, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of compensation expense in an amount equal to the fair market value of share-based payments granted to employees and non-employee directors. These share-based payments include employee stock options, employee stock purchases related to the Company’s employee stock purchase plan and other stock-based awards (“stock-based compensation”). Prior to January 29, 2006, the Company accounted for employee stock-based compensation using the intrinsic-value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance under which no compensation cost had been recognized. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company adopted the disclosure provisions for employee stock-based compensation and only disclosed such compensation pro forma in the notes to the consolidated financial statements.
     The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, the Company recognizes compensation costs for new grants of stock-based awards, awards modified on or after the effective date of January 29, 2006, and the remaining portion of the fair value of the unvested awards at January 29, 2006. The Company’s consolidated financial statements as of and for the three and nine months ended October 28, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, prior periods have not been restated and do not include the impact of SFAS No. 123R.
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
     The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the grant date fair value of awards granted in the three and nine months ended October 28, 2006 and October 29, 2005:

	For the three months ended		For the year-to-date period ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Expected term (in years)	4.0	4.4	4.1	4.5
Expected volatility	68.2%	66.6%	69.7%	69.5%
Risk-free interest rate	4.8%	4.1%	4.8%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted Average fair value of options granted	$1.47	$3.54	$2.02	$3.43
     The weighted average expected term reflects the period of time for which options are expected to be outstanding. That is from grant date to expected exercise or other expected settlement. The Company’s calculation of expected term is based on historical experience of its option plans as well as expectations of future employee stock option behavior. The expected volatility of the Company’s stock price is based on the actual historical volatility over a period that is commensurate to the expected term of the option. The risk-free interest rate is based on the average implied yield on U.S. Treasury instruments with a term approximating the expected term of the option. The expected dividend yield is zero, as the Company has not declared a dividend in the past and the ability to pay cash dividends in the future is limited by certain provisions in the Company’s senior credit facility.

     The Company’s SFAS No. 123R fair value calculations are based on a single-option valuation approach and applicable compensation cost is recognized on a straight-line basis over the vesting period of the stock-based award. A similar approach was taken for periods prior to January 29, 2006 under SFAS No. 123 for the required pro forma disclosures. In addition, the amount of stock-based compensation cost recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company factored estimated forfeitures as of the grant date into the compensation expense to be recognized. Pursuant to SFAS No. 123R, the stock-based compensation expense recognized in the first nine months of 2006 has been reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience of the Company’s option plans and any adjustment to the forfeiture rate in the future will result in a cumulative adjustment in the period that this estimate is changed. Ultimately, the total compensation expense recognized for any given stock-based award over its vesting period will only be for those shares that actually vest.
     Stock-based compensation expense recognized under SFAS No. 123R for the third quarter of 2006 and the year-to-date period ended October 28, 2006, totaled $0.6 million and $1.7 million, respectively, before income taxes primarily for expenses related to employee stock options. All of the Company’s stock-based compensation is recognized as part of selling, general and administrative expenses. As a result of adopting SFAS No. 123R on January 29, 2006, the Company’s net loss for the quarter ended October 28, 2006 is higher by $0.6 million. Basic and diluted loss per share for the quarter ended October 28, 2006 would have been $0.34 prior to the adoption of SFAS No. 123R compared to the reported per share loss of $0.36. Similarly, the Company’s net loss for the nine-month period ended October 28, 2006 is higher by $1.7 million and the basic and diluted loss per share would have been $1.11 prior to adoption of SFAS No. 123R compared to the reported per share loss of $1.15.
     Had compensation cost for stock-based awards been determined and recorded consistent with SFAS No. 123 in prior-year periods, the Company’s net loss and basic and diluted net loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the three	For the year-to-
	months ended	date period ended
	October 29,	October 29,
	2005	2005

Net loss:
As reported	$(11,716)	$(29,502)
Stock based employee compensation expense included in net loss	-	-
Stock based employee compensation determined under fair value based method for all awards	(782)	(1,471)

Pro forma loss	$(12,498)	$(30,973)

Basic and diluted loss per share:
As reported	$(0.30)	$(0.76)
Stock based employee compensation expense included in net loss	-	-
Stock based employee compensation determined under fair value based method for all awards	(0.02)	(0.03)

Pro forma loss	$(0.32)	$(0.79)

     For purposes of this pro forma disclosure, the value of the stock options was estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Pro forma disclosures for the three and nine months ended October 28, 2006 are not presented as the amounts are recognized in the consolidated financial statements.
     In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options is to be presented as a financing activity inflow in the statement of cash flows. Prior to the adoption of SFAS No. 123R, all tax benefits resulting from the exercise of stock options were included as operating cash flows. However, due to Wilsons’ net operating loss carryforward position and the valuation allowance recorded against the Company’s deferred tax assets, there is no cash flow effect for any excess tax benefits from stock option exercises for the three and nine month periods ended October 28, 2006. Once Wilsons is no longer in a full valuation allowance position, excess tax benefits will be recorded when a deduction reported for income tax purposes related to settlement of a stock-based award exceeds the compensation costs recognized for financial reporting purposes.
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

	For the three months ended		For the year-to-date period ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Weighted average common shares outstanding - basic	39,173	39,021	39,141	38,973
Effect of dilutive securities: stock options	-	-	-	-
Effect of dilutive securities: warrants	-	-	-	-

Weighted average common shares outstanding - diluted	39,173	39,021	39,141	38,973

     The total dilutive potential common shares excluded from the above calculations for the fiscal quarters ended October 28, 2006 and October 29, 2005, were 1,800 and 2,234,055, respectively, and 495,492 and 1,974,254 for the year-to-date periods ended October 28, 2006 and October 29, 2005, respectively, as their inclusion would have had an anti-dilutive effect on net loss per share.
     New accounting pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
     In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial statements.
     In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact adoption of FIN 48 will have on the consolidated financial statements beginning in the first quarter of fiscal 2007.
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

2 Other comprehensive income
     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the three-month and year-to-date periods ending October 28, 2006 and October 29, 2005, the amounts were not significant.
3 Long-term debt
     Long-term debt at October 28, 2006, and January 28, 2006, consisted of the following (in thousands):

	October 28,	January 28,
	2006	2006
Term B promissory note	$20,000	$20,000

Total debt	20,000	20,000
Less: current portion	-	-

Total long-term debt	$20,000	$20,000

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
     The Term B promissory note is collateralized by the Company’s inventory. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment and credit card and wholesale receivables. Through the third quarter of 2005, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR (seven to 30 days) plus 1.50%, or the prime rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the “swing line” portion of the revolver). Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margin will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. With respect to the Term B promissory note, the interest rate in 2005 was the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. On January 31, 2006, the Company executed another letter agreement with General Electric Capital Corporation whereby the additional 2.75% is no longer applicable. The Company pays monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month. Prepayment of the Term B promissory note is subject to a 0.5% prepayment fee if prepayment is made on or prior to July 31, 2007. After July 31, 2007, any remaining balance of the Term B promissory note is prepayable only with the consent of the senior lenders. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. The senior credit facility, as amended, does allow for the investment in and development of the Company’s wholesale business. At October 28, 2006, the Company was in compliance with all covenants related to the senior credit facility.
     Wilsons Leather plans to use its senior credit facility for immediate and future working capital needs. The Company is dependent on its senior credit facility to fund working capital and letter of credit needs. The Company believes that the borrowing capacity under the senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions associated with the lower store count will be adequate to meet its working capital and capital expenditure requirements through 2006 and the first half of 2007. However, if the Company’s sales do not increase significantly in the near term, its expects that it will need additional cash in the second half of 2007 in order to implement its key initiatives to grow its business, and the Company may not be able to meet the conditions to draw on its senior credit facility. As a result, Wilsons Leather would either need to renegotiate the conditions to financing under its existing senior credit facility or obtain additional financing to fund working capital and capital expenditure requirements beginning in the second half of 2007. In addition, the Company may seek to refinance its existing debt to facilitate cash flow needs over the longer term. The Company may not be able to renegotiate the conditions to financing under its existing senior credit facility, refinance its existing debt or obtain additional financing on terms that are favorable to the Company, or at all. If Wilsons Leather is not able to obtain such access to capital, the Company may not be able to implement its key initiatives to grow the business.

     At October 28, 2006, and January 28, 2006, there were no borrowings under the revolving portion of the credit facility. At October 28, 2006, and January 28, 2006, there were $6.6 million and $4.3 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million on October 28, 2006 and January 28, 2006.
4 Employee stock benefit plans
     Stock options
     The Company has adopted the amended 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the Amended and Restated 2000 Long Term Incentive Plan (the “2000 Plan”)(collectively the “Plans”), pursuant to which options to acquire an aggregate of 6,450,000 shares of its common stock may be granted. As of October 28, 2006, the 1996 Plan had expired and no future awards may be granted under it. In addition, with the adoption of the 2000 Plan, no further grants are to be made under the 1998 Plan.
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
     The following is a summary of stock option information, weighted average exercise prices and remaining contractual life (in years) for the Company’s stock option plans as of and for the nine months ended October 28, 2006:

	As of and for the year-to-date period ended October 28, 2006

		Weighted average	Weighted average
	Shares	exercise price	remaining life
Outstanding, beginning of period	3,470,736	$6.79
Granted	331,000	$3.51
Exercised	(44,040)	$2.92
Forfeited	(307,996)	$5.53
Expired	(208,939)	$11.53

Outstanding, end of period	3,240,761	$6.32	4.31

Exercisable, end of period	1,513,130	$7.58	4.16

Available for grant, end of period (1)	1,081,899

(1)	Amended and Restated 2000 Long Term Incentive Plan only.
     During the nine months ended October 28, 2006, the total intrinsic value of options exercised (the difference between the market price at exercise and the price paid by optionees to exercise the option) was $32,816 and the total amount of cash received from the exercise of these options was $128,396. As of October 28, 2006, total unrecognized compensation costs related to unvested stock-based awards was $3.8 million, which is expected to be recognized over a weighted average vesting period of approximately 1.8 years.

     The following table summarizes information about the weighted average remaining contracted life (in years), the weighted average exercise prices and the aggregate intrinsic value for stock options outstanding as of October 28, 2006:

	Options outstanding and exercisable by price range as of October 28, 2006
	Options outstanding				Options exercisable

		Weighted	Weighted			Weighted
Range of exercise	Number of	average	average	Aggregate	Number of	average	Aggregate
prices	options	remaining life	exercise price	intrinsic value	options	exercise price	intrinsic value
$ 2.07 - $ 4.14	609,550	5.1	$3.52	$-	182,550	$3.56	$-
$ 4.14 - $ 6.21	2,099,954	4.0	$5.74	-	885,320	$5.76	-
$ 6.21 - $ 8.28	149,627	3.7	$6.72	-	63,630	$6.72	-
$ 8.28 - $10.34	8,928	1.8	$9.40	-	8,928	$9.40	-
$10.34 - $12.41	160,471	4.7	$11.19	-	160,471	$11.19	-
$12.41 - $14.48	108,150	5.5	$13.75	-	108,150	$13.75	-
$14.48 - $16.55	34,406	3.8	$16.03	-	34,406	$16.03	-
$16.55 - $18.62	2,475	3.5	$16.98	-	2,475	$16.98	-
$18.62 - $20.69	67,200	4.1	$19.77	-	67,200	$19.77	-

	3,240,761	4.3	$6.32	$-	1,513,130	$7.58	$-

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money stock options based on Wilsons closing stock price of $2.78 as of October 27, 2006, which would have been received by the option holders had all such options been exercised as of that date. As of October 28, 2006, based on the weighted average exercise price, there were no outstanding in-the-money stock options.
     A summary of the Company’s unvested stock options as of October 28, 2006 and changes during the nine months ended October 28, 2006 is as follows:

	As of and for the year-to-date period
	ended October 28, 2006
		Weighted average
		grant date fair
	Shares	value
Unvested, beginning of period	2,256,666	$3.28
Granted	331,000	$2.02
Vested	(552,039)	$3.43
Forfeited	(307,996)	$3.19

Unvested, end of period	1,727,631	$3.01

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
     Employee stock purchase plan
     The Company has an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 625,000 shares of common stock to be purchased under the ESPP. As of October 28, 2006, 405,682 shares had been issued under the plan and 219,318 were available for future issuance. Prior to January 29, 2006, under APB No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the ESPP. However, based on the provisions of the ESPP regarding purchase discounts, the plan is deemed compensatory under SFAS No. 123R. As such, compensation expense is recognized for the fair value of the option features of the ESPP purchases as of January 29, 2006. The ESPP fair value is estimated using the Black-Scholes option pricing model with applicable assumptions and input variables. Stock-based compensation expense recognized under SFAS No. 123R for the third quarter and year-to-date period ended October 28, 2006 related to the ESPP was insignificant.
5 Revision of financial statements
     In the third quarter of 2006, the Company determined that its presentation of certain investing activities within its consolidated statement of cash flows had been misstated. Prior to the nine-month period ended October 28, 2006, the amounts previously reported as being capitalized as “additions to property and equipment” included amounts accrued for and/or unpaid at period-end. As a result, “net cash used in investing activities”, “accounts payable and accrued expenses” and “net cash used in operating activities” were misstated by an equivalent amount. These misstatements had no impact on the Company’s consolidated statements of operations or balance sheets. A summary of the effects of these changes on the Company’s consolidated statement of cash flows for the nine-month period ended October 25, 2005 and for fiscal year 2005 is presented below. The changes applicable to fiscal 2004 were immaterial.

	As previously
(In thousands)	reported	Adjustments	Revised

For the year-to-date period ended October 29, 2005
Accounts payable and accrued expenses	$12,571	$(989)	$11,582
Net cash used in operating activities	(49,679)	(989)	(50,668)
Additions to property and equipment	(8,729)	989	(7,740)
Net cash used in investing activities	(8,424)	989	(7,435)

For the year ended January 28, 2006
Accounts payable and accrued expenses	$(12,025)	$(276)	$(12,301)
Net cash provided by operating activities	11,234	(276)	10,958
Additions to property and equipment	(10,567)	276	(10,291)
Net cash used in investing activities	(10,262)	276	(9,986)
6 Legal proceedings
     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

7 Supplemental balance sheet information

	October 28,	January 28,
(In thousands)	2006	2006

Accounts receivable, net:
Trade receivables	$3,055	$2,579
Other receivables	1,347	1,641

Total	4,402	4,220
Less - Allowance for doubtful accounts	(48)	(76)
Less - Deferred sales	(114)	(81)

Total accounts receivable, net	$4,240	$4,063

Inventories:
Raw materials	$954	$2,040
Finished goods	84,332	83,605

Total inventories	$85,286	$85,645

Property and equipment, net:
Equipment and furniture	$78,905	$75,250
Leasehold improvements	42,210	40,101

Total	121,115	115,351
Less-Accumulated depreciation and amortization	(80,461)	(74,306)

Net property and equipment	$40,654	$41,045

Other assets, net:
Debt issuance costs	$5,384	$5,384
Less - Accumulated amortization	(4,338)	(3,867)

Debt issuance costs, net	1,046	1,517
Other intangible assets, net	59	59

Total	$1,105	$1,576

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
Executive overview
     We are the leading specialty retailer of leather outerwear, accessories and apparel in the United States. Our multi-channel store locations are designed to target a broad customer base with a superior level of customer service. Through our international leather sourcing network and in-house design capabilities, we are able to consistently provide our customers with quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.
     As of October 28, 2006, we operated a total of 424 stores located in 45 states, including 296 mall stores, 114 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season, which totaled 118 in 2005. Operation of our temporary seasonal stores has been suspended in 2006 and for the foreseeable future, but may be reconsidered in the future. Our mall stores average approximately 2,500 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outlet(SM) name, average approximately 3,900 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 650 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States. Our e-commerce site, www.wilsonsleather.com, offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. The name and reputation of the Wilsons Leather brand assures customers they are purchasing quality and fashionable merchandise.
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
     In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity, which allows us to generally maintain acceptable margin levels. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total net sales as well as the volume of our markdown activity.
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
     In 2006, our focus has been on creating a new model that will lead to consistent top-line performance while maintaining merchandise margins, cash position, the health of our balance sheet and a rational store count. To this end we have pursued four initiatives:
•	reengineering our Wilsons Leather mall stores with greater accessory penetration, migration to a product mix with higher price points, introduction of new signage, product ticketing and store set-ups giving our mall stores a fresh and clean look that is easier to shop. This transformation of our mall stores was substantially completed during the third quarter in advance of the holiday selling season;
•	revitalizing our outlet division with marketing packages differentiated from our mall stores and improved merchandising within the outlet stores;
•	planning the launch of a new store concept in the future, which will focus on mid-to-higher-end accessory offerings with a limited assortment of outerwear; and
•	laying the foundation for a wholesale business to sell proprietary licensed and branded leather products in geographies and product categories outside our current markets and product mix.

     This is a multi-year, multi-format strategy intended to move Wilsons Leather into a stronger position as a company and a more relevant brand for the future. We believe the impact of our strategies will not be realized until after 2006.
     While we continue to pursue each of these initiatives, throughout the first nine months of 2006 our primary focus has been on the reengineering of our mall stores. This included transitioning our merchandise to a newer, fresher and less outerwear-dependent product mix. To this end we limited receipts of new merchandise in the first half of the year and increased markdowns to reposition our inventory, eliminating non-go-forward and overstocked inventory, including styles carried over from prior years. With the addition of our new Chief Merchandising Officer during the first quarter of 2006, our product mix philosophy continued to evolve. Our goal going forward will be to maintain greater freshness and newness in our merchandise mix and less carry-forward product. During the second quarter of 2006 it became apparent that the level of markdowns required to execute our reengineering was greater than initially estimated in the first quarter and significant markdowns were taken in the second quarter reflective of this philosophy. As a result, 2006 year-to-date markdowns were higher than historic levels. The increased markdown activity related to repositioning our inventory was largely completed during the third quarter of 2006.
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
Results of operations
     The following table sets forth items from our consolidated statements of operations as a percentage of net sales for the three-month and nine-month periods indicated:

	For the three months ended		For the year-to-date period ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	76.1	73.6	80.3	73.1

Gross margin	23.9	26.4	19.7	26.9
Selling, general and administrative expenses	41.2	35.6	40.5	35.0
Depreciation and amortization	4.6	4.3	4.9	4.8

Operating loss	(21.9)	(13.5)	(25.7)	(12.9)
Interest expense, net	0.9	1.3	0.6	1.0

Loss before income taxes	(22.8)	(14.8)	(26.3)	(13.9)
Income tax provision (benefit)	(1.0)	0.5	(2.4)	(0.4)

Net loss	(21.8)%	(15.3)%	(23.9)%	(13.5)%

     A summary of certain operational data for the periods listed is presented below:

	For the three months ended		For the year-to-date period ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales (in thousands)	$64,457	$76,389	$188,295	$219,135

Comparable store sales (1)
Total	(15.5)%	(11.3)%	(13.9)%	3.1%

By division
Mens	(15.2)%	(14.5)%	(15.7)%	1.4%
Womens	(10.2)%	(22.4)%	(17.9)%	(1.7)%
Accessories	(19.1)%	0.4%	(10.2)%	7.5%

By channel
Mall stores	(23.5)%	(10.0)%	(19.8)%	7.4%
Outlet stores	(5.6)%	(14.3)%	(6.1)%	(3.1)%

Number of stores:
Beginning of period	422	429	422	436
Opened	2	3	6	7
Closed	—	(2)	(4)	(13)

End of period	424	430	424	430

     (1) A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the same period in the prior year.
     The discussion that follows should be read in conjunction with the information presented in the above tables.
     Net Sales. Net sales decreased 15.6% to $64.5 million in the three months ended October 28, 2006, from $76.4 million in the comparable period ended October 29, 2005. Comparable store sales decreased 15.5% for the quarter ended October 28, 2006, compared to a decrease of 11.3% in the comparable quarter last year.
     During the current nine-month period ended October 28, 2006, net sales decreased 14.1% to $188.3 million from $219.1 million in the comparable period last year. Year-to-date, comparable store sales decreased 13.9% as compared to an increase of 3.1% in the same period last year.
     The current decreases in comparable store sales were experienced in our men’s, women’s and accessories lines and in both our mall and outlet channels. Throughout the first nine months of 2006, we aggressively pursued our strategic initiative related to the reengineering of our mall stores. This included transitioning our merchandise to a newer, fresher and less outerwear dependent product mix. During the first half of 2006 and into the third quarter, receipts of new merchandise were limited to focus on repositioning our inventory and eliminating non-go-forward and overstocked inventory including styles carried over from prior years. This repositioning of our inventory contributed to the decline in net sales for the quarter and year-to-date periods. In addition, we operated on average five and eight fewer stores in the third quarter and year-to-date periods of 2006, respectively, as compared to the similar periods in 2005.
     The significant transition we have undertaken in our Wilsons Leather mall stores has also had a negative impact on our comparable store sales. Our mall stores now have a very different look and feel, are less crowded and more shoppable. They have each been refitted with new window fixtures, custom wall graphics, display tables, boutique wall presentations and new interior signage. Product presentation and pricing strategies have also been updated. All with the goal of transitioning our customer base toward a more value-oriented, fashion-focused customer and away from the price-driven promotional customer we have historically sold to. While the transformation of our mall stores was substantially completed in the third quarter, we anticipate that it will take time for our new product mix and merchandise strategies to reach our new target customers.
     We have historically supplemented our permanent mall stores with seasonal stores during our peak selling season from October to January. We have no plans to operate any seasonal stores during the 2006 holiday selling season or in the foreseeable future, but we may reconsider if circumstances warrant.

     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $7.2 million, or 12.8%, to $49.0 million in the three months ended October 28, 2006, compared to $56.2 million in the similar period ended October 29, 2005. Year-to-date, cost of goods sold, buying and occupancy costs decreased $8.9 million to $151.3 million, as compared to $160.2 million in the similar period last year. These decreases were primarily driven by decreased product costs related to the lower sales volume experienced during the third quarter and the first nine months of 2006.
     The $7.2 million decrease in the third quarter ended October 28, 2006, included: (1) a $4.7 million decrease in product costs, (2) favorable markdowns of $2.3 million as much of the repositioning of our inventory mix was completed in the first six months of the year, and (3) $0.3 million in lower distribution center costs resulting from lower receipts during the period. These decreases were somewhat offset by a $0.1 million increase in merchandising costs primarily related to our mall store reengineering.
     Year-to-date, the decrease of $8.9 million resulted from a $13.3 million decrease in product costs that was somewhat offset by a $3.7 million increase in markdowns as we took extensive markdowns during the first half of the year to liquidate and reposition our inventory pursuant to our strategic initiative relating to the reengineering of our mall stores’ product mix. During the second quarter of 2006 it became apparent that the level of markdowns required to execute our reengineering were greater than initially estimated in the first quarter, as our product mix strategy continued to evolve. We continued to take aggressive actions in the second quarter to reduce our outerwear inventories as well as accelerating markdowns on existing handbag and accessory inventory all in preparation of the fall implementation of the new look and feel of our mall stores. The increased markdown activity related to repositioning our inventory was largely completed during the third quarter of 2006. In addition, buying and occupancy costs increased $0.5 million including increased rent costs and increased expenditures related to the new merchandising strategies in both our mall and outlet stores. Delivery and other cost of sales also increased $0.2 million in the year-to-date period.
     Gross margin as a percentage of net sales decreased 250 basis points to 23.9% in the third quarter of 2006 compared to 26.4% in the similar period of 2005. The quarterly decrease in gross margin rate was primarily driven by a 400 basis point increase in buying and occupancy costs as a percentage of net sales, which represents the de-leveraging resulting from our comparable store sales decreases. In addition, delivery and other costs of goods sold increased 60 basis points as a percentage of net sales. These unfavorable variances were somewhat offset by a 210 basis point increase in merchandise margins resulting from a 130 basis point increase in initial markups as well as an 80 basis point decrease in markdowns.
     Year-to-date, gross margin as a percentage of net sales decreased 720 basis points to 19.7% as compared to 26.9% in the first nine months of 2005, primarily due to: (1) the de-leveraging resulting from our comparable store sales which resulted in a 420 basis point increase in buying and occupancy costs as a percentage of net sales, (2) a 270 basis point decrease in merchandise margins resulting from a 170 basis point increase in initial markups being more than offset by a 430 basis point increase in markdowns as a percentage of net sales due to the aggressive year-to-date markdowns discussed above, and (3) a 30 basis point increase in delivery and other costs of goods sold as a percentage of net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.7 million or 2.5% to $26.6 million in the third quarter of 2006 from $27.2 million in the third quarter of 2005. As a percentage of net sales, current quarter SG&A increased to 41.2% from 35.6% in the similar period last year. The increase in percentage rate is the result of the decline in sales.
     The $0.7 million decrease in third quarter SG&A was primarily due to a net $2.6 million decrease in store-related expenses due to lower sales volume and reduced store count, as we operated on average five fewer stores in the current quarter as compared to the similar period last year. This decrease included reduced payroll costs as our overall payroll hours were lower year-over-year consistent with our decreased sales levels, decreased shrink expense, and lower administrative costs somewhat offset by lower layaway and other service fees. The decrease in store spending was mostly offset by: (1) a $0.7 million increase in promotional spending related to the rollout of our reengineered mall stores, (2) a $0.6 million charge related to stock-based compensation costs recorded in the third quarter of 2006 with the adoption of SFAS No. 123R with no corresponding amount in the similar period last year, (3) a $0.2 million increase in spending related to administration of our e-commerce site due to higher on-line sales volume in the current quarter compared to the third quarter last year, (4) $0.2 million of spending related to the start-up of our wholesale operations, and (5) a $0.2 million increase in other administrative costs.
     For the year-to-date period ended October 28, 2006, SG&A decreased to $76.2 million, down $0.4 million or less than 1.0%, from $76.6 million in the nine months ended October 29, 2005. As a percentage of net sales, 2006 year-to-date SG&A increased to 40.5% as compared to 35.0% last year. The increase in percentage rate is the result of the decline in sales.
     Year-to-date, the $0.4 million decrease in SG&A was primarily due to: (1) a $3.0 million decrease in store-related expenses due to lower sales volume and reduced store count, as we operated on average eight fewer stores in the nine months ended October 28, 2006, as compared to the similar period last year, reduced payroll hours in-line with our lower sales levels, decreased shrink expense, and lower administrative costs all somewhat offset by lower layaway and other service fees, (2) a $1.3 million decrease in incentive bonuses accrued in the first nine months of 2006 as compared to the similar period in 2005, and (3) a $0.1 million decrease in promotional spending. These decreases were mostly offset by: (1) a $1.7 million year-to-date charge related to stock-based compensation costs with no corresponding amount in the similar period last year, (2) a net $1.4 million increase in other administrative costs primarily related to higher spending on medical insurance and workers’ compensation as well as increased legal and professional service fees, (3) a $0.5 million increase in spending related to administration of our e-commerce site due to higher on-line sales volume in the comparable year-to-date periods, and (4) $0.4 million of spending related to the start-up of our wholesale operations.
     Depreciation and Amortization. Depreciation and amortization decreased to $3.0 million in the three months ended October 28, 2006, from $3.3 million in the comparable period last year. As a percentage of net sales, depreciation and amortization increased to 4.6% in the third quarter of 2006 from 4.3% in the comparable period last year due to our lower sales volume. The $0.3 million decrease was primarily due to: (1) $0.2 million in depreciation recorded last year on assets fully depreciated prior to the third quarter of 2006, and (2) a 1.2% decrease in average store count for the third quarter of 2006 compared to the similar period in 2005.
     For the nine months ended October 28, 2006, depreciation and amortization decreased $1.3 million to $9.3 million, from $10.6 million in the comparable period last year. Depreciation and amortization as a percentage of net sales was relatively flat at 4.9% and 4.8%, respectively, for the comparable nine-month periods. The decrease was primarily the result of: (1) a decrease of $0.5 million in accelerated depreciation related to known store closings in the first nine months of 2006 compared to the similar period last year, (2) expense related to assets fully depreciated in the prior year, and (3) a decrease in store depreciation due to a 1.9% decrease in the year-to-date average store count.
     Operating Loss. Our 2006 third quarter operating loss was $14.1 million as compared to $10.3 million for the comparable period last year, or 21.9% of third quarter net sales in 2006 as compared to 13.5% of net sales in the comparable period of 2005. This $3.8 million increase in operating loss was due to: (1) $4.7 million in lower gross margin dollars as compared to the prior year period partially offset by, (2) $0.7 million decrease in SG&A spending in 2006 compared to 2005, and (3) $0.3 million in decreased depreciation and amortization expense.
     For the year-to-date period ended October 28, 2006, operating loss was $48.5 million as compared to $28.2 million a year ago, or 25.7% of nine-month net sales in 2006 as compared to 12.9% of net sales in the comparable period of 2005. This $20.3 million decline in operating performance was due to: (1) a $21.9 million decrease in gross margin somewhat offset by, (2) a $0.4 million decrease in SG&A spending in the current year-to-date period as compared to last year, and (3) a $1.3 million decrease in depreciation and amortization.

     The decreased operating performance in the current quarter and year-to-date period is reflective of the significant efforts we have undertaken to transition Wilsons Leather pursuant to our strategic initiatives.
     Interest Expense, Net. Net interest expense decreased to $0.6 million in the third quarter of 2006 from $0.9 million in 2005. For the nine months ended October 28, 2006, net interest expense decreased $1.2 million to $1.1 million as compared to $2.3 million in the similar period ended October 29, 2005. These decreases were primarily due to higher interest income earned on our higher average cash balances during the third quarter and year-to-date periods of 2006 as compared to similar periods of 2005. In addition, interest expense was lower in both the current quarter and year-to-date period as compared to the similar periods last year due to our lower debt levels in 2006 compared to 2005.
     Income Tax Benefit. We recorded a net income tax benefit of $0.7 million in the third quarter of 2006 primarily relating to the reduction of certain state income tax contingency reserves due to expiration of the statute of limitations. This benefit compares to a $0.4 million provision recorded in the similar period last year relating primarily to alternative minimum taxes due for our tax year ended July 30, 2005.
     For the year-to-date period ended October 28, 2006, we recorded an income tax benefit of $4.6 million primarily relating to the reduction of the income tax provision we recorded in the fourth quarter of 2005. Due to our July tax year end, we recorded a provision in the fourth quarter of 2005 for income taxes due based on taxable income through the first half of the tax year. As a result of the net loss incurred in the first six months of 2006, the taxable income and related income taxes due as of the end of 2005 were reduced. The current year benefit also includes the benefit recorded in the third quarter related to reduction of certain state income tax contingency reserves. An income tax benefit of $1.0 million was recorded in the comparable period of 2005 related primarily to the resolution of certain income tax contingencies that had previously been accrued net of the third quarter provision related to alternative minimum taxes due for the July 30, 2005 tax year end.
     Due to cumulative losses sustained over the past five fiscal years and in the current year-to-date period ended October 28, 2006, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2005 Annual Report on Form 10-K.
     Net Loss. Net loss for the three months ended October 28, 2006, was $14.1 million compared to a net loss of $11.7 million in the comparable period last year, or a loss of $0.36 and $0.30 per basic and diluted common share, respectively. Year-to-date our net loss was $45.1 million compared to a net loss of $29.5 million in the similar period last year, or a loss of $1.15 and $0.76 per basic and diluted common share, respectively.
Liquidity and capital resources
     Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems and increasing capacity and efficiency for our distribution center. In addition, implementation of our key initiatives relating to establishing a new multi-format model, reengineering our mall stores, revitalizing our outlet division, developing a wholesale business, and planning the launch of a new concept store, requires significant resources including capital dollars. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.
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
     Our ability to meet our debt service obligations depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, or our ability to raise additional capital, which may not be available on terms that are favorable to us, if at all. If we are unable to generate sufficient cash flow from operations or financing activities in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional debt financing. There can be no assurance that any such refinancing or additional financing would be possible or could be obtained on terms that are favorable to us.
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
     As of October 28, 2006, we had no borrowings under the revolving portion of the senior credit facility and the Term B promissory note had a balance of $20.0 million, and we had $6.6 million in outstanding letters of credit.
     Through the third quarter of 2005, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR (seven to 30 days) plus 1.50%, or the prime rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the “swing line” portion of the revolver). Commencing with the fourth quarter of 2005, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margin will be adjusted quarterly on a prospective basis based on achievement of defined quarterly EBITDA targets. Interest is payable on the

Term B promissory note at a variable rate equal to the prime rate plus 4.0%. We pay monthly fees of 0.375% per annum on the unused portion of the senior credit facility, as defined, and 3.25% per annum on the average daily amount of letters of credit outstanding during each month. The senior credit facility expiration is June 28, 2008, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is subject to a 0.5% prepayment fee if prepayment is made on or prior to July 31, 2007. After July 31, 2007, any remaining balance of the Term B promissory note is prepayable without penalty only with the consent of the senior lenders. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to make capital expenditures; acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. The senior credit facility, as amended, does allow for the investment in and development of our wholesale business. At October 28, 2006, we were in compliance with all covenants related to the senior credit facility.
     We plan to use the senior credit facility for our immediate and future working capital needs. We are dependent on the senior credit facility to fund working capital and letter of credit needs. We believe that the borrowing capacity under the senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions associated with the lower store count will be adequate to meet our working capital and capital expenditure requirements through 2006 and the first half of 2007. However, if our sales do not increase significantly in the near term, we expect that we will need additional cash in the second half of 2007 in order to implement our key initiatives to grow our business, and we may not be able to meet the conditions to draw on our senior credit facility. As a result, we would either need to renegotiate the conditions to financing under our existing senior credit facility or obtain additional financing to fund our working capital and capital expenditure requirements beginning in the second half of 2007. In addition, we may seek to refinance our existing debt to facilitate our cash flow needs over the longer term. We may not be able to renegotiate the conditions to financing under our existing senior credit facility, refinance our existing debt or obtain additional financing on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to implement our key initiatives to grow our business.
Cash flow analysis
     Operating Activities. Operating activities for the nine months ended October 28, 2006, utilized cash of $24.6 million compared to $50.7 million in the corresponding period of 2005. For the first nine months of 2006, the $24.6 million of cash used in operating activities included: (1) the year-to-date loss net loss of $45.1 million, (2) a $4.9 million decrease in income taxes payable and other liabilities primarily due to the income tax benefit recorded year-to-date including a reduction of taxes payable related to our tax year ended July 20, 2005 and the reduction of certain state income tax contingency reserves, (3) a $0.6 million increase in prepaid expenses primarily related to prepaid marketing programs and insurance premiums, and (4) a $0.2 million increase in net accounts receivable including increased credit card and wholesale customer receivables.
     These were somewhat offset by the following sources of cash: (1) $14.4 million increase in accounts payable and accrued expenses primarily related to payables for merchandise purchases as we build inventory levels for the holiday selling season, (2) $9.7 million in non-cash adjustments for depreciation and amortization, (3) $1.7 million in non-cash charges related to stock-based compensation costs, and (4) a $0.4 million decrease in inventories as our aggressive management of inventory levels in the first nine months of 2006, including the reduction of receipts and the liquidation of non-go-forward and overstocked inventory in the first half of 2006, was mostly offset by third quarter receipts in our mall stores of the new and fresher inventory product mix.
     The $50.7 million of cash used by operating activities in 2005 was comprised primarily of: (1) a net loss from operations of $29.5 million, (2) a $36.9 million increase in inventories in preparation for the holiday selling season, (3) a $1.8 million increase in prepaid expenses and other current assets due to the timing of rent payments and other marketing expenses, (4) a $2.8 million increase in accounts receivable primarily related to receivables from certain of our vendors for the sale of raw leather and increased credit card receivables, and (5) a $2.1 million decrease in income taxes payable and other liabilities primarily as a result of the release of certain tax reserves.
     These uses of cash were somewhat offset by: (1) a $11.6 million increase in accounts payable and accrued expenses due to a $15.6 million increase in accounts payable resulting from the high volume of merchandise purchases made in preparation for the holiday selling season, as offset by a decrease in accrued expenses of $4.0 million, primarily related to a decrease in accrued payroll liabilities for bonuses and severance, and (2) $10.9 million in non-cash adjustments for depreciation, amortization and property and equipment impairment.

     Investing Activities. Year-to-date investing activities for 2006 totaled $8.6 million comprised primarily of $4.6 million in capital expenditures related to the renovation and improvement of existing stores and leasehold improvements for new mall and outlet stores, $2.1 million in new fixtures related to the recently completed reengineering of our mall stores, $1.0 million for certain information systems projects including new store registers, and $0.9 million for distribution center equipment and other home office projects. For 2006, capital expenditures are capped by our senior credit facility at $15.0 million.
     Investing activities of $7.4 million for the nine months ended October 29, 2005, were comprised of $7.7 million in capital expenditures primarily for the renovation of and improvements to existing stores, including new store fixtures, scanner technology for store operations, and certain distribution center equipment, offset by $0.3 million in proceeds on the sale of property and equipment.
     Financing Activities. Financing activities in the first nine months of 2006 totaled $0.3 million relating to the issuance of common stock from the exercise of stock options, share grants to our non-employee directors and from our employee stock purchase plan.
     Cash provided by financing activities for the comparable period ended October 29, 2005, was $9.3 million and was comprised of $13.0 million in revolver borrowings, $0.7 million provided by checks written in excess of cash balance, and $0.6 million provided from the issuance of common stock primarily from the exercise of stock options, offset by $5.0 million used for pre-payment of a portion of the Term B promissory note.
Off-balance sheet arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual obligations and commercial commitments
     We had $6.6 million of standby and documentary letters of credit outstanding at October 28, 2006. We also had a Term B promissory note for $20.0 million outstanding at October 28, 2006. These commitments are further discussed in the “Liquidity and capital resources” section of this Form 10-Q. In addition, we have licensing obligations and store operating leases that we have committed to in the ordinary course of business.
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
Recently issued accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

     In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial statements.
     In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact adoption of FIN 48 will have on our consolidated financial statements beginning in the first quarter of fiscal 2007.
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
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, accordingly, we adopted SFAS No. 151 in the first quarter of 2006. Adoption of SFAS No. 151 did not have a significant impact on our consolidated financial statements.
Forward-looking statements
     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements and include statements related to future comparable store sales results, business strategies, changes to merchandise mix and future sales results. Factors that could cause actual results to differ include: risks associated with our strategic initiatives, including development of our new store concept and wholesale business; continued declines in comparable store sales; changes in customer shopping patterns; competition in our markets; uncertainty in general economic conditions, including rising energy prices; unseasonably warm weather; our inability to effectively respond to changes in fashion trends and consumer demands; our inability to grow the business as planned; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of our business; our inability to renew existing license agreements and/or enter into new licensing agreements; the public sale into the market of common stock issued pursuant to options granted under our employee benefit plans or shares issued in our 2004 equity financing or issuable upon exercise of warrants delivered in connection with our equity financing; risks associated with our debt service; inability to renegotiate our credit terms, refinance our existing debt or obtain additional capital, if required; risks associated with estimates made by management based on our critical accounting policies; changes to financial accounting standards that may affect our results of operations; loss of key members of our senior management team; concentration of our common stock; volatility of the market price of our common stock; failure of results of operations to meet expectations of research analysts; reliance on third parties for upgrading and maintaining our management information systems; war, acts of terrorism or the threat of either; and interruption in the operation of our corporate offices and distribution center. For a further description of our risk factors, please see “Risk Factors” as detailed in Part I, Item 1A. that begins on page 12 of our 2005 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of October 28, 2006, we had no borrowings under the revolving portion of the credit facility, $20.0 million under the Term B promissory note, and $6.6 million in outstanding letters of credit.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors we disclosed under Part I, Item 1A. “Risk Factors” that begins on page 12 of our 2005 Annual Report on Form 10-K, except for the modifications reflected in the first risk factor listed below and the addition of the second risk factor listed below:
     Our growth is dependent on strengthening our existing stores and strategy development.
     Our ability to grow our existing brands and develop or identify new growth opportunities, including our new store concept and wholesale business, depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives. Our growth over the next several years also depends on establishing and maintaining increased sales and profitability in existing sites. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. During 2006, we reengineered our mall stores with a goal of transitioning our customer base toward a more fashion-focused and less price-sensitive customer. Based on our experience with the beginning of the 2006 holiday selling season, we believe that it will take longer for our new product mix and merchandise strategy to reach our new target customers than we expected and it is possible that the new strategy may not be successful at all. If we are not able to attract customers to our new strategy, our comparable store sales, operating margins and cash flow will be adversely affected, which would likely have a material adverse effect on our business, financial condition and results of operations.
     We May Need Funding in Addition to Our Cash Flow from Operations and Existing Credit Facilities.
     Due in part to the time it will take to attract new customers to our reengineered mall stores, we expect that we will need additional capital to finance our operations and expansion plans, including funds for our key initiatives. We expect that we will be able to fund our working capital and capital expenditure requirements through fiscal 2006 and the first half of 2007 from the borrowing capacity under the senior credit facility, together with cash on hand, current and anticipated cash flow from operations and cost reductions associated with a lower store count. However, if our sales do not increase significantly in the near term, we expect that we will need additional cash in the third or fourth quarter of 2007 in order to implement our key initiatives to grow our business, and we may not be able to meet the conditions to draw on our senior credit facility. As a result, we may need to renegotiate the conditions to financing under our existing senior credit facility, refinance our existing debt or obtain additional capital to grow our business beginning in the second half of 2007. We may not be able to obtain additional financing on acceptable terms. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted. If adequate funds are not available, we will have to curtail our projected growth strategies, which could materially adversely affect our business, financial condition, operating results or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first nine months of 2006.
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
Date: December 7, 2006

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