Form 10-K
period 2007-02-03
WILSONS THE LEATHER EXPERTS INC
filed 2007-03-30
CIK 1016607

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-21543

Wilsons The Leather Experts Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1839933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 Boone Ave. N., Brooklyn Park, MN	55428
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 391-4000
Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.01 par value	Nasdaq Global Market
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant was $69,913,423 based on the closing sale price for the common stock on the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Nasdaq Global Marketsm. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 39,204,299 at March 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the registrant’s fiscal year ended February 3, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”). The Audit Committee Report is expressly not incorporated by reference in this Form 10-K.

WILSONS THE LEATHER EXPERTS INC.

FORM 10-K

For the fiscal year ended February 3, 2007

PART I

When we refer to “we,” “our,” “us,” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies. Unless otherwise indicated, references to our fiscal year mean the year ended on the Saturday closest to January 31. The periods that will end or have ended on February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004, and February 1, 2003, are referred to herein as 2007, 2006, 2005, 2004, 2003, and 2002, respectively. The results of operations for fiscal year 2006 consisted of 53 weeks. All other fiscal years referenced consist of 52 weeks.

Item 1.	Business

Disclosure Regarding Forward-Looking Statements

The information presented in this Form 10-K under the headings Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made and relate to, among other things, future comparable store sales results, business strategies, changes to merchandise mix, future sales results, expected demand for our products, financing requirements, capital expenditures, store operations, store openings and closings, and competition. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of our control, including those set forth under Item 1A. “Risk Factors,” beginning on page 11 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under Item 1A. “Risk Factors,” as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth under Item 1A. “Risk Factors” in this section. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “may,” “will,” “project,” “should,” “continue,” and similar expressions or the negative thereof, as they relate to us, are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of February 3, 2007, we operated a total of 417 stores located in 45 states, including 287 mall stores, 116 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season. However, operation of our temporary seasonal stores was suspended in 2006. In 2005 and 2004, we operated 118 and 102 temporary seasonal stores, respectively. We do not intend to operate any temporary seasonal stores in the foreseeable future, but may reconsider in the future. Our mall stores average approximately 2,550 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outletsm name, average approximately 3,950 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 650 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States.

Financial Strategy

Our main focus in 2006 was on creating a new model that would lead to consistent top-line performance while maintaining merchandise margins, cash position, the health of our balance sheet, and a rational store count.

This strategy included four key initiatives:

Reengineer the Mall Stores.  Throughout 2006, we aggressively pursued our strategic initiative related to the reengineering of our mall stores. This included transitioning our merchandise to a newer, fresher and less outerwear dependent product mix. During the first half and into the third quarter of 2006, receipts of new merchandise were limited to focus on repositioning our inventory and eliminating non-go-forward and overstocked inventory, including styles carried over from prior years. We reduced the number of styles we offer in many of our outerwear and apparel categories while increasing our accessory penetration by offering a greater assortment of higher quality, higher fashion handbags in a wider range of price points. Overall, our product mix migrated to a mix with higher price points.

The reengineering of our mall stores also included a significant investment in new fixtures, including new window fixtures, custom wall graphics, display tables, boutique wall presentations, and new interior signage. Product presentation, pricing strategies and store set-ups were also updated giving our mall stores a fresh and clean look that is much easier to shop. These changes were all made with the goal of transitioning our customer base toward a more value-oriented, fashion-focused customer and away from the price-driven promotional customer we have historically sold to. The transformation of our mall stores was substantially completed in the third quarter of 2006 in advance of the holiday selling season.

In addition to this transformation of our mall stores, we began the process of repositioning the Wilsons Leather brand. We believe every company has its own personality. The personality of Wilsons Leather is driven by the nature of our product. Leather is associated with inherent attributes that give it a mystique, a personality affecting essence unique among apparel materials. It is genuine, adventurous, confident, distinctive, indulgent, smart, primal, and cool. These are the attributes of the Wilsons Leather brand. To reinforce this belief, in the fall of 2006, we introduced our new logo and Wilsons Leather Brand Mission:

“At Wilsons Leather, we celebrate the beauty and quality of leather. Our branded apparel and accessories highlight the essence of leather — its feel, its value, its fashion. Our stores invite each customer to see and touch every product, connecting to their own sense of personal style. Our in-store brand representatives promote our legacy and core competence, as they teach Leather Intelligence to the men and women shopping in our stores.”

This new logo and brand mission were incorporated into our stores’ new design and layout, our apparel and accessory merchandise, as well as our associates’ training.

Revitalize the Outlet Division.  We implemented new marketing packages within our outlet division differentiated from our mall stores. We also improved merchandising within the outlet stores, including more opportunistic purchases from third-party vendors, as well as our traditional suppliers.

Planning the Launch of a New Store Concept.  We planned to develop a new accessory store concept that would focus on mid-to-higher-end fashion accessory offerings with a limited assortment of outerwear geared to serve a fashion savvy customer, with price points significantly higher than in our Wilsons Leather stores. We set a goal to launch these stores in 2007. However, due to the significant effort involved in transforming our mall stores, we did not pursue these plans in 2006 and do not anticipate doing so in the near future.

Develop a Wholesale Business.  In 2006, we laid the foundation for a wholesale business to sell proprietary licensed and branded leather products in geographies and product categories outside our current markets and product mix. During the year, we established relations with certain major retailers and other wholesale customers and expanded our NASCAR licensing rights to our wholesale channel. By virtue of our sourcing expertise, we believe we are well positioned to sell an array of leather products to other retailers and that our wholesale channel, while in its early stages, has the potential to become a meaningful contributor of sales and profit in the future.

From the outset, we believed the impact of our efforts related to these strategies would not be realized until after 2006, as these initiatives were part of a multi-year, multi-format strategy intended to move Wilsons Leather into a stronger position as a company and a more relevant brand for the future. We anticipated that these changes to the physical layout of our mall stores, our new product mix and new merchandise strategies would take time to resonate with our new target customer.

We believed that the 2006 holiday selling season would provide confirmation that these strategies, particularly the transformation of our mall stores, were gaining traction with our new target customer. However, we experienced a significant decrease in holiday selling season traffic and the resulting 21.6% decrease in our fourth quarter comparable store sales was evidence that the migration to our new target customer will take additional time and our strategic course will need to be refined to improve top-line performance.

In 2007, we plan to build on the “reinvented” Wilsons Leather we worked to create in 2006 and increase recognition and acceptance of the new Wilsons Leather brand. We intend to continue to appeal to a more contemporary and upscale target customer. We do not intend to revert to the promotional “price only” environment of crowded stores and unattractive presentations that was our past.

Our accessories penetration increased to 41.4% of net sales in 2006 and we will continue to increase our accessories profile as we go forward by offering new collections of high quality, high fashion handbags at a wide range of price points. However, we are still dependent on our outerwear business to drive traffic into our stores. While we focus on building the Wilsons Leather brand, we will increase the number of nationally recognized designer brands in our outerwear offerings to help generate additional traffic. We believe that once customers enter our stores they will be able to compare the high quality, distinctive leathers, quality construction, and refined details that are the Wilsons Leather brand. We expect that the introduction of additional designer brands into our stores will begin in the second quarter of 2007.

Merchandising Strategy and Product Design

Our merchandising is now tailored to a more contemporary and upscale customer base. In 2006, we introduced a new offering of a broad selection of higher quality, higher fashion merchandise at higher prices. We currently offer approximately 3,000 and 5,900 styles of leather merchandise throughout our mall and outlet stores, respectively. The accessories consist primarily of handbags, briefcases, computer cases, gloves, wallets, planners, and belts. Our merchandising staff, including buyers and designers, continually monitors emerging trends and changing consumer preferences and utilizes information provided by our customers to ensure that we maintain a consistent and up-to-date selection of products. To further minimize our inventory risk and maximize our sales performance, our merchandising team utilizes our flexible merchandise management information system to test new merchandise in many of our stores before making large commitments and purchase orders with our suppliers.

The elements of our merchandise strategy combine to create an assortment of products that appeal to consumers from a broad range of socio-economic, demographic and cultural profiles and are designed to generate demand and increase comparable store sales. We perform internal market research at least annually, and we will continue to survey our current and potential customers each year to update our customer demographics. We believe that our strategy will continue to position us as the leading specialty retailer of quality leather outerwear, accessories and apparel and strengthen the position of the Wilsons Leather brand. The principal elements of our merchandise strategy include:

Increase the Merchandising of Accessories.  In 2006, we updated the merchandising within our mall stores to increase the profile of our accessories business with an added emphasis on handbags. As a result, accessories penetration increased to 41.4% from 38.3% of net sales the year before. We plan to drive accessories growth by continuing to offer new and fresh collections of handbags that will attract customers into our stores on a more frequent basis. Our accessories business has proven to be less seasonal and has grown into the largest merchandise category of our business. We believe that further increasing our accessories business will offer us an opportunity to limit the risk inherent in our business and reduce our seasonality. Therefore, we will continue to offer a greater assortment of high quality, high fashion handbags in a wider range of price points.

Grow Brand Recognition.  We plan to build on the “reinvented” Wilsons Leather we worked to create in 2006, when we began the process of transforming Wilsons Leather into a stronger brand by introducing our new logo and brand mission. This new logo and brand mission were incorporated into our stores’ new design and layout, our apparel and accessory merchandise, as well as our associates’ training. Our goal in 2007 will be to continue to promote the recognition and acceptance of the Wilsons Leather brand through a variety of in-store visual presentations in our national network of mall and outlet stores, through our e-commerce site and through targeted marketing campaigns. As the leading specialty retailer of quality leather outerwear, accessories and apparel, we will continue to expand the recognition of the Wilsons Leather brand by focusing our merchandising efforts on both classic and fashion-forward styles designed to reach our target market.

Designer Label Outerwear.  We plan to introduce additional nationally recognized designer labels into our outerwear offerings to draw more customers into our mall stores. While accessories are the largest merchandise category of our business, we are still heavily dependent on men’s and women’s outerwear and apparel. While we build acceptance of the Wilsons Leather brand with a more upscale customer base, the addition of these familiar high-end names to our outerwear and apparel assortment should lend credibility to our products. We believe that these well-known labels will generate additional traffic and allow more customers the opportunity to favorably compare the high quality, distinctive leathers, quality construction, and refined details that are the Wilsons Leather brand. The introduction of additional designer brands into our stores will begin in the second quarter of 2007.

Optimize Merchandise Assortment.  We continually evaluate our merchandise assortment to optimize our mix and price points. In 2006, we introduced a newer, fresher and less outerwear dependent product mix of high quality, high fashion merchandise at higher price points. In addition, we utilize our outlet channel to more effectively clear mall merchandise in order to keep our mall stores fresh and up-to-date. We will continue to offer high quality, high fashion products at price points geared to our targeted customer base in 2007.

Target Core Customer Base.  In 2007, we intend to continue to appeal to a more classic and contemporary target customer. In our stores, we target high potential, high-volume customers ages 25 to 55, and we work to ensure that our stores are assorted with the products they want. By delivering fashion-right leather merchandise that fits the lifestyle needs of our target customers at prices they find attractive we believe we will improve our customer focus and build consumer loyalty to the Wilsons Leather brand.

Capitalize on Worldwide Sourcing Network and In-House Design Team.  We believe that our integrated worldwide sourcing and in-house design capabilities enable us to gain numerous competitive advantages and benefit our stores. We have established strong relationships with suppliers globally and our design team works closely with our suppliers to ensure seamless development of leather styles, colors and finishes. We have a staff of approximately 47 professionals in China, Hong Kong, India, and South Korea to ensure that our designs are manufactured quickly with consistent quality standards. As new market trends are identified, we make merchandise design decisions to ensure that key features of fashion merchandise are incorporated in future designs. Our staff of in-house designers combines industry experience with the latest fashion trends to produce product lines that are both classic and fashion-forward while also considering anticipated retail prices and profit margins of the merchandise, the availability of leather and raw materials and the capabilities of the factories that will manufacture the merchandise. These designs are created to ensure a quality, theme and image consistent with the Wilsons Leather brand. We believe that our control of design and sourcing results in shorter lead times, reducing inventory requirements and fashion risk and permitting in-season reorders.

Pursue Multiple Selling Channels.  Our distribution network of multiple store formats allows us to specifically tailor our stores with a wide selection of merchandise at multiple price points and to optimize raw materials usage, inventory flow and sales across all channels. We operate our stores in malls, outlet centers and airports. We also sell through our e-commerce site. We believe the efforts we made in 2006 to reengineer our mall stores created a better shopping environment for our more contemporary and upscale target customer. Our outlet stores enable us to effectively manage inventories, drive year-round sales and extend the recognition of the Wilsons Leather brand while building our customer base. In 2007, we will continue to build a wholesale channel that offers licensed and branded products and targets retailers who either do not compete with us or who look for us to supply categories of merchandise that we do not carry in our own stores. Through the creative use of marketing and promotions, and our continued efforts to achieve optimal leather merchandise assortments in each of our selling channels, we believe we can successfully reach our targeted retail and wholesale customer bases.

The following table sets forth the percentages of net sales by major merchandise category for 2006, 2005 and 2004:

Merchandise Category	2006	2005	2004

Accessories	41.4%	38.3%	35.6%
Women’s apparel	28.0%	30.0%	32.1%
Men’s apparel	30.6%	31.7%	32.3%

Total	100.0%	100.0%	100.0%

Sourcing and Quality Assurance

We believe that our extensive knowledge of the world’s leather markets is critical in mitigating price fluctuations in the cost of raw leather during times of high volatility. While we do not normally obtain possession of a significant level of raw material, we assist tanneries and factories in partnering, developing and sourcing raw material from all over the world, ensuring broad access to the marketplace. However, from time to time we purchase supplies of leather to take advantage of market opportunities to ensure reserves of quality materials at acceptable prices. Leather is primarily sourced in China, India, Italy, South Korea, and South America. Our buying strategies, coupled with our expertise in leather development, enable us to purchase entire lots of leather and use varying grades of leather in different products, providing us with significant price advantages.

Our sourcing infrastructure and strong relationships with our suppliers allow us to effectively control merchandise production without owning manufacturing facilities. Our designers and buyers work closely with our sourcing team to identify and develop leather styles, colors and finishes. We have a staff of approximately 47 professionals located in China, Hong Kong, India, and South Korea who are primarily responsible for overseeing the production and quality assurance process in overseas factories and are supervised by the sourcing team at our corporate headquarters. Their responsibilities include inspecting leather at the tanneries, coordinating the production capacity, matching product samples to our technical specifications, and providing technical assistance and quality assurance through inspection in the factories.

Our merchandising department works closely with our overseas personnel to coordinate order fulfillment. We have consistently maintained our merchandise production cycle at approximately 90 days. We believe this production cycle allows us to better control our production needs and reorder faster-selling merchandise during our peak selling season. We believe that this strategy results in more effective and efficient inventory management and gives us the ability to manage production as the business climate changes.

We have developed strong and long-standing relationships with our manufacturers and tanneries. In 2006, approximately 82.0% of our leather garments and accessories were manufactured by approximately 73 independently owned manufacturing facilities in China, India and South Korea. Our relationships, coupled with our significant purchasing power, enable us to achieve economies of scale and ensure that we can consistently maintain our quality and obtain sufficient manufacturing capacity when needed.

In 2006, we made significant gains in our quality processes and overall product quality, which will continue into 2007, as we plan to offer higher quality merchandise to our customers with distinctive leathers, improved construction and more refined details and trimmings.

Store Formats and Locations

As of February 3, 2007, we operated 417 retail stores located in 45 states, including 287 mall stores, 116 outlet stores and 14 airport locations. While we have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season, operation of our temporary seasonal stores was suspended in 2006. In 2005 and 2004, we operated 118 and 102 temporary seasonal stores, respectively.

In addition, our e-commerce site at www.wilsonsleather.com offers leather outerwear, accessories and apparel, as well as company background and financial information.

Store Locations as of February 3, 2007:

State	Mall	Outlet	Airport	Total

Alabama	—	1	—	1
Arkansas	1	—	—	1
Arizona	2	1	—	3
California	25	14	1	40
Colorado	6	3	—	9
Connecticut	7	1	—	8
Delaware	3	1	—	4
Florida	8	8	1	17
Georgia	8	5	3	16
Iowa	4	1	—	5
Idaho	1	—	—	1
Illinois	24	4	5	33
Indiana	8	2	—	10
Kansas	2	1	—	3
Kentucky	4	—	—	4
Louisiana	—	2	—	2
Massachusetts	9	2	—	11
Maryland	8	4	—	12
Maine	3	2	—	5
Michigan	16	3	—	19
Minnesota	13	3	1	17
Missouri	3	3	—	6
Mississippi	—	2	—	2
North Carolina	7	3	—	10
North Dakota	3	—	—	3
Nebraska	1	—	—	1
New Hampshire	4	2	—	6
New Jersey	7	3	—	10
New Mexico	2	1	—	3
Nevada	1	3	—	4
New York	18	5	—	23
Ohio	14	4	—	18
Oklahoma	3	—	—	3
Oregon	5	1	—	6
Pennsylvania	15	4	1	20
Rhode Island	1	—	—	1
South Carolina	—	5	—	5
South Dakota	2	—	—	2
Tennessee	6	4	—	10
Texas	12	7	—	19
Utah	1	1	1	3
Virginia	6	3	1	10
Washington	10	3	—	13
Wisconsin	13	4	—	17
West Virginia	1	—	—	1

GRAND TOTAL	287	116	14	417

Site Selection for Store Openings and Closings.  We use a detailed process to identify favorable store locations in existing or new markets. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics. Our site selection criteria include:

•	customer segment and demographic data derived from our point-of-sale network and outside sources;

•	information relating to population density in concentric circles surrounding the center;

•	the performance of past temporary seasonal stores within the center;

•	the proposed location within the center; and

•	projected profitability, cost, return on investment, and cash-flow objectives.

Our cross-functional review committee approves proposed store projects, including new sites and lease renewals. We periodically evaluate our stores to assess the needs for remodeling or the timing of possible closure based on economic factors. We use our knowledge of market areas and rely upon the familiarity of our name, the uniqueness of our product category and our national reputation with landlords to enhance our ability to obtain prime store locations and negotiate favorable lease terms. Our real estate, store planning and executive management teams analyze the performance and profitability of our stores and markets to assess the potential for new and replacement stores and to identify underperforming stores. In 2007, we plan to open approximately five stores and close approximately nine stores (primarily related to natural lease terminations).

The following chart highlights the number of stores, by format, opened or closed in each of the last three years:

	Mall	Outlet	Airport	Total

Store count as of January 31, 2004	334	107	19	460
Fiscal year ended January 29, 2005
Stores opened	3	2	—	5
Stores closed	(26)	—	(3)	(29)

End of year count	311	109	16	436
Fiscal year ended January 28, 2006
Stores opened	4	3	—	7
Stores closed	(17)	(2)	(2)	(21)

End of year count	298	110	14	422
Fiscal year ended February 3, 2007
Stores opened	3	6	—	9
Stores closed	(14)	—	—	(14)

End of year count	287	116	14	417

Mall Stores.  As of February 3, 2007, we operated 287 mall stores in 41 states. Our mall stores showcase a full range of leather outerwear, accessories and apparel primarily under our proprietary labels. These stores average approximately 2,550 total leased square feet and are located in all types of shopping malls, serving diverse demographics. A typical mall store will carry a selection of approximately 3,000 different styles of our merchandise.

We have historically supplemented our mall stores with temporary seasonal stores during our peak selling season. We did not operate any temporary seasonal stores in 2006. In 2005 and 2004, we operated 116 and 99 temporary seasonal mall stores, respectively. We do not intend to operate any temporary seasonal mall stores in the foreseeable future, but may reconsider if circumstances warrant.

Outlet Stores.  Our 116 outlet stores are located in 36 states and operate under the names Wilsons Leather Outletsm and The Wallet Works®. To maintain brand image, we generally locate outlet stores in larger outlet centers in areas away from our mall stores. Our Wilsons Leather Outletsm stores offer clearance items and special outlet-only merchandise as well as certain key in-season products. Wilsons Leather Outletsm stores average approximately 3,950 total leased square feet and generally carry approximately 5,900 styles of merchandise. The Wallet Works® stores average approximately 1,800 square feet and carry mainly accessories. We did not operate any temporary seasonal outlet stores in 2006. In 2005 and 2004, we operated two and three temporary seasonal outlet stores, respectively. We do not intend to operate any temporary seasonal outlet stores in the foreseeable future, but may reconsider if circumstances warrant.

Airport Stores.  Our 14 airport stores play a key role in growing awareness of the Wilsons Leather brand and showcasing our products to millions of travelers who pass by our airport stores each year. These stores average approximately 650 total leased square feet and carry approximately 1,000 of our best-selling styles, primarily accessories.

e-commerce.  Our e-commerce site, www.wilsonsleather.com, offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. We are also using e-mail as a means of reaching out to our customers. Our e-commerce site features key in-season merchandise as well as promotional merchandise. In 2006, our on-line net sales grew 7.1% to $6.7 million as compared to $6.3 million in 2005. We plan to continue to invest prudently in the development and maintenance of our on-line presence, with the Internet serving as an additional shopping format for our customers, as well as a vehicle for building brand awareness. The administration and marketing of our e-commerce site is outsourced to a third party vendor who performs similar services for other specialty retailers.

Store Operations.  Our store operations are organized by region. Our mall and airport stores are divided into two regions, and our outlet stores comprise a third region, with each region subdivided into districts. Each district manager is responsible for anywhere from eight to 17 stores. Individual stores are staffed by a manager, an assistant manager and a complement of full- and part-time sales associates whose numbers fluctuate based upon expected and actual sales. A typical store manager has an average of over 4.5 years experience with our company. Store managers are responsible for hiring and associate training, sales and other operations including visual display and inventory control. All other aspects of store operations are administered centrally by our corporate offices.

A core aspect of our corporate culture is to focus on employee training and customer service. We emphasize sales associate training to ensure each associate has knowledge of our merchandise and our target customer. Our associates receive ongoing training in the unique properties of leather, the appropriate methods of care for the various leather finishes and the product specifications and details of our merchandise. In addition, we train associates to perform minor repairs in the store for customers free of charge.

We regularly evaluate our customer service performance through on-line customer satisfaction surveys, direct surveys of customers who return merchandise and mall intercept surveys. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.

Distribution

Merchandise for our stores is shipped directly from domestic merchandise vendors or overseas manufacturers to our distribution center located in Brooklyn Park, Minnesota or to a third-party distribution facility in Kent, Washington. We are party to a 15-year operating lease, with a five-year option to extend, for our 289,000 square-foot distribution center in Brooklyn Park, Minnesota that is equipped with automated garment-sorting equipment, automated accessory packing equipment, and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. Approximately 20% of the merchandise received is immediately sent to our stores through cross-docking via the Kent, Washington distribution center, which allows for reduced logistics expense and improved speed to market. Additional merchandise is stored in our Brooklyn Park, Minnesota distribution center to replenish stores weekly with key styles and to build inventory for the peak holiday selling season. Through the integration of merchant and distribution systems, we are able to frequently replenish goods to ensure that our stores maintain an appropriate level of inventory.

Marketing and Advertising

Our marketing strategy is to position Wilsons Leather as the preferred retailer of quality leather products for our target customer, capitalizing on our position as the leading specialty retailer of leather outerwear, accessories and apparel in the United States. In 2006, we began the process of transforming Wilsons Leather into a brand, not just a store, by introducing our new logo and brand mission, which have been incorporated into our stores’ new design and layout, our apparel and accessory merchandise, as well as our associates’ training. In addition, the Wilsons Leather brand identity and current fashion trends are communicated to customers through compelling fashion photo imagery in our stores and storefronts. Our airport stores showcase the Wilsons Leather brand to millions of travelers annually in some of the busiest airports in the United States. Our e-commerce site makes our merchandise more accessible to customers, increases brand awareness and facilitates cross-marketing efforts with our brick-and-mortar stores.

We market to specific lifestyles and offer outerwear, accessories and apparel in styles ranging from classic to contemporary. We target high potential, high-volume customers between the ages of 25 and 55. In addition, we believe cross-channel brand marketing is an important driver for our future success. By leveraging our various selling formats — malls, outlets, airports, and our e-commerce site — we intend to strengthen the Wilsons Leather brand as the fashion leather leader in the marketplace.

In 2006, as part of the reengineering of our mall stores, we introduced new wall graphics, signage, ticketing, and store fixtures making our stores more contemporary and easier to shop. These changes better emphasize the special nature of our product offerings making them more inviting for our customers to touch and experience. In addition, we created multiple buying opportunities for our customers through a national magazine advertising campaign that ran over the holiday selling season, a bounce-back coupon campaign and our holiday “Gift Leather”

gift card event, which resulted in a significant increase in gift card sales and represents substantial retail sales upon redemption.

We will evaluate several different forms of media promotion to better reach our target customer in 2007, including additional national magazine advertising, direct mailings, freestanding newspaper inserts, and other means.

Licensing

Our sales of licensed products are an important component of our business. We have teamed with some of NASCAR’s top drivers for the license to produce a line of products including men’s and women’s fashion leather jackets, handbags and other accessories bearing the marks of these popular drivers. These licensed products are currently sold through Wilsons Leather stores nationwide, as well as our e-commerce site and our wholesale business. During 2006, we added the ability to sell NASCAR and other licensed products through our wholesale distribution channels. We broadened our selection of licensed products through agreements with, among others, Disney Consumer Products, a division of Disney Enterprises, Inc. Our various license agreements have terms that expire from December 31, 2007 to April 30, 2010.

Under these licensing agreements, we are generally required to achieve a minimum level of net sales, pay specified royalties and receive prior approval from the licensor as to all elements of the licensed merchandise we are to offer. We are also limited as to the selling channels we may use and are precluded from competing with certain licensor channels. The licensor generally maintains the right to terminate our license agreement if we fail to satisfy the specified requirements. Certain of our license agreements have provisions requiring minimum sales and related royalty commitments be met. As such, our ability to extend the terms of our current license agreements may be dependent upon meeting minimum sales and/or royalty levels or complying with all other specified conditions of the agreements. Other matters may also affect our ability to renew existing licenses and there is no assurance that we will be able to renew our current license agreements when they expire.

Licensed product net sales were $10.9 million, $13.3 million and $9.4 million, in 2006, 2005 and 2004, respectively. In 2007, we will continue to explore new licensing opportunities to expand our collection of licensed merchandise and broaden the markets that we serve. We anticipate that the sale of licensed products will be a significant component of the wholesale business we will continue to develop in 2007 and beyond.

Information Systems

We continually assess and upgrade our information systems in an effort to better support our stores’ operations and home office administrative functions. Over the past several years, we have made considerable investments in improving our information systems and completing the replacement of major operating platforms in the functional areas of merchandising, finance, human resources, manufacturing, and store point-of-sale and back-office systems. Most recently, in 2006 we completed a significant upgrade to our financial systems, replaced the core components of our store point-of-sale systems hardware, installed traffic counters in certain stores on a pilot basis, and implemented a data warehouse to provide more timely and detailed information. These systems provide all levels of our organization access to information, powerful analytical tools to improve our understanding of sales and operating trends and the flexibility needed to anticipate future business needs. We believe that our current systems, along with planned upgrades, are adequate to meet our operational plans over the next several years.

Our point-of-sale and back-office systems have been designed to, among other things, free store associates’ time so that they can focus on serving our customers. Our point-of-sale system automates store operations and gives each store the ability to view inventory at other store locations, access human resource and inventory management documentation and enables customer information collection. On a daily basis, we obtain sales and inventory data from our stores, facilitating merchandising decisions regarding the allocation of inventory, pricing and inventory levels. Our connection to our overseas product sourcing offices provides both field management and home office personnel access to pertinent business information. The continuous flow of information to and from our overseas personnel permits us to better control inventory, plan manufacturing capacity, regulate merchandise flow, and ensure product consistency among manufacturers.

Competition

The retail leather outerwear, accessories and apparel industry is both highly competitive and fragmented. We believe that the principal bases upon which we compete are selection, style, quality, price, value, store location, and service. We compete with a broad range of other retailers, including specialty retailers, department stores, mass merchandisers and discounters, and other retailers of leather outerwear, accessories and apparel. We have found that we have different competitors during different times of the year. For example, our competition with department stores increases during the holiday gift giving season. Over the past few years, we have faced increased competition from department stores, mass merchandisers and discounters as they have significantly expanded into the leather outerwear category at promotional price points. While our prices are competitive and we believe our quality is superior, we lack the marketing leverage these parties can bring to bear during the fourth quarter when they promote leather outerwear.

Trademarks

We conduct our business under various trade names, brand names, trademarks, and service marks in the United States, including M. Juliantm, Maxima®, Pelle Studio®, Wilsons The Leather Expertstm, Tannery West®, Georgetown Leather Designtm, The Wallet Works®, Wilsons Leathertm, Wilsons Leather Outletsm, Handcrafted by Wilsons The Leather Expertstm, and Vintage by Wilsons The Leather Expertstm.

Employees

As of February 3, 2007, we had 3,461 associates working for our company. Of these, 288 were corporate office and distribution center associates, 3,126 were full-time, part-time and seasonal associates in our stores and 47 were located in our far east sourcing offices. In 2006, during our peak selling season from October through January, we employed approximately 105 additional seasonal associates in our distribution center and approximately 1,814 additional seasonal associates in our stores. We consider our relationships with our associates to be good. None of our associates are governed by collective bargaining agreements.

Available Information

Our Internet address is www.wilsonsleather.com. We make available free of charge through our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Ethics and Conduct and our Board of Directors Committee charters are also available via our Web site.

Item 1A.	Risk Factors

The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer.

Our growth is dependent on strengthening our existing stores and brand strategy development.

Our ability to grow our existing business depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives related to strengthening our stores’ operations and increasing brand acceptance. Our growth over the next several years depends on our ability to successfully and effectively manage our existing business by continuing to revitalize our mall and outlet stores, increase acceptance of our brand and open new stores on a limited basis as opportunities arise. Our ability to grow our business will be limited, however, if we are unable to improve the sales performance and productivity of our existing stores. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. During 2006, we reengineered our mall stores with a goal of transitioning our customer base toward a more fashion-focused and less price-sensitive customer. In addition, we introduced the new Wilsons Leather logo and brand mission to better promote the uniqueness of our merchandise. Based on our experience over the 2006 holiday selling season, we believe that it will take longer for our new product mix and merchandise strategy to reach our new target customer than we expected and it is possible that the new strategy may not be successful at all. If we are not able to attract customers through our new strategy and increase acceptance of the Wilsons Leather brand, our comparable store sales, operating margins and cash flow will be adversely affected, which would likely have a material adverse effect on our business, financial condition and results of operations.

Our comparable store sales declined during four of the past five years.

Our comparable store sales decreased by 17.2% in 2006, including a 21.6% decrease in the fourth quarter. In 2005, our comparable store sales decreased by 2.9%, with a 10.0% decrease in the fourth quarter. Comparable store sales declined 6.8% and 7.0% in 2003 and 2002, respectively. Comparable store sales for 2004 increased nominally by 0.6%. Our comparable store sales are affected by a variety of factors, including:

•	general economic conditions and, in particular, the retail sales environment;

•	consumer shopping preferences;

•	transition of our target customer base;

•	acceptance of the Wilsons Leather brand;

•	actions by competitors or mall anchor tenants;

•	weather conditions;

•	fashion trends;

•	changes in our merchandise mix;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	maintaining appropriate inventory levels;

•	calendar shifts of seasonal periods; and

•	timing of promotional events.

A continued inability to generate comparable store sales increases in the future would erode operating margins if we were unable to implement additional cost reductions and could have a material adverse effect on our business, financial condition and results of operations.

We may need funding in addition to our cash flow from operations and existing credit facilities.

Based on our current 2007 plan, we believe that the borrowing capacity under our senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions associated with our lower store count will be adequate to meet our working capital and capital expenditure requirements through the first half of 2008. However, if our comparable store sales do not increase as planned in the second half of 2007, we expect that we may need additional financing in 2008 in order to fund our working capital and capital expenditure requirements. Even if our performance during 2007 is on track with plan, we may also seek to obtain additional financing during 2007 for 2008 working capital needs as well as the ability to accelerate implementation of our merchandise and brand acceptance strategies. We are currently exploring various financing strategies. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to implement our key initiatives to grow our business. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.

We are dependent upon our key supplier to implement our merchandising strategy to offer designer labels in our stores’ outerwear product mix.

We plan to introduce additional nationally recognized designer labels into our outerwear offerings beginning in the second quarter of 2007. We believe that in offering these designer labels, we will generate additional traffic and allow more customers the opportunity to favorably compare the high quality of the Wilsons Leather brand to these well-known labels. The successful implementation of this merchandising strategy will depend on our relationship with our key supplier. Our inability to successfully source and integrate additional designer labels into our outerwear merchandise mix may limit acceptance of the Wilsons Leather brand, which may have a material adverse effect on our business, financial condition and results of operations.

Changes in customer shopping patterns could harm our sales.

Most of our stores are located in enclosed shopping malls and regional outlet centers. Our ability to sustain or increase the level of sales depends in part on the continued popularity of malls and outlet centers as shopping destinations and the ability of malls and outlet centers, tenants and other attractions to generate a high volume of customer traffic. Many factors beyond our control may decrease mall traffic, including, among other things, economic downturns, rising energy prices, the closing of anchor department stores, weather, concerns of terrorist attacks, construction and accessibility to strip malls, or alternative shopping formats (such as catalogs, e-commerce or discount stores). Any changes in consumer preferences and shopping patterns could adversely affect our financial condition and operating results.

We may not be able to build and grow our wholesale business effectively and timely and we cannot assure that our wholesale business will warrant additional growth or gain market acceptance.

In 2006, we laid the foundation for a wholesale business to sell proprietary licensed and branded leather products in geographies and product categories outside our current markets and product mix. During the year, we established relations with certain major retailers and other wholesale customers and expanded our NASCAR licensing rights to our wholesale channel. However, our wholesale business is unproven and still in the early stages of development. Competitive circumstances and consumer characteristics in new markets served by our wholesale business may differ substantially from those in the markets in which we have substantial experience. While we believe that our wholesale business may have the potential for expansion, there can be no assurance that we will expand our wholesale business to a meaningful contributor of sales and profit in the future.

We may need to record additional impairment losses in the future if our stores’ operating performance does not improve.

We continually review our stores’ operating performance and evaluate the carrying value of their assets in relation to their expected future cash flows. In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets. In the fourth quarter of 2006, we recorded an impairment loss of $0.7 million related to certain mall stores’ assets. If our stores’ operating performance does not improve in the future, the carrying value of our stores’ assets may not be recoverable in light of future expected cash flows. This may result in our need to record additional impairment losses in certain markets where our stores operate that could have a materially adverse effect on our business, financial condition and results of operation.

The high level of competition in our markets may lead to reduced sales and profits.

The retail leather outerwear, accessories and apparel markets are highly competitive and fragmented. We compete with a broad range of other retailers, including other specialty retailers, department stores, mass merchandisers and discounters, many of which have greater financial and other resources. Increased competition may reduce sales, increase operating expenses, decrease profit margins, and negatively affect our ability to obtain site locations, sales associates and other employees. During 2003 through 2006, we faced increased competition from department stores, mass merchandisers and discounters as they have significantly expanded into the leather outerwear category at promotional price points. There can be no assurance that we will be able to compete successfully in the future and, if we are unable to do so, our business, financial condition and operating results could be adversely affected.

Uncertainty in general economic conditions may lead to reduced consumer demand for our leather outerwear, accessories and apparel and could adversely affect our business and liquidity.

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

Unseasonably warm weather during the fall and winter season has negatively impacted our comparable store sales and total net sales performance over the past two years. Continued warm weather trends in the future may have a material adverse effect on our business, financial condition and results of operations.

Our inability to effectively respond to changes in fashion trends and consumer demands could adversely affect our sales.

Our success depends on our ability to identify fashion and product trends as well as our ability to anticipate, gauge and react swiftly to changes in consumer demand. Our products must remain appealing for a broad range of consumers with diverse and changing preferences; however, our orders for products must be placed in advance of customer purchases. We cannot be certain that we will be able to identify new fashion trends and adjust our product mix in a timely manner. If we misjudge market preferences, we may be faced with significant excess inventories for some products and missed opportunities for other products. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventories. In addition, consumer sentiment toward and demand for leather may change and we may not be able to react to any such changes effectively, or at all. There can be no assurance that demand for our leather products will not decline as a result of negative publicity regarding certain diseases that may affect the supply of hides used to make leather products such as mad cow and hoof-and-mouth disease. If we are unable to anticipate, gauge and respond to changes in demand or if we misjudge fashion trends, it could have a material adverse effect on our business, financial condition and results of operations.

A decrease in the availability of leather or an increase in its price could harm our business.

The purchase of leather comprised approximately 51.3%, 55.2% and 56.1% of our costs of goods sold for leather apparel and 52.5%, 47.8% and 47.6% of the costs of goods sold for accessories in 2006, 2005 and 2004, respectively. A number of factors affect the price of leather, including the demand for leather in the shoe, furniture and automobile upholstery industries. In addition, leather supply is influenced by worldwide meat consumption and the availability of hides. Fluctuations in leather supply and pricing, which can be significant, may have a material adverse effect on our business, financial condition and results of operations.

We could have difficulty obtaining merchandise from our foreign suppliers.

We import our leather garments and accessories from independent foreign contract manufacturers located primarily in China and India. We do not have long-term contracts or formal supply arrangements with our contract manufacturers. In 2006, approximately 82.0% of our leather garments and accessories contracted for manufacture were purchased from foreign suppliers, with approximately 64.0% purchased from China and 12.0% purchased from India. Trade relations with China and India have, in the past, been contentious. If trade relations with these countries or any other country from which we source goods deteriorate, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise. Further, we cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States government, including the likelihood, type or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to source products will occur. In addition, it will take time for us to transition our sourcing to other countries. Certain other risks related to foreign sourcing include:

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

Any event causing a sudden disruption of imports from China, India or other foreign countries, including a disruption due to financial difficulties of a supplier or a catastrophic event (such as, but not limited to, a fire, tornado, flood, or act of terrorism) could have a material adverse effect on our business, financial condition and results of operations. In the event that commercial transportation is curtailed or substantially delayed due to a dockworkers’ strike or other similar work action, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

The seasonality of our business could affect our profitability.

Since our leather outerwear and apparel products are most often purchased during the holiday season, we experience substantial fluctuations in our sales and profitability. We generate a significant portion of our net sales from October through January, which includes the holiday selling season. We generated 49.2% of our annual net sales during that time period in 2006, and 23.6% in December alone. Because our profitability, if any, is historically derived in the fourth quarter, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through January.

Given the seasonality of our business, misjudgments in fashion trends, the effects of war and other significant national and international events or unseasonably warm or severe weather during our peak selling season could have a material adverse effect on our financial condition and results of operations. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including:

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

Our sales from licensing agreements are an important component of our business. Net sales of licensed products were $10.9 million, $13.3 million and $9.4 million in 2006, 2005 and 2004, respectively. Under these licensing agreements we are generally required to achieve a minimum level of net sales, pay specified royalties and receive prior approval from the licensor as to all elements of the licensed merchandise we are to offer. We are also limited as to the selling channels we may use and are precluded from competing with certain licensor channels. The licensor generally maintains the right to terminate our license agreement if we fail to satisfy the specified requirements. Certain of our license agreements have provisions requiring us to meet minimum sales and related royalty commitments. There can be no assurance that we will be able to accomplish the following, any of which could have an adverse effect on our business, financial condition and results of operations:

•	achieve net sales sufficient to cover specified minimum royalty payments that may be required under existing agreements;

•	successfully negotiate renewal of agreements when they expire;

•	obtain the ability to sell through additional selling channels, including wholesale; and

•	enter into new licensing agreements with other parties.

The public sale of our common stock issued pursuant to our employee benefit plans or the sale into the market of the shares issued in our equity financing in April 2004 or issuable upon exercise of the warrants delivered in connection with our April 2004 equity financing could decrease the price of our common stock or make it more difficult to obtain additional financing in the future.

As of February 3, 2007, 1,122,283 shares were subject to issuance upon the exercise of vested stock options previously granted by us, all of which would be freely tradable if issued, subject to compliance with Rule 144 in the case of our affiliates. In addition, 1,636,921 shares of our common stock have been reserved for issuance pursuant to our employee benefit plans. In connection with the April 25, 2004 equity financing which was completed on July 2, 2004, we issued 17,948,718 shares of our common stock and warrants to purchase four million shares of our common stock, subject to certain adjustments, to three institutional investors. The market price of our common stock could decline as a result of market sales of such shares of common stock or the perception that such sales will occur. Such sales or the perception that such sales might occur also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our accounting policies and methods are key to how we report our financial condition and results of operations and they may require management to make estimates about matters that are inherently uncertain.

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

We have identified two accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to the valuation of inventory and the valuation of property and equipment for impairment. Because of the uncertainty of estimates about these matters, we cannot provide any assurance that we will not:

•	significantly increase our lower of cost or market allowance for obsolete inventory; or

•	recognize a significant provision for impairment of our fixed assets at our stores.

For more information, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

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

R. Ted Weschler, one of our directors, is the sole managing member of the investment manager of Peninsula Investment Partners, L.P. (“Peninsula”). Peninsula beneficially owned, in the aggregate, 43.6% of our common stock as of March 23, 2007. Peninsula voting alone would be able to exert significant influence over our business and affairs, including:

•	the election of individuals to our board of directors;

•	the adoption of amendments to our Amended and Restated Articles of Incorporation; and

•	the approval of certain mergers, additional financing, sales of assets, and other business acquisitions or dispositions.

In addition, the ownership concentration of our stock may limit liquidity and cause shareholders to experience fluctuations when selling large blocks of our stock.

The market price for our common stock may be volatile.

Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of:

•	any future sales of our common stock or other securities;

•	a decline in any month or quarter of our net sales or earnings;

•	a decline in any month or quarter of comparable store sales;

•	a deviation in our net sales, earnings or comparable store sales from levels expected by securities analysts;

•	changes in financial estimates by securities analysts; or

•	changes in market valuations of other companies in the same or similar markets.

In addition, the Nasdaq Global Marketsm has experienced extreme volatility that has often been unrelated to the performance of particular companies. Future market fluctuations may cause our stock price to fall regardless of our performance. Such volatility may limit our future ability to raise additional capital.

We rely on third parties for upgrading and maintaining our information systems.

The efficient operation of our business is heavily dependent on our information systems. In particular, we rely heavily on the automated sortation system used in our Brooklyn Park, Minnesota distribution center and the merchandise management system used to track sales and inventory. We also rely on a third-party package for our accounting, financial reporting and human resource functions. We depend on our vendors to maintain and periodically upgrade these systems so that these systems continue to support our business. The software programs supporting our automated sorting equipment and processing our inventory management information are licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade these software programs would disrupt our operations if we were unable to convert to alternate systems in an efficient and timely manner.

War, acts of terrorism or the threat of either may negatively impact the availability of merchandise and otherwise adversely impact our business.

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

Our corporate offices and our Brooklyn Park, Minnesota distribution center are in one location. Our operations could be materially and adversely affected if a catastrophic event (such as, but not limited to a, fire, tornado, flood, or act of terrorism) impacts the use of these facilities. Similarly, any such catastrophic event impacting our third-party distribution center in Kent, Washington could also have a material adverse affect on our operations. There can be no assurance that we would be successful in obtaining alternative facilities in a timely manner if such a catastrophic event were to occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 3, 2007, we operated 417 leased store locations. All of our stores were located in shopping malls, outlet centers or airport retail locations. New store leases with third parties are typically 10 years in duration. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs.

We are also party to a 15-year operating lease, with a five-year option to extend, for a 289,000 square-foot distribution center and 69,000 square-foot corporate office space located in Brooklyn Park, Minnesota.

Item 3.	Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 23, 2007:

Name	Age	Position

Michael M. Searles	57	Chairman and Chief Executive Officer
Stacy A. Kruse	47	Chief Financial Officer and Treasurer
M. Adam Boucher	45	Vice President, Store Sales and Real Estate
William S. Hutchison	33	Chief Merchandising and Sourcing Officer
Jeffrey M. Loeb	51	Chief Information Officer
Michael J. Tripp	38	Vice President, Global Logistics and Customs Compliance

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

Stacy A. Kruse has served as our Chief Financial Officer and Treasurer since January 2006, prior to which she served as our Vice President Finance and Treasurer from August 2004 to January 2006, our Director of Finance and Treasurer from April 2003 to August 2004, and Director of Business Planning & Analysis and Treasurer from June 2001 to March 2003. Prior to joining Wilsons Leather, Ms. Kruse was Director of Finance (Information Services and Business Operations) at US Bancorp, a financial services company, from 1999 to 2001 and held various positions at Carlson Marketing Group, a marketing services company, from 1995 to 1999, most recently as Director of Operations (Loyalty Division) from 1996 to 1999.

M. Adam Boucher has served as our Vice President, Store Sales and Real Estate since January 2006, prior to which he served as our Vice President, Store Sales from August 2005 to December 2005. Prior to joining Wilsons Leather, Mr. Boucher held various retail stores and corporate development positions at Payless ShoeSource, a specialty family footwear retailer, from 1988 to 2005, most recently as Vice President, Retail Operations Eastern Zone from 2004 to 2005.

William S. Hutchison has served as our Chief Merchandising and Sourcing Officer since March 2007, prior to which he served as our Vice President, Sourcing and Wholesale from January 2006 to February 2007, our Vice President, Sourcing from September 2005 to January 2006 and our Divisional Merchandise Manager — Men’s from February 2001 to September 2005. Prior to joining Wilsons Leather, Mr. Hutchison held various merchandising positions with Dillard’s Department Stores, Inc. from 1995 to 2001, most recently as Product Development, Brand Manager from 1999 to 2001.

Jeffrey M. Loeb joined our company as Chief Information Officer on March 27, 2007. Prior to becoming an executive officer of Wilsons Leather, Mr. Loeb served as an information technology consultant since November 2004, and in that capacity he provided consulting services to Wilsons Leather from June 2006 to March 2007. Mr. Loeb previously served in various information technology positions at Best Buy, a consumer electronics retailer, including most recently as a Program Director, from 2000 to November 2004.

Michael J. Tripp has served as our Vice President, Global Logistics and Customs Compliance since February 2007, prior to which he served as our Vice President, Logistics from June 2006 to February 2007, our Director of Distribution and Transportation from April 2004 to June 2006, and our General Manager Distribution from February 2001 to April 2004. Prior to joining Wilsons Leather, Mr. Tripp held various distribution center leadership positions with Kmart, a mass merchandise retailer, from 1997 to February 2000, most recently as Assistant General Manager from 1999 to 2000 and as an Operations Supervisor with Target, an upscale discounter, from 1995 to 1997.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $.01 par value, trades on the Nasdaq Global MarketSM under the symbol WLSN. The closing price of our common stock on March 23, 2007 was $1.68. The following table presents the high and low market prices from January 30, 2005 through February 3, 2007.

Quarterly Common Stock Price Ranges
Fiscal quarter ended	High	Low

April 30, 2005	$5.60	$2.62
July 30, 2005	$7.20	$4.80
October 29, 2005	$7.26	$4.97
January 28, 2006	$5.03	$3.04

April 29, 2006	$3.98	$3.14
July 29, 2006	$4.12	$3.25
October 28, 2006	$3.70	$2.46
February 3, 2007	$2.84	$1.68

There were 70 record holders of our common stock as of March 23, 2007.

Comparative Stock Performance

The comparative stock performance graph below compares the cumulative shareholder return on our common stock for the period from February 2, 2002 through February 3, 2007, with the cumulative total return on (i) the Nasdaq Retail Composite Stock Index and (ii) the S&P 500 Index. The table assumes the investment of $100 in our common stock, the Nasdaq Retail Composite Stock Index and the S&P 500 Index on February 2, 2002, and the reinvestment of all dividends through the last trading day of the years ended February 1, 2003, January 31, 2004, January 29, 2005, January 28, 2006, and February 3, 2007.

	2/2/02	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07
Wilsons The Leather Experts Inc.	100.00	38.16	25.60	26.02	28.35	16.29
Nasdaq Retail Composite Stock Index	100.00	81.32	119.23	142.79	154.85	170.14
S&P 500 Index	100.00	76.25	100.80	104.38	114.39	129.07

Dividends

We have not declared any cash dividends since our inception in May 1996. In addition, our loan agreements contain certain restrictions limiting, among other things, our ability to pay cash dividends or make other distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Purchases of Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of 2006.

Item 6.	Selected Financial Data

The selected historical consolidated financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, beginning on page F-1 of this report. The selected historical consolidated financial data has been derived from our audited consolidated financial statements.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

(In thousands, except per share amounts and operating data)

	For the years ended(1)
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Net sales	$321,262	$397,986	$441,071	$521,025	$571,547
Gross margin	87,011	139,232	141,358	147,111	169,753
Operating income (loss)	(35,610)	12,282	(18,512)	(25,920)	(13,603)
Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(37,472)	9,126	(25,939)	(36,788)	(23,856)
Income tax benefit	(4,377)	(3,086)	(2,183)	(3,205)	(9,543)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(33,095)	12,212	(23,756)	(33,583)	(14,313)
Income (loss) from discontinued operations, net of tax	—	—	173	—	(42,014)
Cumulative effect of a change in accounting principle, net of tax(2)	—	—	—	—	(24,567)

Net income (loss)	$(33,095)	$12,212	$(23,583)	$(33,583)	$(80,894)

Basic income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.85)	$0.31	$(0.76)	$(1.64)	$(0.71)
Income (loss) from discontinued operations	—	—	0.01	—	(2.10)
Cumulative effect of a change in accounting principle	—	—	—	—	(1.22)

Basic income (loss) per share	$(0.85)	$0.31	$(0.75)	$(1.64)	$(4.03)

Diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.85)	$0.30	$(0.76)	$(1.64)	$(0.71)
Income (loss) from discontinued operations	—	—	0.01	—	(2.10)
Cumulative effect of a change in accounting principle	—	—	—	—	(1.22)

Diluted income (loss) per share	$(0.85)	$0.30	$(0.75)	$(1.64)	$(4.03)

Weighted average common shares outstanding:
Basic	39,154	38,994	31,275	20,528	20,053
Diluted	39,154	40,767	31,275	20,528	20,053
Selected Operating Data:
Number of permanent stores open at end of period(3)	417	422	436	460	618
Change in comparable store sales(3)(4)	(17.2)%	(2.9)%	0.6%	(6.8)%	(7.0)%
Net sales per square foot for stores open entire period(3)	$324	$381	$395	$377	$380
Total selling square footage at end of period(3) (in thousands)	962	970	1,004	1,052	1,377
Peak number of seasonal stores during period	N/A	118	102	229	284

	At year ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003(1)

Balance Sheet Data:
Working capital	$75,193	$102,878	$86,221	$61,847	$107,096
Inventories	74,897	85,645	86,059	89,298	118,701
Total assets	145,345	179,868	188,580	215,765	259,303
Total debt (short and long-term)	20,000	20,000	25,000	56,189	55,740
Shareholders’ equity	78,501	108,054	95,107	85,354	117,228

(1)	The year ended February 3, 2007 is a 53 week year, all other years presented are 52 week years.

(2)	Includes a charge to operations, net of tax, of $24.6 million resulting from the cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets.

(3)	The figures for January 31, 2004 exclude the 111 liquidation stores.

(4)	A store is included in the comparable store sales calculation after it has been opened and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Executive Overview

We measure performance using such key operating statistics as comparable store sales, sales per square foot, gross margin percentage, and store operating expenses, with a focus on labor, as a percentage of sales. These results translate into store operating contribution and store cash flow, which we use to evaluate overall performance on an individual store basis. Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin and is measured as a percentage of sales. Store operating contribution gives us an overall measure as to whether or not individual locations and markets are meeting our financial objectives.

In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity, which allows us to generally maintain acceptable margin levels. In 2006, our inventory markdowns were higher than in the past as we aggressively liquidated certain merchandise and repositioned our inventory mix pursuant to our strategic initiative of reengineering our mall stores. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total sales.

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

As of February 3, 2007, we operated a total of 417 stores located in 45 states, including 287 mall stores, 116 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season. However, operation of our temporary seasonal stores was suspended in 2006. In 2005 and 2004, we operated 118 and 102 temporary seasonal stores, respectively. We do not intend to operate any temporary seasonal stores in the foreseeable future, but may reconsider in the future.

We generate a significant portion of our net sales from October through January, which includes the holiday selling season. We generated 49.2% of our annual net sales in that time period in 2006, and 23.6% in December alone. As part of our strategy to improve operating margins and maximize revenue and profitability during non-peak selling seasons, we have increased the number of outlet locations since 2000, which are less seasonal, and modified our product mix to emphasize accessories. In addition, our continued focus on accessory penetration has resulted in accessory sales growth as a percentage of our total net sales to 41.4% in 2006 from 38.3% in 2005 and 35.6% in 2004.

Comparable store sales decreased 17.2% and 2.9% in 2006 and 2005, respectively, and increased 0.6% in 2004. A store is included in the comparable store sales calculation after it has been open and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year. As a percentage of net sales, continuing operations resulted in a net loss of 10.3% in 2006, net income of 3.1% in 2005, and a net loss of 5.4% in 2004.

The following table contains selected information for each of our store formats for 2006.

		Comparable		Sales per Selling
	Sales	Store Sales	Average Size	Square Foot(1)
	(in millions)		(in selling
			square feet)

Mall stores	$173.1	(22.7)%	2,000	$296
Outlet stores	128.7	(8.9)%	3,250	347
Airport stores	10.7	(12.7)%	600	1,289
E-commerce	6.7	—	—	—
Wholesale	1.5	—	—	—
Seasonal	0.6	—	—	—

Total	$321.3

The following table contains selected information for each of our store formats for 2005.

		Comparable		Sales per Selling
	Sales	Store Sales	Average Size	Square Foot(1)
	(in millions)		(in selling
			square feet)

Mall stores	$225.8	(2.5)%	2,000	$367
Outlet stores	134.7	(4.3)%	3,300	378
Airport stores	12.9	4.1%	600	1,438
E-commerce	6.3	—	—	—
Seasonal	18.3	—	—	—

Total	$398.0

The following table contains selected information for each of our store formats for 2004.

		Comparable		Sales per Selling
	Sales	Store Sales	Average Size	Square Foot(1)
	(in millions)		(in selling
			square feet)

Mall stores	$246.3	(0.3)%	2,000	$388
Outlet stores	139.0	2.0%	3,300	378
Airport stores	13.6	4.6%	700	1,650
E-commerce	4.2	—	—	—
Seasonal	17.2	—	—	—
Liquidation	20.8	—	—	—

Total	$441.1

(1)	Sales per square foot is defined as net sales for stores open a full 12 months divided by total selling square feet for stores open a full 12 months.

In 2006, our focus was on creating a new model that would lead to consistent top-line performance while maintaining merchandise margins, cash position, the health of our balance sheet, and a rational store count. To that end we planned to pursue four initiatives:

•	reengineering our Wilsons Leather mall stores with greater accessory penetration, migration to a product mix with higher price points, introduction of new signage, product ticketing and store set-ups, giving our mall stores a fresh and clean look that is easier to shop;

•	revitalizing our outlet division with marketing packages differentiated from our mall stores and improved merchandising within the outlet stores;

•	planning the launch of a new store concept in the future, which was to focus on mid-to-higher-end accessory offerings with a limited assortment of outerwear; and

•	developing a wholesale business to sell proprietary licensed and branded leather products in geographies and product categories outside our current markets and product mix.

Throughout 2006, we aggressively pursued our strategic initiative related to the reengineering of our mall stores. This included transitioning our merchandise to a newer, fresher and less outerwear dependent product mix and making a significant investment in new store fixtures. In addition, our product presentation, pricing strategies and store set-ups were also updated giving our mall stores a fresh and clean look that is much easier to shop. These changes were all made with the goal of transitioning our customer base toward a more value-oriented, fashion-focused customer. The transformation of our mall stores was substantially completed in the third quarter of 2006 in advance of the holiday selling season.

We also implemented new marketing packages within our outlet division differentiated from our mall stores. Merchandising within the outlet stores improved, including more opportunistic purchases from third-party vendors, as well as our traditional suppliers.

While we planned to develop a new accessory store concept that would focus on mid-to-higher-end fashion accessory offerings, the significant effort involved in transforming our mall stores has led us to abandon these plans for the near future.

Our efforts in the wholesale channel should enable us to grow our wholesale business to sell proprietary licensed and branded leather products in geographies and product categories outside our current markets and product mix. We plan to continue our efforts to grow our wholesale business in 2007.

These initiatives were part of a multi-year, multi-format strategy intended to move Wilsons Leather into a stronger position as a company and a more relevant brand for the future. From the outset, we believed the impact of our efforts related to these strategies would not be realized until after 2006. As we anticipated, the changes to the physical layout of our mall stores, our new product mix and new merchandise strategies have taken time to resonate with our new target customer. The future success of these initiatives is dependent upon our ability to transition our target customer base and increase acceptance of the Wilsons Leather brand.

We believed that the 2006 holiday selling season would provide confirmation that these strategies, particularly the transformation of our mall stores, were gaining traction with our new target customer. However, we experienced a significant decrease in holiday selling season traffic and the resulting 21.6% decrease in our fourth quarter comparable store sales was evidence that the migration to our new target customer will take additional time and our strategic course will need to be refined to improve top-line performance.

In 2007, we plan to build on the “reinvented” Wilsons Leather we worked to create in 2006 and increase recognition and acceptance of the Wilsons Leather brand. We will continue to appeal to a more contemporary and upscale target customer. We do not intend to revert to the promotional “price only” environment of crowded stores and unattractive presentations that was our past. We will continue to increase our accessories profile by offering new collections of high quality, high fashion handbags. In addition, we will increase the number of designer labels we carry in our outerwear offerings to help generate additional traffic into our stores and add credibility to the Wilsons Leather brand.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

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

Inventories

We value our inventories, which consist primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method using the last-in, first-out (“LIFO”) basis. As of February 3, 2007 and January 28, 2006, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Management evaluates several factors related to valuing inventories at the lower of cost or market such as anticipated consumer demand, fashion trends, expected permanent retail markdowns, the aging of inventories, and class or type of inventories. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

Permanent markdowns designated for clearance activity are recorded at the point of decision, when utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and style trends. The corresponding reduction to gross margin is also recorded in the period that the decision is made.

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal year. Physical inventories are taken at least biannually for all stores and distribution centers and inventory records are adjusted accordingly. The shrink rate for the most recent physical inventory, in combination with current events and historical experience, is used as the accrual rate to record shrink for the next inventory cycle.

Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Property and Equipment Impairment

Our property and equipment consists principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in our consolidated balance sheets in our consolidated financial statements. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is 10 years. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. We review long-lived assets for impairment whenever events, such as decisions to close a store or changes in circumstances, indicate that the carrying value of an asset may not be recoverable. In the fourth quarter of 2006, we determined, based on our most recent sales projections for various markets in which we have stores, that the current estimate of the future undiscounted cash flows in certain of these markets would not be sufficient to recover the carrying value of those markets’ mall store fixed assets. Accordingly, we recorded an impairment loss of $0.7 million in the fourth quarter of 2006 related to those mall stores’ assets. Such assets were written down to fair value less the expected disposal value, if any, of such furniture, fixtures and equipment. We determined that these assets had no fair value, as the majority of such assets relate to leasehold improvements and other store-specific fixtures and equipment. This impairment charge was recorded as a component of selling, general and administrative expenses. During 2005 and 2004, our impairment testing did not indicate any impairment and no such charge was recorded in either year.

Results of Operations

Overview

In evaluating our financial performance and operating trends, management considers information concerning our operating income (loss), net income (loss), basic and diluted income (loss) per share and certain other information before liquidation and restructuring costs that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). See Note 2, “Reorganization and partial store liquidation,” to our consolidated financial statements beginning on page F-14 of this report. A reconciliation of these non-GAAP financial measures to GAAP numbers for the year-to-date period ended January 29, 2005 is included in the table below. We believe that the non-GAAP numbers calculated before liquidation and restructuring costs recorded in 2004 provide a useful analysis of our ongoing operating trends and are useful in comparing operating performance period to period. We evaluated these non-GAAP numbers calculated before liquidation and restructuring costs on a quarterly basis in order to measure and understand our ongoing operating trends. Our management incentive bonuses for 2004 were based on an earnings before tax measure calculated before liquidation and restructuring costs.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

Reconciliation of GAAP Consolidated Statement of Operations to
Adjusted Statement of Operations for the year ended January 29, 2005

(In thousands, except per share amounts)
(Unaudited)

		Liquidation,
	For the year	Restructuring	For the year
	ended January 29,	and Other	ended January 29,
	2005—as reported	Charges(1)	2005—Adjusted

NET SALES	$441,071	$20,778	$420,293
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	299,713	16,944	282,769

Gross margin	141,358	3,834	137,524
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	129,240	17,442	111,798
DEPRECIATION AND AMORTIZATION	30,630	13,780	16,850

Operating income (loss)	(18,512)	(27,388)	8,876
INTEREST EXPENSE, net	7,427	—	7,427

Income (loss) from continuing operations before income taxes	(25,939)	(27,388)	1,449
INCOME TAX BENEFIT	(2,183)	—	(2,183)

Income (loss) from continuing operations	(23,756)	(27,388)	3,632
INCOME FROM DISCONTINUED OPERATIONS, net of tax	173	—	173

Net income (loss)	$(23,583)	$(27,388)	$3,805

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.76)	$(0.87)	$0.11
Income (loss) from discontinued operations	0.01	—	0.01

Basic income (loss) per share	$(0.75)	$(0.87)	$0.12

Basic weighted average shares outstanding	31,275	—	31,275

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.76)	$(0.85)	$0.11
Income (loss) from discontinued operations	0.01	—	0.01

Diluted income (loss) per share	$(0.75)	$(0.85)	$0.12

Diluted weighted average shares outstanding	31,275	—	32,057

(1)	Includes $27.4 million related to the transfer of inventory to an independent liquidator in conjunction with the closing of approximately 111 stores, accelerated depreciation, fixed asset write-offs, lease termination costs related to store closings, severance, and other restructuring charges.

The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of net sales:

	As reported
	For the years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

NET SALES	100.0%	100.0%	100.0%
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	72.9	65.0	68.0

Gross margin	27.1	35.0	32.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	34.3	28.4	29.3
DEPRECIATION AND AMORTIZATION	3.9	3.5	6.9

Operating income (loss)	(11.1)	3.1	(4.2)
INTEREST EXPENSE, net	0.6	0.8	1.7
INCOME TAX BENEFIT	(1.4)	(0.8)	(0.5)

Income (loss) from continuing operations	(10.3)	3.1	(5.4)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—

Net income (loss)	(10.3)%	3.1%	(5.3)%

The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of net sales for 2004 “as adjusted” to exclude the liquidation and restructuring costs:

As adjusted
For the year ended
January 29,
2005

NET SALES	100.0%
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	67.3

Gross margin	32.7
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26.6
DEPRECIATION AND AMORTIZATION	4.0

Operating income	2.1
INTEREST EXPENSE, net	1.8
INCOME TAX BENEFIT	(0.5)

Income from continuing operations	0.9
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—

Net income	0.9%

2006 Compared to 2005

Net Sales.  2006 net sales of $321.3 million decreased 19.3% from $398.0 million in 2005. This decrease in net sales was primarily the result of a decrease in 2006 comparable store sales of 17.2% compared to a 2.9% decrease in 2005. The decrease in comparable store sales was experienced in all merchandise lines, with men’s down 19.8%, women’s down 21.8% and accessories down 11.9%. Mall and outlet channels were down 22.7% and 8.9%, respectively.

Temporary seasonal stores contributed $18.3 million in net sales in 2005 compared to $0.6 million in 2006, which amount in 2006 was generated in the first month of the year. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season from October to January. However, operation of our temporary seasonal stores was suspended in 2006. In 2005, we operated 118 temporary seasonal stores. We do not intend to operate any temporary seasonal stores in the foreseeable future, but may reconsider if circumstances warrant.

We also had a 1.7% reduction in the average store count year-over-year. We opened nine stores and closed 14 stores during 2006 compared to opening seven stores and closing 21 stores in 2005. As of February 3, 2007, we operated 417 stores compared to 422 as of January 28, 2006. Our selling square footage in 2006 was relatively flat compared to 2005 at 962,100 and 969,900, respectively.

Lastly, unseasonably warm weather was again experienced throughout the 2006 holiday selling season and, as in 2005, had a considerable negative impact on our outerwear sales.

Throughout 2006, we aggressively pursued our strategic initiative related to the reengineering of our mall stores. This included transitioning our merchandise to a newer, fresher and less outerwear dependent product mix. During the first half of 2006 and into the third quarter, receipts of new merchandise were limited to focus on repositioning our inventory and eliminating non-go-forward and overstocked inventory including styles carried over from prior years. This repositioning of our inventory contributed to the decline in comparable net sales during 2006.

The significant transition we have undertaken in our Wilsons Leather mall stores during 2006 leading up to and into the fourth quarter has also had a negative impact on our comparable store sales. Our mall stores now have a very different look and feel, are less crowded and more shoppable. Entering the holiday selling season, each mall store had been refitted with new window fixtures, custom wall graphics, display tables, boutique wall presentations, and new interior signage. Product presentation and pricing strategies were also updated, all with the goal of transitioning our customer base toward a more value-oriented, fashion-focused customer and away from the price-driven promotional customer we have historically sold to. The transformation of our mall stores was substantially completed in the third quarter. We anticipated that these changes to the physical layout of our mall stores, our new product mix and new merchandise strategies would take time to resonate with our new target customer and was part of a multi-year, multi-format strategy. However, we experienced a significant decrease in holiday selling season traffic and the resulting 21.6% decrease in fourth quarter comparable store sales was evidence that the migration to our new target customer will take additional time and our strategic course will need to be refined to improve top-line performance.

Cost of Goods Sold, Buying and Occupancy Costs.  Cost of goods sold, buying and occupancy costs decreased $24.5 million or 9.5% to $234.3 million in 2006 from $258.8 million in 2005. This decrease was driven by: (1) a $30.8 million decrease in product costs due to the significantly lower sales volume experienced in 2006 and (2) a $0.7 million decrease in buying and occupancy costs relating to our decreased receipts during the year and the reduction in average store count year-over-year. These decreases were somewhat offset by: (1) a $6.6 million increase in temporary and permanent markdowns and (2) a $0.4 million increase in delivery and other costs of sales year-over-year.

Early in 2006, we took extensive temporary and permanent markdowns to liquidate and reposition our inventory pursuant to our strategic initiative relating to the reengineering of our mall stores’ product mix. As our product mix strategy evolved during the year, we continued to take aggressive actions to reduce our outerwear inventory as well as accelerating markdowns on certain handbag and accessory inventory in preparation for the fall implementation of the new look and feel of our mall stores. Additional markdowns were taken in the fourth quarter as a result of our lower than planned holiday sales volume and as a result of our “Gift Leather” holiday gift card promotion.

Gross margin dollars decreased $52.2 million, or 37.5%, to $87.0 million in 2006 compared to $139.2 million in 2005 primarily related to the lower sales volume in 2006 compared to 2005. In addition, temporary seasonal stores contributed $7.4 million in gross margin in 2005 compared to $0.2 million in the first month of 2006.

Gross margin as a percentage of net sales decreased by 790 basis points to 27.1% in 2006 compared to 35.0% in 2005 primarily due to: (1) the de-leveraging resulting from our comparable store sales, which resulted in a 420 basis point increase in buying and occupancy costs as a percentage of net sales, (2) a 330 basis point decrease in merchandise margins resulting from a 170 basis point increase in initial markups offset by a 500 basis point increase in markdowns as a percentage of net sales due to the aggressive 2006 markdowns discussed above and (3) a 40 basis point increase in delivery and other costs of goods sold as a percentage of net sales.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses decreased $2.7 million or 2.4% to $110.2 million in 2006 from $112.9 million in 2005. As a percentage of net sales, 2006 SG&A expenses increased to 34.3% from 28.4% in the similar period last year. The increase in percentage rate is the result of our lower sales volume, which more than offset the decrease in SG&A spending.

The $2.7 million decrease in 2006 SG&A spending was primarily due to a net $7.7 million decrease in store related expenses resulting from our lower sales volume and reduced store count as we operated on average seven fewer stores in 2006 compared to the similar period last year. This decrease included: (1) $3.9 million in reduced payroll costs, as our overall payroll hours were lower year-over-year consistent with our decreased sales levels, (2) $1.4 million decreased shrink expense, (3) $1.5 million decreased credit card fees due to lower transaction volume and a refund of prior fees received as part of the VISA/MasterCard antitrust litigation settlement, and (4) $1.7 million in net lower administrative costs, all of which were somewhat offset by $0.8 million in lower layaway and other service fees. Layaway purchases were discontinued in December 2006 and for the foreseeable future. Suspending operation of our temporary seasonal stores in 2006 accounted for $4.5 million of the decrease in store related expenditures.

The decrease in store related spending was mostly offset by: (1) a $2.3 million charge related to stock-based compensation costs recorded in 2006 with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), with no corresponding amount in the similar period last year, (2) $0.7 million of spending related to the start-up of our wholesale operations, (3) a $0.7 million asset impairment loss related to certain mall stores, (4) a $0.5 million increase in promotional spending related to the rollout of our reengineered mall stores (primarily print ad buys for the holiday selling season), and (5) a $0.8 million net increase in other administrative costs including increased spending on medical/dental insurance claims and workers compensation expenditures as well as the estimated settlement of certain infringement claims somewhat offset by lower payroll costs. Administrative costs related to operation of our temporary seasonal stores were $1.4 million lower in 2006 as compared to 2005.

Depreciation and Amortization.  2006 depreciation and amortization decreased $1.6 million to $12.5 million compared to $14.1 million in 2005. The decrease was primarily the result of: (1) $0.9 million net expense related to assets fully depreciated in the prior year, primarily store cash register hardware and software, (2) a decrease of $0.5 million in accelerated depreciation related to known store closings in 2006 compared to last year and (3) a decrease in store depreciation due to a 1.7% decrease in the year-to-date average store count. As a percentage of net sales, depreciation and amortization increased to 3.9% from 3.5% last year.

Operating Income (Loss).  As a result of the above, 2006 operating income (loss) decreased $47.9 million to an operating loss of $35.6 million compared to operating income of $12.3 million in 2005. This decline in operating performance was due to: (1) a $52.2 million decrease in gross margin somewhat offset by, (2) a $2.7 million decrease in SG&A spending in the current year compared to last year and (3) a $1.6 million decrease in depreciation and amortization. The decreased operating performance in 2006 is reflective of the significant efforts we have undertaken to transition Wilsons Leather pursuant to our strategic initiatives, which have had a negative impact on our results.

Interest Expense.  Net interest expense of $1.9 million in 2006 decreased $1.3 million compared to $3.2 million in 2005. The net decrease was due to a $0.6 million decrease in interest expense in the current year compared to 2005, as we had lower average borrowings in 2006 compared to 2005. In addition, interest income increased $0.8 million year-over-year, as our average cash balances during 2006 were higher than 2005. These amounts were slightly offset by $0.1 million in debt issuance costs written off in the fourth quarter of 2006 relating to our amended credit facility.

Income Tax Benefit.  In 2006, we recorded a net income tax benefit of approximately $4.4 million compared to a net benefit of $3.1 million recorded in 2005. The net benefit recorded in the current year related primarily to the reduction of the income tax provision we recorded in the fourth quarter of 2005 and the release of certain state income tax contingency reserves. Due to our July tax year end, we recorded a provision in the fourth quarter of 2005 for income taxes due based on taxable income through the first half of the tax year. As a result of the net loss incurred in the first six months of 2006, the taxable income and related income taxes due as of the end of 2005 were reduced. Subsequent to our July 2006 tax year end, we elected to conform our tax year end to our fiscal year end as of February 3, 2007. Therefore, fluctuations created by different book and tax year ends will be eliminated going forward. See Note 9, “Income taxes” contained in our consolidated financial statements.

Net Income (Loss).  Our net loss for 2006 was $33.1 million compared to net income of $12.2 million in 2005, or a loss of $0.85 per basic and diluted common share in 2006 compared to income in 2005 of $0.31 and $0.30 per basic and diluted common share, respectively. The $45.3 million decline in our 2006 net income was primarily the result of our decreased net sales and lower gross margins, which were slightly offset by decreased SG&A spending, decreased depreciation and decreased net interest expense (all discussed above).

2005 Compared to 2004

Net Sales.  Net sales decreased 9.8% to $398.0 million in 2005 from $441.1 million in 2004. Included in the 2004 net sales were approximately $20.8 million in sales recorded in the first quarter of 2004 resulting from the liquidation of 111 stores. See Note 2, “Reorganization and partial store liquidation” to our consolidated financial statements. Excluding these liquidation sales, 2005 net sales of $398.0 million decreased 5.3% from $420.3 million in 2004. This decrease is the result of our operating on average 24 fewer stores in 2005 compared to 2004 as well as a 2.9% decrease in comparable store sales for 2005 compared to a 0.6% increase in 2004.

The decrease in comparable store sales for 2005 was primarily the result of: (1) the unseasonably warm weather experienced over most of the country during the fall season, which had a considerable negative impact on our outerwear sales and (2) lower than anticipated volume during the holiday selling season as we faced increased competition from department and chain stores that have significantly expanded into the leather outerwear category.

We opened seven stores and closed 21 stores during 2005 compared to opening five stores and closing 29 stores in 2004 (excluding the 111 liquidation stores). As of January 28, 2006, we operated 422 stores compared to 436 as of January 29, 2005. Our selling square footage in 2005 decreased 3.4% to 969,900 from 1,004,000 in 2004. In addition, we operated 118 temporary seasonal stores during the 2005 holiday selling season as compared to 102 temporary seasonal stores during 2004. As mentioned above, we suspended operation of our temporary seasonal stores in 2006 and for the foreseeable future, but may reconsider if circumstances warrant.

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

Gross margin as a percentage of net sales increased by 300 basis points to 35.0% in 2005 compared to 32.0% in 2004 primarily due to improved merchandise margins resulting from a 600 basis point improvement in initial mark-on and a $1.7 million decrease in markdowns offsetting a $2.3 million increase in buying and occupancy costs. The increase in buying and occupancy costs relates primarily to the reversal in 2004 of $3.6 million of deferred rent liabilities related to the closed liquidation stores.

Excluding the effects of the liquidation and restructuring charges, gross margin increased $1.7 million, or 1.2%, from $137.5 million in 2004 and as a percentage of net sales was 230 basis points higher than the 32.7% in 2004. This improvement was the result of a 250 basis point improvement in initial mark-on, lower markdowns and delivery costs as a percentage of net sales and a $0.8 million decrease in buying and occupancy costs.

Selling, General and Administrative Expenses.  SG&A expenses in 2005 of $112.9 million decreased $16.4 million, or 12.7%, from $129.2 million in 2004. As a percentage of net sales, 2005 SG&A expenses decreased to 28.4% compared to 29.3% last year. The $16.4 million decrease was primarily due to: (1) $17.4 million of liquidation and restructuring charges incurred in 2004, primarily related to lease termination costs, asset write-offs related to store closings, severance, and other restructuring charges, (2) a $1.9 million decrease in general and administrative costs due to a $1.5 million decrease in bonuses accrued in 2005 compared to 2004 and approximately $0.4 million reduced spending on medical insurance claims and workers compensation expenditures due to a lower store count and (3) a decrease in other store expenses of $0.4 million also due to lower sales volume and reduced store count. These decreases were somewhat offset by: (1) a $1.0 million increase in e-commerce fulfillment expenses due to higher on-line sales volume, (2) a $1.5 million increase in selling and field sales management expenses primarily related to higher payroll rates, more store hours and floor sets and (3) $0.8 million in reduced layaway service fees, as we discontinued layaways in the months of December and January.

SG&A expenses as a percentage of net sales, excluding the liquidation and restructuring charges (which totaled $17.4 million, or 83.9% of the year-to-date liquidation sales of $20.8 million), increased to 28.4% for 2005 compared to 26.6% for 2004. The increase in rate as a percentage of net sales reflects our net $1.1 million increase in spending and the lower sales volume.

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

Operating Income (Loss).  As a result of the above, operating income for 2005 increased $30.8 million to $12.3 million compared to an operating loss of $18.5 million in 2004. This improvement was primarily due to: (1) net liquidation and restructuring charges of $27.4 million in 2004, (2) $1.7 million in improved gross margin dollars as compared to 2004 and (3) $2.8 million in decreased depreciation and amortization expenditures in 2005. These improvements were somewhat offset by an additional $1.1 million in SG&A spending year-over-year. Excluding the effects of the liquidation and restructuring charges, 2005 operating income of $12.3 million increased $3.4 million compared to $8.9 million in 2004.

Interest Expense.  Net interest expense of $3.2 million in 2005 decreased $4.3 million compared to $7.4 million in 2004, due to the repurchase and repayment of our 11 1/4% Senior Notes in the second and third quarters of 2004, respectively, the prepayment of $5.0 million of the Term B promissory note in March 2005, lower revolver borrowings in the third and fourth quarters of 2005 as compared to the similar periods of 2004 and a $0.6 million increase in interest income in 2005 as compared to 2004. In addition, during the first quarter of 2004 we wrote off $0.5 million of debt issuance costs related to the amended senior credit facility. The liquidation and restructuring did not impact interest expense.

Income Tax Benefit.  For 2005, we recorded a net income tax benefit of approximately $3.1 million compared to a net benefit of $2.2 million in 2004. The 2005 net benefit was comprised of: (1) a $5.6 million benefit as a result of both a reduced tax basis of our LIFO inventory reserve and a tax planning strategy that allowed us to maintain a valuation allowance on the net deferred tax assets inclusive of the LIFO reserve, (2) a $1.7 million benefit related to the resolution of certain income tax contingencies previously accrued as a result of an Internal Revenue Service review of amended returns completed in our second quarter and (3) a $4.2 million provision for income taxes due. See Note 9, “Income taxes” contained in our consolidated financial statements.

Income from Discontinued Operations.  We reported no income from discontinued operations in 2005 compared to $0.2 million net of tax in 2004.

Net Income (Loss).  Net income for 2005 improved $35.8 million to $12.2 million compared to a net loss of $23.6 million in 2004. The improvement in net income was primarily due to the $27.4 million net loss relating to the 2004 liquidation and restructuring as well as our improved gross margins and decreased depreciation and interest expense somewhat offset by increased SG&A expenses (all discussed above). Excluding the effects of the liquidation and restructuring, net income of $12.2 million increased $8.4 million compared to $3.8 million in 2004.

Liquidity and Capital Resources

Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems, and increasing capacity and efficiency for our distribution center. In addition, implementation of our key initiatives relating to our new multi-format model, increasing recognition and acceptance of the Wilsons Leather brand and continuing to develop our wholesale business require significant resources including capital dollars. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.

Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general economic conditions, including rising energy prices, customer shopping patterns, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation, and consumer confidence in future economic conditions. Consumer purchases of discretionary items such as our leather products tend to decline during periods when disposable income is lower. The uncertain outlook in the United States’ economy has shifted consumer spending habits toward large discount retailers, which has decreased mall traffic, resulting in lower net sales on a quarterly and annual basis.

Our ability to meet our debt service obligations depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, or our ability to raise additional capital, which may not be available on terms that are favorable to us, or at all. If we are unable to generate sufficient cash flow from operations or financing activities in the future to service our debt, we may be required to obtain additional debt or equity financing. There can be no assurance that any such additional financing would be possible or could be obtained on terms that are favorable to us, or at all.

General Electric Capital Corporation and a syndicate of banks have provided us with a senior credit facility, as amended, that provides for borrowings of up to $135.0 million in aggregate principal amount, including a $20.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of our senior credit facility is limited to:

•	90% of the then applicable discount rate applied in appraising eligible retail inventories to reflect their value as if sold in an orderly liquidation, plus the lesser of 10% of various components of the borrowing base or the then outstanding principal balance of the Term B promissory note, except that such amount is reduced by the amount of certain in-transit inventory to the extent such inventory reflects a disproportionate amount of our total inventory;

•	plus the lesser of $10.0 million or 50% of the difference between the book value of eligible wholesale inventory and the book value of eligible wholesale inventory in-transit in excess of $5.0 million;

•	plus 90% of the discount rate applied in appraising retail inventories to reflect their value as if sold in an orderly liquidation, times the future retail inventory subject to trade letters of credit;

•	plus 50% of the book value of our future wholesale inventories related to trade letters of credit;

•	plus 90% of credit card receivables;

•	plus the lesser of $10.0 million or 90% of eligible wholesale accounts receivable; and

•	minus a reserve equal to the outstanding principal amount of the Term B promissory note ($20.0 million as of February 3, 2007) and a separate reserve equal to 10% of the lesser of $115.0 million and the maximum amount calculated under the formula described above.

As of February 3, 2007, we had no borrowings under the revolving portion of the senior credit facility and the Term B promissory note had a balance of $20.0 million and we had $3.8 million in outstanding letters of credit.

Interest is currently payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). Interest is currently payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability.

We pay monthly fees of 0.25% per annum on the unused portion of the senior credit facility, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. The senior credit facility expiration is June 30, 2010, at which time all borrowings, including the Term B promissory note, become due and payable. Prepayment of the Term B promissory note is payable only with the consent of the senior lenders. Any such prepayment would be subject to a 1.0% prepayment fee if prepayment is made on or prior to June 30, 2008 and a 0.5% prepayment fee if prepayment is made after June 30, 2008 but on or prior to June 30, 2009. After June 30, 2009, any remaining balance of the Term B promissory note is prepayable without penalty. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances.

The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At February 3, 2007, we were in compliance with all covenants related to the senior credit facility.

We plan to use the senior credit facility for our immediate and future working capital needs. We are dependent on the senior credit facility to fund working capital and letter of credit needs. Based on our current 2007 plan, we believe that the borrowing capacity under our senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions associated with our lower store count will be adequate to meet our working capital and capital expenditure requirements through the first half of 2008. However, if our comparable store sales do not increase as planned in the second half of 2007, we expect that we may need additional financing in 2008 in order to fund our working capital and capital expenditure requirements. Even if our performance during 2007 is on track with plan, we may also seek to obtain additional financing during 2007 for 2008 working capital needs as well as the ability to accelerate implementation of our merchandise and brand acceptance strategies. We are currently exploring various financing strategies. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to implement our key initiatives to grow our business. If we raise capital through the issuance of equity securities, the holdings of existing shareholders may be diluted.

On January 22, 2004, we announced a reorganization and partial store liquidation as described in Note 2, “Reorganization and partial store liquidation” contained in our consolidated financial statements.

On April 25, 2004, we entered into an agreement to issue 17,948,718 shares of our common stock to three institutional investors at a price of $1.95 per share. The equity financing closed on July 2, 2004, with gross proceeds of $35.0 million before offering costs. As additional consideration for the investors’ commitment, on April 25, 2004, we issued two million warrants exercisable for five years to the investors upon signing the equity financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. The proceeds of the offering were used to repurchase and repay our 11 1/4% Senior Notes. The remaining balance of these funds was used for general working capital purposes. See Note 10, “Capital Stock” contained in our consolidated financial statements.

Cash Flow Analysis

The following table summarizes our cash flow activity for fiscal 2006, 2005 and 2004:

	For the years ended
		January 28,	January 29,
	February 3,	2006	2005
	2007	(Revised)	(Revised)
	(in thousands)

Net cash (used in) provided by operating activities of continuing operations	$(14,550)	$10,958	$11,046
Net cash used in investing activities of continuing operations	(11,033)	(9,986)	(4,552)
Net cash (used in) provided by financing activities of continuing operations	(60)	(4,241)	157
Net cash used in discontinued operations	—	—	(233)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(25,643)	$(3,269)	$6,418

Operating Activities.  In 2006, operating activities of continuing operations used net cash of $14.6 million compared to providing net cash of $11.0 million in 2005 and 2004, respectively.

Net cash utilized by operating activities in 2006 of $14.6 million was comprised of: (1) our net loss from continuing operations of $33.1 million, (2) a $5.4 million net decrease in income taxes payable and other liabilities primarily resulting from a decrease of $4.8 million in taxes payable due to the income tax benefit recorded in 2006 and a $0.6 million decrease in our straight line rent liability and (3) a $4.8 million increase in prepaid expenses primarily related to the timing of rent payments.

These were somewhat offset by the following sources of cash: (1) $13.2 million in non-cash adjustments for depreciation and amortization, (2) a $10.7 million decrease in inventories resulting from our aggressive management of inventory levels in 2006, (3) $2.3 million in non-cash charges related to stock-based compensation costs, (4) a $0.9 million decrease in net accounts receivable primarily relating to outstanding insurance claims for damages caused by Hurricane Katrina in 2005 and paid in 2006, as well as decreased credit card and construction allowance receivables, (5) a $0.7 million increase in accounts payable and accrued expenses primarily due to increased customer payables related to outstanding gift cards, and (6) a $0.7 million non-cash charge related to the asset impairment loss we recorded for certain of our mall stores in 2006.

The $11.0 million of net cash provided by operating activities in 2005 was comprised of: (1) net income from continuing operations of $12.2 million, (2) $14.7 million in non-cash adjustments for depreciation and amortization, (3) a $1.3 million decrease in prepaid expenses due to the timing of rent payments and marketing promotions, (4) a $0.8 million net increase in income taxes payable and other liabilities primarily due to an increase of $1.4 million in taxes payable somewhat offset by a $0.5 million decrease in our straight line rent liability, and (5) a decrease in inventories of $0.4 million.

These sources of cash were partially offset by: (1) a $12.3 million decrease in accounts payable and accrued expenses primarily due to a $5.8 million decrease in accounts payable related to lower levels of in-transit inventory in 2005 as compared to 2004 and a $6.5 million decrease in accrued expenses primarily due to payroll expenses related to bonus and severance, as well as decreased accrued sales tax resulting from our lower sales volume, (2) a $5.5 million decrease in our deferred tax liability and (3) an increase in accounts receivable of $0.4 million primarily due to outstanding tenant allowances receivable from landlords and insurance proceeds receivable related to Hurricane Katrina damages, somewhat offset by reduced credit card receivables resulting from our lower sales volume.

The $11.0 million of cash provided by operating activities in 2004 was comprised of: (1) $34.0 million in non-cash adjustments for depreciation, amortization, property and equipment impairment, and restricted stock compensation expense (including $13.8 million in accelerated depreciation related to the liquidation and restructuring activities), (2) a $3.2 million decrease in inventories (due to a $14.6 million decrease in liquidation inventory offset by increased in-transit of new inventory receipts as of the end of 2004), (3) a $2.5 million decrease in accounts receivable due primarily to reduced credit card receivables as a result of the lower sales volume, (4) a $2.2 million increase in accounts payable and accrued expenses primarily due to increased accounts payable related to in-transit inventory as partially offset by decreased accrued expenses as a result of the overall headcount and store reduction in 2004, and (5) a $0.5 million decrease in prepaid expenses primarily related to decreased marketing pre-payments.

These sources of cash were partially offset by: (1) a net loss from continuing operations of $23.8 million, (2) a $2.6 million decrease in our deferred income tax liability primarily related to our decreased LIFO inventory reserve and (3) a $5.0 million decrease in our income tax and other liability accounts.

Investing Activities.  In 2006, continuing operations investing activities were a net $11.0 million with capital expenditures of $11.1 million being somewhat offset by $0.1 million of proceeds on the disposition of property and equipment. Capital expenditures in 2006 included: (1) $6.0 million for the construction of new stores and the renovation of and improvements to existing stores, (2) $2.2 million in new fixtures for our mall stores, (3) $2.0 million in information systems projects including new cash register CPUs and printers for our stores, (4) a $0.5 million automated conveyor system in our distribution center, and (5) $0.4 million in other administrative fixed assets.

Investing activities of continuing operations in 2005 were $10.0 million including capital expenditures of $10.3 million partially offset by $0.3 million from proceeds on the disposition of property and equipment. Capital expenditures in 2005 were comprised of: (1) $7.1 million for the construction of new stores and the renovation of and improvements to existing stores, including new store fixtures, (2) $0.9 million for wireless handheld computer technology related to receiving and pricing for store operations, (3) $0.8 million for point-of-sale hardware, (4) $0.4 million for distribution center equipment, and (5) $1.1 million in other administrative fixed assets.

Investing activities of continuing operations for 2004 were comprised of $4.8 million in capital expenditures primarily for the construction of new stores and the renovation of and improvements to existing stores, partially offset by $0.2 million from the proceeds on the sale of property and equipment.

Financing Activities.  In 2006, financing activities utilized net cash of $0.1 million, with $0.4 million in debt acquisition costs relating to our restated credit agreement offsetting $0.3 million in proceeds from the issuance of common stock from the exercise of stock options, share grants to our non-employee directors and from our employee stock purchase plan.

In 2005, financing activities utilized net cash of $4.2 million primarily due to $5.0 million used for pre-payment of a portion of our Term B promissory note, somewhat offset by $0.8 million provided by the issuance of common stock primarily from the exercise of stock options.

Cash provided by financing activities in 2004 was $0.2 million as a result of $32.5 million in net proceeds from the equity financing completed on July 2, 2004, as offset by: (1) $30.6 million used to repurchase and repay our 11 1/4% Senior Notes, (2) $0.6 million in reduced other borrowings and (3) $1.2 million used for debt acquisition costs related to amendments to our senior credit facility in April 2004.

Discontinued Operations.  In 2004, operating activities of discontinued operations utilized net cash of $0.2 million.

Contractual Obligations and Commercial Commitments.  We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables presented below summarize these obligations and commitments.

Contractual Obligations

Payments Due by Period (in thousands)

	Total				After Five
	Obligations	2007	2008-2009	2010-2011	Years

Operating leases(1)	$168,112	$33,343	$57,629	$40,871	$36,269
Licensing obligations	1,040	645	295	100	—
Debt obligations(2)	20,000	—	—	20,000	—

Total contractual obligations	$189,152	$33,988	$57,924	$60,971	$36,269

(1)	Includes store and distribution center operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude related direct operating costs.

(2)	Excludes variable rate interest of the LIBOR plus 4.0%.

Commercial Commitments

Amount of Commitment by Period (in thousands)

	Total				After Five
	Obligations	2007	2008-2009	2010-2011	Years

Documentary letters of credit	$945	$945	$—	$—	$—
Standby letters of credit	2,830	2,830	—	—	—

Total commercial commitments	$3,775	$3,775	$—	$—	$—

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

Discontinued Operations

In November 2002, we liquidated our Travel Subsidiaries (El Portal Group, Inc., Bentley’s Luggage Corp. and Florida Luggage Corp.), which were presented as a discontinued operation in the applicable years’ financial statements. In 2004, we recorded $0.3 million in income from discontinued operations representing the reversal of the 2004 balance of the discontinued operations liabilities, related to lease termination and store closing costs, that were no longer required. This resulted in $0.2 million in income from discontinued operations net of tax, or $0.01 net income per share. As of February 3, 2007 and January 28, 2006, there were no assets or liabilities related to our discontinued operations.

Reorganization and Partial Store Liquidation

On January 22, 2004, we announced that we would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores) and eliminate approximately 950 store-related positions. We entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/Gordon Brothers Joint Venture guaranteed us an amount of 84.0% of the cost value of the inventory, subject to certain adjustments. The Hilco/Gordon Brothers Joint Venture was responsible for all expenses related to the sale. In addition, we announced that we would eliminate approximately 70 positions at our corporate headquarters in Brooklyn Park, Minnesota and distribution centers located in

Minnesota and Nevada, as well as the closure of our distribution center in Las Vegas, Nevada, to better align our financial structure with current business conditions. See Note 2, “Reorganization and partial store liquidation” contained in our consolidated financial statements.

For these actions we incurred charges related to the restructuring and partial store liquidation of $27.4 million during 2004 primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, and other restructuring costs. In 2004, a total of $17.4 million and $13.8 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $3.8 million of gross margin earned on the liquidation sales. The liquidation sales were completed in April 2004, and as of May 1, 2004, all the liquidation stores had been closed. As of October 30, 2004, we had successfully negotiated all of the lease terminations. The overall net cash outlay for the restructuring activities was slightly negative.

Quarterly Results

The following table sets forth certain unaudited consolidated financial information from our historical consolidated statements of operations for each fiscal quarter of 2006 and 2005. This quarterly information has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this Form 10-K and reflects adjustments which, in the opinion of management, consist of normal recurring adjustments necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited consolidated financial statements and notes thereto. (In thousands, except per share amounts):

	Quarter ended(1)
	Fiscal 2006				Fiscal 2005
	Feb. 3,	Oct. 28,	Jul. 29,	April 29,	Jan. 28,	Oct. 29,	Jul. 30,	April 30,
	2007(2)	2006	2006	2006	2006	2005	2005	2005

Net sales	$132,967	$64,457	$49,158	$74,680	$178,851	$76,389	$58,417	$84,329
Gross margin	49,982	15,421	1,878	19,730	80,262	20,157	13,428	25,385
Operating income (loss)	12,867	(14,132)	(25,323)	(9,022)	40,477	(10,344)	(14,721)	(3,130)

Net income (loss)	$11,964	$(14,057)	$(24,502)	$(6,500)	$41,714	$(11,716)	$(13,993)	$(3,793)

Basic income (loss) per share:
Net income (loss)	$0.31	$(0.36)	$(0.63)	$(0.17)	$1.07	$(0.30)	$(0.36)	$(0.10)

Diluted income (loss) per share:
Net income (loss)	$0.31	$(0.36)	$(0.63)	$(0.17)	$1.04	$(0.30)	$(0.36)	$(0.10)

(1)	The sum of the per share amounts for the quarters does not equal the totals for the year due to the application of the treasury stock method.

(2)	The quarter ended February 3, 2007 is a fourteen-week quarter; all other quarters presented are thirteen-week quarters.

Recently Issued Accounting Pronouncements

See Note 1, “Summary of significant accounting policies,” contained in our consolidated financial statements, for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

At February 3, 2007, we had cash and cash equivalents totaling $19.9 million. The effect of a 100 basis point change in interest rates would have an estimated $0.2 million pre-tax earnings and cash flow impact, assuming other variables are held constant.

Our senior credit facility carries interest rate risk that is generally related to the LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of February 3, 2007, there were no outstanding borrowings under the senior credit facility, $20.0 million outstanding on the Term B promissory note, and $3.8 million in outstanding letters of credit.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Wilsons The Leather Experts Inc.:

We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control and Procedures,” that Wilsons The Leather Experts Inc. (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Wilsons The Leather Experts Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of February 3, 2007, and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2007, and our report dated March 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Minneapolis, Minnesota
March 30, 2007

Change in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after February 3, 2007.

Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference in this Form 10-K is the information appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. For information concerning executive officers and family relationships between any director or executive officer, see Item 4A. “Executive Officers of the Registrant” in this Form 10-K.

In March 2004, we adopted a Code of Business Ethics and Conduct applicable to all associates and directors of our company, including our chief executive officer, chief operating officer, chief financial officer, controller, treasurer, and other employees performing similar functions. A copy of the Code of Business Ethics and Conduct was filed as Exhibit 14.1 incorporated by reference to our 2004 Form 10-K. We intend to file on our Web site any amendments to, or waivers from, our Code of Business Ethics and Conduct within four business days of any such amendment or waiver. We intend to post on our Web site any amendments to, or waivers from, our Code of Business Ethics and Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, and other persons performing similar functions promptly following the date of such amendment or waiver. A copy of our Code of Business Ethics and Conduct is also available on our Web site (www.wilsonsleather.com).

Item 11.	Executive Compensation

Incorporated by reference in this Form 10-K is the information appearing under the heading “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference in this Form 10-K is the information appearing under the headings “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference in this Form 10-K is the information appearing under the headings “Certain Relationships and Related Transactions” and “Election of Directors — Board Matters and Meeting Attendance” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference in this Form 10-K is the information under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007:

Wilsons The Leather Experts Inc.
(registrant)

By:	/s/ Michael M. Searles
Michael M. Searles
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Stacy A. Kruse
Stacy A. Kruse
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2007 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael M. Searles Michael M. Searles	Director

/s/ Gail A. Cottle Gail A. Cottle	Director

/s/ Michael T. Cowhig Michael T. Cowhig	Director

/s/ William F. Farley William F. Farley	Director

/s/ Peter V. Handal Peter V. Handal	Director

/s/ Bradley K. Johnson Bradley K. Johnson	Director

/s/ Michael J. Mccoy Michael J. Mccoy	Director

/s/ David L. Rogers David L. Rogers	Director

/s/ R. Ted Weschler R. Ted Weschler	Director

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,
Wilsons The Leather Experts Inc.:

We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 3, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 29, 2006. As discussed in Notes 1 and 14, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” on January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wilsons The Leather Experts Inc. and subsidiaries’ internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operations of, internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota
March 30, 2007

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	February 3,	January 28,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,909	$45,552
Accounts receivable, net of allowance of $71 and $76 in 2006 and 2005, respectively	3,132	4,063
Inventories	74,897	85,645
Prepaid expenses	7,267	1,987

TOTAL CURRENT ASSETS	105,205	137,247
Property and equipment, net	38,890	41,045
Other assets, net	1,250	1,576

TOTAL ASSETS	$145,345	$179,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,337	$12,036
Accrued expenses	14,534	16,595
Income taxes payable	921	5,685
Deferred income taxes	220	53

TOTAL CURRENT LIABILITIES	30,012	34,369
Long-term debt	20,000	20,000
Other long-term liabilities	16,832	17,445

TOTAL LIABILITIES	66,844	71,814

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 39,204,299 and 39,087,652 shares issued and outstanding on February 3, 2007 and January 28, 2006, respectively	392	391
Additional paid-in capital	136,441	133,853
Accumulated deficit	(58,334)	(26,201)
Accumulated other comprehensive income	2	11

TOTAL SHAREHOLDERS’ EQUITY	78,501	108,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$145,345	$179,868

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

NET SALES	$321,262	$397,986	$441,071
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	234,251	258,754	299,713

Gross margin	87,011	139,232	141,358
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	110,159	112,877	129,240
DEPRECIATION AND AMORTIZATION	12,462	14,073	30,630

Operating income (loss)	(35,610)	12,282	(18,512)
INTEREST EXPENSE, net	1,862	3,156	7,427

Income (loss) from continuing operations before income taxes	(37,472)	9,126	(25,939)
INCOME TAX BENEFIT	(4,377)	(3,086)	(2,183)

Income (loss) from continuing operations	(33,095)	12,212	(23,756)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	173

Net income (loss)	$(33,095)	$12,212	$(23,583)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.85)	$0.31	$(0.76)
Income from discontinued operations	—	—	0.01

Basic income (loss) per share	$(0.85)	$0.31	$(0.75)

Basic weighted average common shares outstanding	39,154	38,994	31,275

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.85)	$0.30	$(0.76)
Income from discontinued operations	—	—	0.01

Diluted income (loss) per share	$(0.85)	$0.30	$(0.75)

Diluted weighted average common shares outstanding	39,154	40,767	31,275

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Deferred	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	compensation	deficit	income (loss)	equity

BALANCE, January 31, 2004	20,807,706	$208	$100,633	$(701)	$(14,788)	$2	$85,354
Net loss	—	—	—	—	(23,583)	—	(23,583)
Other comprehensive income- Foreign currency translation adjustment	—	—	—	—	—	2	2

Comprehensive loss	—	—	—	—	—	—	(23,581)

Stock options exercised	15,600	—	62	—	—	—	62
Shares issued under the Company’s employee stock purchase plan	73,961	1	205	—	—	—	206
Net restricted stock issued to employees	38,087	—	103	(127)	—	—	(24)
Compensation expense for restricted stock issued to employees	—	—	—	828	—	—	828
Private placement of common stock, net of issuance costs	17,948,718	180	32,100	—	—	—	32,280
Joint venture distribution	—	—	—	—	(18)	—	(18)

BALANCE, January 29, 2005	38,884,072	389	133,103	—	(38,389)	4	95,107
Net income	—	—	—	—	12,212	—	12,212
Other comprehensive income- Foreign currency translation adjustment	—	—	—	—	—	7	7

Comprehensive income	—	—	—	—	—	—	12,219

Stock options exercised	162,100	2	592	—	—	—	594
Shares issued under the Company’s employee stock purchase plan	41,480	—	158	—	—	—	158
Joint venture distribution	—	—	—	—	(24)	—	(24)

BALANCE, January 28, 2006	39,087,652	391	133,853	—	(26,201)	11	108,054
Cumulative effect of adjustment resulting from adoption of SAB No. 108, net of tax	—	—	—	—	962	—	962

BALANCE, January 28, 2006 as adjusted	39,087,652	391	133,853	—	(25,239)	11	109,016
Net loss	—	—	—	—	(33,095)	—	(33,095)
Other comprehensive income- Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)

Comprehensive income	—	—	—	—	—	—	(33,104)

Compensation expense for options issued to employees		—	2,267	—	—	—	2,267
Stock options exercised	44,040	—	128	—	—	—	128
Shares issued under the Company’s employee stock purchase plan	55,487	1	130	—	—	—	131
Shares issued to non-employee directors	17,120	—	63	—	—	—	63

BALANCE, February 3, 2007	39,204,299	$392	$136,441	$—	$(58,334)	$2	$78,501

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended
		January 28,	January 29,
	February 3,	2006	2005
	2007	(Revised)	(Revised)

OPERATING ACTIVITIES:
Net income (loss)	$(33,095)	$12,212	$(23,583)
Income from discontinued operations, net of tax	—	—	(173)

Income (loss) from continuing operations	(33,095)	12,212	(23,756)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	12,462	14,073	30,630
Amortization of deferred financing costs	698	628	1,429
Loss (gain) on disposal of assets	(13)	(142)	1,119
Asset impairment	733	—	—
Stock compensation expense	2,267	—	828
Deferred income taxes	167	(5,532)	(2,618)
Changes in operating assets and liabilities:
Accounts receivable, net	931	(420)	2,479
Inventories	10,748	414	3,239
Prepaid expenses	(4,805)	1,259	473
Accounts payable and accrued expenses	733	(12,301)	2,215
Income taxes payable and other liabilities	(5,376)	767	(4,992)

Net cash (used in) provided by operating activities of continuing operations	(14,550)	10,958	11,046

INVESTING ACTIVITIES:
Additions to property and equipment	(11,112)	(10,291)	(4,785)
Proceeds from sale of property and equipment	79	305	233

Net cash used in investing activities of continuing operations	(11,033)	(9,986)	(4,552)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	322	752	32,524
Debt acquisition costs	(373)	—	(1,180)
Repayments of long-term debt	—	(5,000)	(64)
Repurchase of debt	—	—	(31,125)
Other	(9)	7	2

Net cash (used in) provided by financing activities of continuing operations	(60)	(4,241)	157

OPERATING CASH FLOWS OF DISCONTINUED OPERATIONS	—	—	(233)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,643)	(3,269)	6,418
CASH AND CASH EQUIVALENTS, beginning of year	45,552	48,821	42,403

CASH AND CASH EQUIVALENTS, end of year	$19,909	$45,552	$48,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for —
Interest	$2,829	$3,527	$7,889

Income taxes	$219	$1,069	$607

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 3, 2007 and January 28, 2006

1	Summary of significant accounting policies

Nature of organization

Wilsons The Leather Experts Inc. (“Wilsons Leather” or “the Company”) a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At February 3, 2007, Wilsons Leather operated 417 stores located in 45 states, including 287 mall stores, 116 outlet stores and 14 airport locations. The Company supplemented its permanent stores with 118 and 102 temporary seasonal stores during its peak selling season from October through January during fiscal years 2005 and 2004, respectively. Operation of the Company’s temporary seasonal stores was suspended in 2006 and for the foreseeable future, but may be reconsidered in the future.

Basis of presentation

The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At February 3, 2007, Wilsons Leather operated in one reportable segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

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

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended February 2, 2008, February 3, 2007, January 28, 2006, and January 29, 2005, are referred to herein as fiscal years 2007, 2006, 2005, and 2004, respectively. Fiscal years 2007, 2005 and 2004 are 52 week years. Fiscal 2006 consisted of 53 weeks.

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

Cash and cash equivalents

Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funds. Interest income of $1.6 million, $0.9 million and $0.3 million in fiscal years 2006, 2005 and 2004, respectively, is included in interest expense, net in the accompanying statements of operations.

Inventories

The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of February 3, 2007 and January 28, 2006, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

Permanent markdowns designated for clearance activity are recorded at the point of decision, when utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and style trends. The corresponding reduction to gross margin is also recorded in the period that the decision is made.

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal year. Physical inventories are taken at least biannually for all stores and distribution centers and inventory records are adjusted accordingly. The shrink rate for the most recent physical inventory, in combination with current events and historical experience, is used as the accrual rate to record shrink for the next inventory cycle.

Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

Inventories consisted of the following (in thousands):

	February 3,	January 28,
	2007	2006

Raw materials	$2,940	$2,040
Finished goods	71,957	83,605

Total	$74,897	$85,645

Property and equipment

The Company’s property and equipment consist principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in its consolidated balance sheets included in this report. Leasehold improvements include the cost of improvements funded by landlord incentives and lease costs during the pre-opening period of construction, renovation, fixturing, and merchandise placement (the “build-out” period). Prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1 (“FSP FAS 13-1”). Leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life. The typical initial lease term for the Company’s stores is 10 years and the estimated useful lives of the assets range from three to 10 years. Capital additions required for lease extensions subsequent to initial lease term are amortized over the term of the lease extension. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.

Store closing and impairment of long-lived assets

The Company continually reviews its stores’ operating performance and assesses plans for store closures. Losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset cost down to its estimated fair value. In the fourth quarter of 2006, the Company determined, based on its most recent sales projections for various markets in which Wilsons Leather has stores, that the current estimate of the future undiscounted cash flows in certain of these markets would not be sufficient to recover the carrying value of those markets’ mall store fixed assets. Accordingly, the Company recorded an impairment loss of $0.7 million in the fourth quarter of 2006 related to those mall stores’ assets. Such assets were written down to fair-value less the expected disposal value, if any, of such furniture, fixtures and equipment. The Company determined that these assets had no fair value, as the majority of such assets relate to leasehold improvements and other store-specific fixtures and equipment. This impairment charge was recorded as a component of selling, general and administrative expenses. During 2005 and 2004, the Company’s impairment testing did not indicate any impairment and no such charge was recorded in either year. As discussed in Note 2, “Reorganization and partial store liquidation,” accelerated depreciation was recorded in 2004 for the liquidation stores throughout the term of the liquidation sale.

When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At February 3, 2007 and January 28, 2006, the Company had no amounts accrued for store lease terminations.

Debt issuance costs

Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Accumulated amortization amounted to approximately $4.0 million and $3.9 million at February 3, 2007 and January 28, 2006, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.

Operating leases

The Company has approximately 418 noncancelable operating leases, primarily for retail stores, which expire at various times through 2017. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease. Prior to the third quarter of 2005, the Company capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to FSP FAS 13-1.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. The Company has historically recognized layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment were recorded as customer deposits and included in accrued expenses in the Company’s balance sheet. As of December 2006, the Company’s layaway program was discontinued and all layaway sales had been recognized by fiscal year end. Revenue for gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded for shipments in-transit at period end, as product is shipped to these customers Free on Board destination. Revenue on sales to wholesale customers is recognized upon the transfer of title and risk of ownership to such customers, which is generally upon shipment, as our standard terms are Free on Board origin. Wholesale revenue is recorded net of trade-term discounts and estimated returns and allowances. Generally, there are no return rights other than those for merchandise that is defective or in breach of any express warranties. Wholesale revenues may be recognized post shipment if the contractual shipping or right-of-return terms differ from the Company’s standard terms.

Store opening costs

Non-capital expenditures, such as advertising and payroll costs related to new store openings, are charged to expense as incurred.

Advertising costs

Advertising costs included in selling, general and administrative expenses, are expensed when incurred. Advertising costs amounted to $9.0 million, $8.5 million and $8.4 million, in 2006, 2005 and 2004, respectively. Included in the Company’s balance sheet in “Prepaid expenses” are prepaid advertising costs of approximately $0.7 million and less than $0.1 million as of February 3, 2007 and January 28, 2006, respectively.

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

Sales taxes

The Company presents sales taxes on a net basis in its consolidated financial statements. For all periods presented, the Company’s sales are recorded net of applicable sales taxes.

Foreign currency translation

The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholders’ equity as other comprehensive income (loss) and have been insignificant in all fiscal years presented. Transaction gains and losses are reflected in income. The Company did not enter into any hedging transactions during 2006, 2005 or 2004.

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

	For the years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Weighted average common shares outstanding — basic	39,154	38,994	31,275
Effect of dilutive securities: stock options	—	110	—
Effect of dilutive securities: warrants	—	1,663	—

Weighted average common shares outstanding — diluted	39,154	40,767	31,275

The total dilutive potential common shares excluded from the above calculations in 2006 and 2004, periods of net loss, were 128,560 and 781,745, respectively, as their inclusion would have had an anti-dilutive effect on net loss per share.

Stock-based compensation

On January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of compensation expense in an amount equal to the fair market value of share-based payments granted to employees and non-employee directors. These share-based payments include employee stock options, employee stock purchases related to the Company’s employee stock purchase plan and other stock-based awards (“stock-based compensation”). Prior to January 29, 2006, the Company accounted for employee stock-based compensation using the intrinsic-value method pursuant to Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance under which no compensation cost had been recognized. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company adopted the disclosure provisions for employee stock-based compensation and only disclosed such compensation pro forma in the notes to the consolidated financial statements.

The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, the Company recognizes compensation costs for new grants of stock-based awards, awards modified on or after the effective date of January 29, 2006 and the remaining portion of the fair value of the unvested awards at January 29, 2006. The Company’s consolidated financial statements as of and for the fiscal year ended February 3, 2007 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, prior periods have not been restated and do not include the impact of SFAS No. 123R.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R requires companies to measure the cost of stock-based awards based on the fair value of the award at the date of grant. In measuring the value of stock-based compensation under SFAS No. 123R, or previously under SFAS No. 123, the Company uses the Black-Scholes option pricing model to estimate the grant date fair value of each stock-based award. The Company’s estimates of fair value are affected by the price of the Company’s common stock, the nature of the share-based award and other complex and subjective variables including but not limited to, expected term of the stock-based awards, the expected volatility of the Company’s stock price over the term of the award and actual and projected employee stock option behavior.

The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the grant date fair value of awards granted:

	For the years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Expected term (in years)	4.1	4.5	4.7
Expected volatility	68.4%	69.5%	67.3%
Risk-free interest rate	4.8%	3.9%	3.5%
Dividend yield	0.0%	0.0%	0.0%
Weighted Average fair value of options granted	$1.82	$3.35	$2.61

The weighted average expected term reflects the period of time for which options are expected to be outstanding. That is, from grant date to expected exercise or other expected settlement. The Company’s calculation of expected term is based on historical experience of its option plans as well as expectations of future employee stock option behavior. The expected volatility of the Company’s stock price is based on the actual historical volatility over a period that is commensurate to the expected term of the option. The risk-free interest rate is based on the average implied yield on U.S. Treasury instruments with a term approximating the expected term of the option. The expected dividend yield is zero, as the Company has not declared a dividend in the past and the ability to pay cash dividends in the future is limited by certain provisions in the Company’s senior credit facility.

The Company’s SFAS No. 123R fair value calculations are based on a single-option valuation approach and applicable compensation cost is recognized on a straight-line basis over the vesting period of the stock-based award. A similar approach was taken for periods prior to January 29, 2006 under SFAS No. 123 for the required pro forma disclosures. In addition, the amount of stock-based compensation cost recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company factored estimated forfeitures as of the grant date into the compensation expense to be recognized. Pursuant to SFAS No. 123R, the stock-based compensation expense recognized in 2006 has been reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience of the Company’s option plans and any adjustment to the forfeiture rate in the future will result in a cumulative adjustment in the period that this estimate is changed. Ultimately, the total compensation expense recognized for any given stock-based award over its vesting period will only be for those shares that actually vest.

Stock-based compensation expense recognized under SFAS No. 123R for 2006 totaled $2.3 million before income taxes primarily for expenses related to employee stock options. All of the Company’s stock-based compensation is recognized as part of selling, general and administrative expenses. Had compensation cost for stock-based awards been determined and recorded consistent with SFAS No. 123 in prior years, the Company’s net

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss and basic and diluted net loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

	For the years ended
	January 28,	January 29,
	2006	2005

Net income (loss):
As reported	$12,212	$(23,583)
Stock based employee compensation expense included in net income (loss)	—	828
Stock based employee compensation determined under fair value based method for all awards(1)	(2,285)	(2,987)

Pro forma income (loss)	$9,927	$(25,742)

Basic income (loss) per share:
As reported	$0.31	$(0.75)
Stock based employee compensation expense included in net income (loss)	—	0.03
Stock based employee compensation determined under fair value based method for all awards(1)	(0.06)	(0.10)

Basic pro forma income (loss)	$0.25	$(0.82)

Diluted income (loss) per share:
As reported	$0.30	$(0.75)
Stock based employee compensation expense included in net income (loss)	—	0.03
Stock based employee compensation determined under fair value based method for all awards(1)	(0.06)	(0.10)

Diluted pro forma income (loss)	$0.24	$(0.82)

(1)	For 2004, $1.1 million of pro forma expense was due to stock option acceleration from the private placement equity transaction that occurred in July of 2004. See Note 10, “Capital stock.”

For purposes of this pro forma disclosure, the value of the stock options was estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Pro forma disclosures for 2006 are not presented, as the amounts are recognized in the consolidated financial statements.

In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options are to be presented as financing activity inflow in the statement of cash flows. Prior to the adoption of SFAS No. 123R, all tax benefits resulting from the exercise of stock options were included as operating cash flows. However, due to Wilsons Leather’s net operating loss carryforward position and the valuation allowance recorded against the Company’s deferred tax assets, there is no cash flow effect for any excess tax benefits from stock option exercises for 2006. Excess tax benefits will be recorded when a deduction realized for income tax purposes related to settlement of a stock-based award exceeds the compensation costs recognized for financial reporting purposes.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires registrants to apply the new quantification guidance to errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting errors deemed to be material under this new quantification method through a one-time cumulative effect adjustment to beginning-of-the-year retained earnings. Upon adoption of SAB No. 108, the Company recorded a one-time cumulative effect income adjustment to its beginning retained earnings for the fiscal year ended February 3, 2007 of $1.0 million, net of tax. See Note 14, “Staff Accounting Bulletin No. 108” for additional information on the adoption of SAB No. 108.

In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company estimates that the adoption of FIN 48 in 2007 will result in an immaterial change of its tax reserves, which would be accounted for as a cumulative adjustment to the February 4, 2007 balance of retained earnings.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and, accordingly, the Company adopted SFAS No. 151 in the first quarter of 2006. Adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated financial statements.

2	Reorganization and partial store liquidation

On January 22, 2004, the Company announced that it would liquidate up to 100 underperforming mall and outlet stores (subsequently revised to 111 stores — the “liquidation stores”) and eliminate approximately 950 store-related positions. The Company entered into an Agency Agreement with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/Gordon Brothers Joint Venture”) to liquidate the inventory in the 111 stores and assist in the discussions with landlords regarding lease terminations in approximately 94 of these stores. Pursuant to the Agency Agreement, the Hilco/Gordon Brothers Joint Venture guaranteed to pay the Company an amount of 84% of the cost value of the inventory

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the liquidation stores, subject to certain adjustments. The Hilco/Gordon Brothers Joint Venture was responsible for all expenses related to the sale. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs, location, and financial conditions within the market. In addition, the Company announced that it would eliminate approximately 70 positions at its corporate headquarters in Brooklyn Park, Minnesota and its distribution center in Las Vegas, Nevada, close its distribution center in Las Vegas, Nevada and write off essentially all remaining assets located at its distribution centers in Maple Grove, Minnesota and Las Vegas, Nevada.

The Company recorded charges related to the restructuring and partial store liquidation of $27.4 million during 2004 primarily related to the transfer of inventory to an independent liquidator in conjunction with the closing of the liquidation stores, lease termination costs, accelerated depreciation, asset write-offs related to store closings, severance, and other restructuring charges. In 2004, a total of $17.4 million and $13.8 million of these charges were recorded in selling, general and administrative expenses and depreciation and amortization, respectively, as partially offset by $3.8 million of gross margin earned on the liquidation sales. The liquidation sales were completed in April 2004 and as of May 1, 2004, all the liquidation stores had been closed. As of October 30, 2004, the Company had successfully negotiated all of its lease terminations.

3	Discontinued operations

In November 2002, the Company liquidated its Travel Subsidiaries (El Portal Group, Inc., Bentley’s Luggage Corp. and Florida Luggage Corp.), which were presented as a discontinued operation. In 2004, the Company recorded $0.3 million in income from discontinued operations representing the reversal of the 2004 balance of the discontinued operations liabilities, related to lease termination and store closing costs, that were no longer required. This resulted in $0.2 million in income from discontinued operations net of tax, or $0.01 net income per share. As of February 3, 2007 and January 28, 2006, there were no assets or liabilities related to the discontinued operations of the Company.

4	Other assets

Other assets consisted of the following (in thousands):

	February 3,	January 28,
	2007	2006

Debt issuance costs	$5,219	$5,384
Less—Accumulated amortization	(4,027)	(3,867)

Debt issuance costs, net	1,192	1,517
Other intangible assets, net	58	59

Total	$1,250	$1,576

Other intangible assets are being amortized over periods of five to 15 years. Amortization expense related to other intangible assets for the year ended February 3, 2007 was insignificant. Future amortization expense for each of the five succeeding fiscal years, based on the other intangible assets as of February 3, 2007, will be insignificant.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5	Accounts receivable

Accounts receivable consisted of the following (in thousands):

	February 3,	January 28,
	2007	2006

Trade receivables	$2,359	$2,579
Other receivables	929	1,641

Total	3,288	4,220
Less—Allowance for doubtful accounts	(71)	(76)
Less—Deferred sales(1)	(85)	(81)

Total	$3,132	$4,063

(1)	Deferred in-transit e-commerce sales.

6	Property and equipment

Property and equipment consisted of the following (in thousands):

	February 3,	January 28,
	2007	2006

Equipment and furniture	$74,420	$75,250
Leasehold improvements	42,700	40,101

Total	117,120	115,351
Less—Accumulated depreciation and amortization	(78,230)	(74,306)

Net property and equipment	$38,890	$41,045

7	Accrued expenses

Accrued expenses consisted of the following (in thousands):

	February 3,	January 28,
	2007	2006

Compensation and benefits	$5,137	$6,155
Taxes other than income taxes	2,002	2,759
Rent	2,695	2,786
Other	4,700	4,895

Total	$14,534	$16,595

8	Long-term debt

Long-term debt consisted of the following (in thousands):

	February 3,	January 28,
	2007	2006

Term B promissory note	$20,000	$20,000
Less: current portion	—	—

Total long-term debt	$20,000	$20,000

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term B promissory note and senior credit facility

General Electric Capital Corporation and a syndicate of banks have provided the Company with a senior credit facility, as amended, that provides for borrowings of up to $135.0 million in aggregate principal amount, including a $20.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The senior credit facility expiration is June 30, 2010, at which time all borrowings, including the Term B promissory note, become due and payable.

The Term B promissory note is collateralized by the Company’s equipment. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment, credit card and wholesale receivables, and substantially all other personal property. Through the third quarter of 2005, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR (seven to 30 days) plus 1.50%, or the prime rate plus 0.25% (commercial paper rate plus 1.50% if the loan is made under the “swing line” portion of the revolver). Commencing with the fourth quarter of 2005, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). With respect to the Term B promissory note, the interest rate in 2005 was the prime rate plus 4.0%, plus an additional 2.75% pursuant to a separate letter agreement with General Electric Capital Corporation. On January 31, 2006, the Company executed another letter agreement with General Electric Capital Corporation whereby the additional 2.75% was no longer applicable. As of December 29, 2006, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). Interest is payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability. The Company pays monthly fees of 0.25% per annum on the unused portion of the senior credit facility, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. Prepayment of the Term B promissory note is payable only with the consent of the senior lenders. Any such prepayment would be subject to a 1.0% prepayment fee if prepayment is made on or prior to June 30, 2008, and a 0.5% prepayment fee if prepayment is made after June 30, 2008 but on or prior to June 30, 2009. After June 30, 2009, any remaining balance of the Term B promissory note is prepayable without penalty. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances.

The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At February 3, 2007, the Company was in compliance with all covenants related to the senior credit facility.

Wilsons Leather plans to use the senior credit facility for immediate and future working capital needs. The Company is dependent on the senior credit facility to fund working capital and letter of credit needs. Based on the Company’s current 2007 plan, the Company believes that the borrowing capacity under its senior credit facility, together with cash on hand, current and anticipated cash flow from operations, and cost reductions associated with the Company’s lower store count will be adequate to meet its working capital and capital expenditure requirements through the first half of 2008. However, if the Company’s comparable store sales do not increase as planned in the second half of 2007, the Company expects that additional financing may be needed in 2008 in order to fund its working capital and capital expenditure requirements. Even if the Company’s performance during 2007 is on track with plan, the Company may also seek to obtain additional financing during 2007 for 2008 working capital needs as well as the ability to accelerate implementation of its merchandise and brand acceptance strategies. The Company is currently exploring various financing strategies. There can be no assurance that additional financing would be possible or could be obtained on terms favorable to the Company, or at all.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 3, 2007 and January 28, 2006, there were no borrowings under the revolving portion of the senior credit facility. At February 3, 2007 and January 28, 2006, there were $3.8 million and $4.3 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million on February 3, 2007 and January 28, 2006.

As of February 3, 2007, annual debt maturities were as follows (in thousands):

2007	$—
2008	—
2009	—
2010	20,000

$20,000

9	Income taxes

The income tax benefit is comprised of the following (in thousands):

	For the years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Current
Federal	$(2,708)	$1,551	$(94)
State	(1,836)	895	537
Deferred	167	(5,532)	(2,626)

Total	$(4,377)	$(3,086)	$(2,183)

Reconciliations between the benefit for income taxes and the amount computed by applying the statutory federal income tax rate are as follows (in thousands):

	For the years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Tax at statutory rate (35%)	$(13,115)	$3,194	$(9,078)
State income taxes, net of federal benefit	(3,075)	582	(1,249)
Change in valuation allowance	12,188	33	6,415
Adjustment of deferred tax balances	167	(5,565)	855
Adjustment of tax contingency reserves	(947)	(1,571)	396
Other	405	241	478

Total	$(4,377)	$(3,086)	$(2,183)

During 2006, the Company released state tax reserves of $0.9 million due to expiration of statutes. During 2005, in connection with the Internal Revenue Service’s examination and acceptance of the Company’s income tax returns for the periods ended July 1997 through July 2003, the Company released federal tax reserves of $1.7 million. This reserve release was offset in part by 2005 state tax reserve increases.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

	For the years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Statutory rate	(35.0)%	35.0%	(35.0)%
State income taxes	(8.2)%	6.4%	(4.8)%
Change in valuation allowance	32.5%	0.4%	24.7%
Adjustment of deferred tax balances	0.4%	(61.0)%	3.3%
Adjustment of tax contingency reserve	(2.5)%	(17.2)%	1.5%
Other	1.1%	2.6%	1.9%

Total	(11.7)%	(33.8)%	(8.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset and liability were as follows (in thousands):

	February 3,	January 28,
	2007	2006

Net deferred tax asset (liability) — current
Accrued liabilities	$1,854	$2,484
Inventories	(3,641)	(178)
Other	(469)	(17)
Less: valuation allowance	2,036	(2,342)

Total deferred tax asset (liability) — current	(220)	(53)

Net deferred tax asset (liability) — long-term
Accrued liabilities	5,408	4,753
State net operating loss carryforwards	6,556	4,141
Property and equipment	842	(1,069)
Federal net operating loss	19,606	8,064
Other	606	563
Less: valuation allowance	(33,018)	(16,452)

Total deferred tax asset (liability) — long-term	—	—

Net deferred tax liability	$(220)	$(53)

The Company has historically filed its federal and state income tax returns based on a 52/53 week year ending on the Saturday closest to July 31. As of the tax year ended July 29, 2006, the Company had federal net operating loss carryforwards of $44.6 million that expire in 2023, 2024 and 2026. In addition, the Company had state net operating loss carryforwards that expire at varying dates through 2026. The Company has not recorded a tax benefit on any of the federal or state tax loss carryforwards, as a full valuation allowance offsets these assets. The Company has elected to conform its tax year end with its fiscal year end as of February 3, 2007.

The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, including Section 382. The Company has determined that changes in ownership under this section have occurred on June 4, 2003 and June 23, 2006. These ownership changes result in $43.9 million of the total $44.6 million net operating loss carryforward being limited. On an annual basis, approximately $9.1 million of the Section 382 limited net operating loss will become available for utilization.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In evaluating the Company’s ability to recover deferred tax assets, the Company has considered all available positive and negative evidence including: past operating results, the existence of cumulative losses in the most recent fiscal years, forecasts of future taxable income including the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In light of cumulative losses over the past five fiscal years, the Company believes that it is more likely than not that the Company’s net deferred tax asset will not be realized. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets. Of the total valuation allowance, approximately $0.3 million will be allocated directly to equity if and when that portion of the valuation allowance is reversed.

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

Private placement offering

On April 25, 2004, the Company entered into an agreement to issue 17,948,718 shares of the Company’s common stock (the “Equity Financing”) to three institutional investors at a price of $1.95 per share. The transaction closed on July 2, 2004, with gross proceeds before offering expenses of $35.0 million. As additional consideration for the investors’ commitment, on April 25, 2004, the Company issued two million warrants exercisable for five years to the investors upon signing the Equity Financing agreement, and at closing issued an additional two million warrants exercisable for five years, all at an exercise price of $3.00 per share of common stock. All four million of the warrants issued contain certain weighted average anti-dilution rights as defined in the Common Stock and Warrant Purchase Agreement. On July 9, 2004, the Company repurchased $22.0 million of the then outstanding 11 1/4% Senior Notes with proceeds from the Equity Financing. The Company used $8.6 million of the proceeds from the Equity Financing to repay the balance of the 11 1/4% Senior Notes at maturity. The balance of the proceeds have been used for general working capital purposes.

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

Stock options

The Company has adopted the amended 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the Amended and Restated 2000 Long Term Incentive Plan (the “2000 Plan”)(collectively the “Plans”), pursuant to which options to acquire an aggregate of 6,450,000 shares of its common stock may be granted. As of February 3, 2007, the 1996 Plan had expired and no future awards may be granted under it. In addition, with the adoption of the 2000 Plan, no further grants are to be made under the 1998 Plan.

The Compensation Committee of the board of directors is responsible for administering the Plans and approves grants in connection therewith. The 2000 Plan provides that the Compensation Committee may grant incentive

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options, non-qualified stock options, stock appreciation rights, non-vested shares (restricted stock), performance share awards, and other stock-based awards, and determine the terms and conditions of each grant. All outstanding stock options granted since the Company became a publicly held corporation have been granted at an option price equal to the fair market value of the common stock on the date of grant and generally vest, cumulatively, on a prorated basis on the first, second and third anniversaries from the date of the grant and expire five to 10 years from the date of grant. In addition, the stock options generally provide for accelerated vesting if there is a change in control (as defined in the Plans).

The following is a summary of stock option information, weighted average exercise prices and remaining contractual life (in years) for the Company’s stock option plans:

	As of and for the years ended
	February 3, 2007			January 28, 2006		January 29, 2005
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Exercise	Remaining		Exercise		Exercise
	Shares	Price	Life	Shares	Price	Shares	Price

Outstanding, beginning of year	3,470,736	$6.79		2,427,222	$8.22	1,953,924	$10.16
Granted	429,000	$3.20		2,513,000	$5.81	745,850	$4.52
Exercised	(44,040)	$2.92		(162,100)	$3.66	(15,600)	$3.96
Forfeited	(380,329)	$5.52		(706,333)	$5.65	(14,833)	$6.74
Expired	(753,120)	$10.28		(601,053)	$10.63	(242,119)	$12.91

Outstanding, end of year	2,722,247	$5.50	3.7	3,470,736	$6.79	2,427,222	$8.22

Exercisable, end of year	1,122,283	$6.10	3.9	1,214,070	$8.82	1,852,222	$9.21

Available for grant, end of year	1,439,568			1,570,455		576,069

During 2006, the total intrinsic value of options exercised (the difference between the market price at exercise and the price paid by optionees to exercise the option) was $32,815 and the total amount of cash received from the exercise of these options was $128,396. As of February 3, 2007, total unrecognized compensation costs related to unvested stock-based awards was $3.3 million, which is expected to be recognized over a weighted average vesting period of approximately 1.6 years.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the weighted average remaining contracted life (in years), the weighted average exercise prices and the aggregate intrinsic value for stock options outstanding as of February 3, 2007:

	Options Outstanding and Exercisable by Price Range as of February 3, 2007
	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Range of	Number of	Remaining	Exercise	Aggregate	Number of	Exercise	Aggregate
Exercise Prices	Options	Life	Price	Intrinsic Value	Options	Price	Intrinsic Value

$ 2.07 - $ 4.14	630,750	3.3	$3.28	$—	151,418	$3.36	$—
$ 4.14 - $ 6.21	1,865,235	3.8	$5.72	—	830,600	$5.63	—
$ 6.21 - $ 8.28	145,427	3.4	$6.72	—	59,430	$6.70	—
$ 8.28 - $10.34	8,928	1.4	$9.40	—	8,928	$9.40	—
$10.34 - $12.41	8,851	2.5	$11.15	—	8,851	$11.15	—
$12.41 - $14.48	8,550	3.5	$14.16	—	8,550	$14.16	—
$14.48 - $16.55	32,981	3.7	$16.03	—	32,981	$16.03	—
$16.55 - $18.62	2,325	3.4	$16.94	—	2,325	$16.94	—
$18.62 - $20.69	19,200	0.2	$19.92	—	19,200	$19.92	—

	2,722,247	3.7	$5.50	$—	1,122,283	$6.10	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money stock options based on Wilsons Leather’s closing stock price of $1.96 as of February 3, 2007, which would have been received by the option holders had all such options been exercised as of that date. As of February 3, 2007, based on the weighted average exercise price, there were no outstanding in-the-money stock options.

A summary of the Company’s unvested stock options as of February 3, 2007 and changes during the year ended February 3, 2007 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Unvested, beginning of period	2,256,666	$3.28
Granted	429,000	$1.82
Vested	(705,373)	$3.27
Forfeited	(380,329)	$3.19

Unvested, end of period	1,599,964	$2.92

Non-vested shares and other stock-related awards

The Company can and has awarded non-vested share awards (restricted stock grants) to selected employees under the 2000 Plan. These non-vested share awards generally vested ratably over four years from the date of grant, subject to acceleration if certain performance targets were met. As of July 2004, all unvested outstanding non-vested share awards became vested due to a change in control pursuant to the Company’s Plans, defined above. There have been no non-vested share awards granted since that time. Under SFAS No. 123R, the fair value of any future non-vested share awards will be estimated on the grant date based on the then current market value of the Company’s stock and will be amortized to compensation expense on a straight-line basis over the related vesting period. The total number of non-vested share awards expected to vest will be adjusted by an estimated forfeiture rate.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 2000 Plan, the Company may also issue other stock-based awards. Beginning with the Company’s Annual Meeting of Shareholders held on June 1, 2006, each member of the Board of Directors who is not an officer or employee of the Company receives one-half of their $25,000 annual retainer in unrestricted shares of the Company’s common stock. In the second quarter of 2006, 17,120 shares of the Company’s common stock were issued as annual retainers. These fully vested shares were issued based on the $3.65 fair market value of the Company’s common stock on the day preceding the Annual Meeting of Shareholders.

Employee stock purchase plan

The Company has an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 625,000 shares of common stock to be purchased under the ESPP. As of February 3, 2007, 427,647 shares had been issued under the plan and 197,353 were available for future issuance. Prior to January 29, 2006, under APB No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the ESPP. However, based on the provisions of the ESPP regarding purchase discounts, the plan is deemed compensatory under SFAS No. 123R. As such, compensation expense is recognized for the fair value of the option features of the ESPP purchases subsequent to January 29, 2006. The ESPP fair value is estimated using the Black-Scholes option pricing model with applicable assumptions and input variables. Stock-based compensation expense recognized under SFAS No. 123R during 2006 related to the ESPP was insignificant.

12	401(k) profit sharing plan

The Company has a defined contribution 401(k) profit sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax deferred contributions of up to 30% of their eligible compensation, subject to annual IRS limitations. As of January 1, 2006, for employees who have worked more than one year, the Company matches 100% of contributions, up to a maximum of 3% of the employee’s eligible compensation and 50% of contributions up to the next 2% of eligible compensation. These Company matching contributions are 100% vested when made. Prior to January 1, 2006, for employees who had worked less than three years but more than one year, the Company matched 25% of contributions, up to a maximum of 4% of the employee’s eligible compensation and for employees who had worked more than three years, the Company matched 50% of contributions, up to a maximum of 4% of the employee’s eligible compensation. These Company matching contributions vest after three years of service or upon death of the employee. Company contributions net of forfeitures were $0.5 million, $0.3 million and $0.0 million, in 2006, 2005 and 2004, respectively. The Company may also, at its discretion, make a profit sharing contribution to the 401(k) plan for each plan year. The Company’s profit sharing contributions vest after five years. No profit sharing contributions were made during the years 2004 through 2006.

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

	For the years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Minimum rentals	$36,755	$37,591	$38,667
Contingent rentals	1,110	2,002	1,680

Total	$37,865	$39,593	$40,347

As of February 3, 2007, the future minimum net rental payments due under operating leases were as follows (in thousands):

Fiscal years ending:
2007	$33,343
2008	30,107
2009	27,522
2010	23,464
2011	17,407
Thereafter	36,269

Total	$168,112

License agreements

The Company has entered into license agreements that provide for royalty payments ranging from 1.0% to 17.0% of net sales or a flat dollar amount per unit purchased of the applicable licensed products. Future minimum royalty payments required under these agreements are $0.6 million, $0.2 million, $0.1 million, and $0.1 million in 2007, 2008, 2009, and 2010, respectively.

Litigation

In September 2005, the Company became aware of a kickback scheme involving its General Manager—Asia and certain vendors. On October 4, 2005, the General Manager—Asia admitted that he had received kickbacks from certain vendors over a period of eight years aggregating nearly $4.0 million. The General Manager—Asia was terminated and the Company’s Audit Committee and outside auditors were informed of the acknowledged kickbacks and the termination. On October 14, 2005, the Company’s Audit Committee retained outside counsel, and outside counsel investigated the extent of the kickback scheme, whether other employees were involved in or had knowledge of the kickbacks or similar arrangements and whether any violations of the Foreign Corrupt Practices Act had occurred in connection with the kickback arrangements. The investigation by outside counsel did not indicate that any employee other than the General Manager— Asia was involved in, or had previous knowledge of, the kickback scheme or similar arrangements or that there were any violations of the Foreign Corrupt Practices Act. The investigation also did not indicate that the magnitude of the kickbacks exceeded, or were less than, the nearly $4.0 million acknowledged by the former General Manager—Asia. Subsequent to his termination, the former General Manager—Asia paid Wilsons Leather approximately $0.5 million, which was recorded as a reduction of cost of sales in 2005. The acknowledged kickback arrangements did not have a material impact on the Company’s previously issued financial statements.

The Company is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

As of February 3, 2007 and January 28, 2006, the Company had outstanding letters of credit of approximately $3.8 million and $4.3 million, respectively, which were primarily used to guarantee foreign merchandise purchase orders. See Note 8, “Long-term debt.”

Gain contingency

In December 2006, the Company received $0.6 million from the VISA/MasterCard antitrust litigation settlement concerning alleged wrongful inflation of interchange fees. The Company recorded a gain of $0.6 million in the fourth quarter of 2006 related to these proceeds as a reduction of selling, general and administrative expenses.

14	Staff Accounting Bulletin No. 108

As discussed under New Accounting Pronouncements in Note 1, “Summary of significant accounting policies,” in September 2006, the SEC released SAB No. 108. The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years deemed to be immaterial under an income statement approach that are material under the balance sheet approach. The Company adopted SAB No. 108 effective the beginning of the fiscal year ended February 3, 2007. In accordance with SAB No. 108, the Company has increased beginning retained earnings for fiscal 2006 by $1.0 million in the accompanying consolidated financial statements for the items described below.

Accounting for rent expense

The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical misstatement of rent expense and prepaid rent as a result of the Company’s 52 or 53 week fiscal year. It was determined that the Company had understated prepaid rent as of January 28, 2006, by $0.5 million as a result of using a calendar versus fiscal month end to determine rent expense. The Company has historically recorded rent expense and applicable prepaid rent balances on a monthly basis, expensing one-twelfth of the annual amount in each month. This method did not match the Company’s fiscal month ends. As a result, 2005 rent expense was overstated by a cumulative $0.5 million, net of tax, and the current asset of prepaid rent was understated by a corresponding amount.

Professional service fees

The Company adjusted its beginning retained earnings for fiscal 2006 related to a historical difference in accounting for professional service fees. It was determined that the Company had overstated professional service fees expense in the prior fiscal year by $0.5 million by accruing for fees related to the prior fiscal year that had not yet been incurred as of year end. The Company has historically accrued for annual professional service fees related to audit services and annual report preparation for a given fiscal year and expensed those fees ratably over the applicable fiscal period as compared to expensing only those fees actually incurred in a given period. As a result, 2005 professional service fees recorded in selling, general and administrative expenses was overstated by a cumulative $0.5 million, net of tax, and other accrued expenses within current liabilities was overstated by a corresponding amount.

15    Revision of financial statements

In the third quarter of 2006, the Company determined that its presentation of certain investing activities within its consolidated statement of cash flows had been misstated. Prior to that time, the amounts previously reported as being capitalized as “additions to property and equipment” included amounts accrued for and/or unpaid at period-end. As a result, “net cash used in investing activities”, “accounts payable and accrued expenses” and “net cash (used in) provided by operating activities” were misstated by an equivalent amount. These misstatements had no impact on the Company’s net cash flow, consolidated statements of operations or balance sheets. A summary of the

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects of these changes on the Company’s consolidated statement of cash flows for 2005 and 2004 is presented below (in thousands):

	As previously
	Reported	Adjustments	Revised

For the year ended January 28, 2006
Accounts payable and accrued expenses	$(12,025)	$(276)	$(12,301)
Net cash provided by operating activities	11,234	(276)	10,958
Additions to property and equipment	(10,567)	276	(10,291)
Net cash used in investing activities	(10,262)	276	(9,986)
For the year ended January 29, 2005
Accounts payable and accrued expenses	$2,183	$32	$2,215
Net cash provided by operating activities	11,014	32	11,046
Additions to property and equipment	(4,753)	(32)	(4,785)
Net cash used in investing activities	(4,520)	(32)	(4,552)

16	Sale/leaseback of headquarters facility

During June 2002, the Company entered into an agreement for the sale and leaseback of its corporate headquarters and distribution center in Brooklyn Park, Minnesota, for net proceeds of $12.5 million. The initial term of the lease is 15 years, with an option to renew for an additional five-year period. The agreement includes an option for the Company to buy out the lease at the end of the tenth year for a price of $0.5 million. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

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

17	Related-party transactions

In 2006, Richard Liu, Chairman of one of the Company’s major suppliers (Superior Holdings International, Ltd.), was a greater than 5% shareholder of the Company’s common stock. The Company purchased $5.9 million, $11.3 million and $10.8 million of products from Superior Holdings International, Ltd. during 2006, 2005 and 2004, respectively. As of February 3, 2007, there was no balance owed by the Company to Superior Holdings International, Ltd. The Company believes that transactions with Superior Holdings International, Ltd. are on terms no less favorable to it than those obtainable in arm’s-length transactions with unaffiliated third parties.

18	Subsequent events

On February 12, 2007, the Company amended its senior credit facility. The senior credit facility was amended to properly state the interest rate applicable to borrowings made under the “swing line” portion of the revolving credit facility (commercial paper rate plus 1.25% to 1.75%).

Schedule II

Valuation and Qualifying Accounts
(In thousands)		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts	Deductions	Period

Year ended January 29, 2005:
Allowance for doubtful accounts deducted from accounts receivable	$88	$506	$—	$(518)	$76
Year ended January 28, 2006:
Allowance for doubtful accounts deducted from accounts receivable	$76	$425	$—	$(425)	$76
Year ended February 3, 2007:
Allowance for doubtful accounts deducted from accounts receivable	$76	$277	$—	$(282)	$71

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act, as amended, are located under the SEC file number 0-21543.

EXHIBIT INDEX

Exhibit
No.		Description	Method of Filing

3.1		Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002.(1)	Incorporated by Reference
3.2		Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004.(2)	Incorporated by Reference
4.1		Specimen of common stock certificate.(3)	Incorporated by Reference
4.2		Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(4)	Incorporated by Reference
4.3		Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(5)	Incorporated by Reference
4.4		Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the purchasers identified on the signatory pages thereto (the “Purchase Agreement”).(6)	Incorporated by Reference
4.5		Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the investors identified therein.(7)	Incorporated by Reference
4.6		Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004.(8)	Incorporated by Reference
10.1		Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation.(9)	Incorporated by Reference
*10	.2	Corporate Leadership Team Incentive Plan, as amended.(10)	Incorporated by Reference
*10	.3	Wilsons The Leather Experts Inc. 401(k) Plan.(11)	Incorporated by Reference
10.4		Fifth Amended and Restated Credit Agreement dated as of December 29, 2006, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, and the Credit Parties and Lenders signatory thereto.(12)	Incorporated by Reference
10.5		Store Guarantors’ Guaranty dated as of May 25, 1996, by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation.(13)	Incorporated by Reference
*10	.6	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan.(3)	Incorporated by Reference
10.7		Joinder Agreement dated as of May 24, 1999, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(14)	Incorporated by Reference
10.8		Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(15)	Incorporated by Reference
10.9		Pledge Agreement dated as of May 24, 1999, between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(16)	Incorporated by Reference

Exhibit
No.		Description	Method of Filing

10.10		Pledge Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(17)	Incorporated by Reference
10.11		Pledge Agreement dated as of May 25, 1996, between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(18)	Incorporated by Reference
10.12		Pledge Agreement dated as of May 25, 1996, between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(19)	Incorporated by Reference
10.13		Pledge Agreement dated as of May 25, 1996, between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(20)	Incorporated by Reference
10.14		Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation.(21)	Incorporated by Reference
10.15		Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation.(22)	Incorporated by Reference
10.16		Wilsons The Leather Experts Inc. 1998 Stock Option Plan.(23)	Incorporated by Reference
10.17		Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders.(24)	Incorporated by Reference
10.18		Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(25)	Incorporated by Reference
10.19		Pledge Amendment dated as of October 31, 2000, by River Hills Wilsons, Inc.(26)	Incorporated by Reference
10.20		Pledge Agreement dated as of October 31, 2000, by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(27)	Incorporated by Reference
*10	.21	Wilsons The Leather Experts Inc. Amended and Restated 2000 Long Term Incentive Plan.(28)	Incorporated by Reference
10.22		Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation.(29)	Incorporated by Reference
10.23		Pledge Amendment, dated as of April 13, 2001, by WWT, Inc.(30)	Incorporated by Reference
10.24		Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(31)	Incorporated by Reference
10.25		Lease, IRET Properties Landlord to Bermans The Leather Experts, Inc. Tenant, dated June 21, 2002.(32)	Incorporated by Reference
*10	.26	Wilsons The Leather Experts Inc. Employee Stock Purchase Plan, as amended.(33)	Incorporated by Reference
10.27		Joinder Agreement dated as of October 10, 2000, by and between Wilsons Leather Direct Inc. and General Electric Capital Corporation.(34)	Incorporated by Reference
*10	.28	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 1996 Stock Option Plan.(35)	Incorporated by Reference
*10	.29	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 1996 Stock Option Plan.(36)	Incorporated by Reference
*10	.30	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 2000 Long Term Incentive Plan.(37)	Incorporated by Reference
*10	.31	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.(38)	Incorporated by Reference

Exhibit
No.		Description	Method of Filing

*10	.32	Form of Restricted Stock Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.(39)	Incorporated by Reference
*10	.33	Employment Agreement, dated as of November 22, 2004, between the Company and Michael M. Searles.(40)	Incorporated by Reference
*10	.34	Form of Non-Statutory Stock Option Agreement between the Company and Michael M. Searles.(41)	Incorporated by Reference
*10	.35	Waiver and Modification, dated March 2, 2005, under Employment Agreement dated November 22, 2004, between Michael Searles and the Company.(42)	Incorporated by Reference
*10	.36	Amendment to Employment Agreement dated as of September 14, 2005, by and between Michael M. Searles and the Company.(43)	Incorporated by Reference
10.37		Letter Agreement dated December 29, 2006, between Wilsons Leather Holdings Inc. and General Electric Capital Corporation.	Electronic Transmission
10.38		Second Amendment to Employment Agreement dated as of December 21, 2006 by and between the Company and Michael M. Searles.(44)	Incorporated by Reference
10.39		Reaffirmation of Guaranty dated as of December 29, 2006 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(45)	Incorporated by Reference
10.40		First Amendment to Fifth Amended and Restated Credit Agreement dated as of February 12, 2007, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, and the Credit Parties and Lenders signatory thereto.	Electronic Transmission
10.41		Offer Letter dated March 2, 2006 between Megan L. Featherston and the Company.	Electronic Transmission
14.1		Code of Business Ethics and Conduct.(46)	Incorporated by Reference
21.1		Subsidiaries of Wilsons The Leather Experts Inc.	Electronic Transmission
23.1		Consent of KPMG LLP	Electronic Transmission
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
32.1		Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
32.2		Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

*	Management contract, compensating plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002.

(2)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2005.

(3)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(4)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(5)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(9)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 19, 2005.

(11)	Incorporated by Reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the fiscal year ended February 2, 2002, filed with the Commission.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2007.

(13)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(15)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(16)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(17)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(18)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(19)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(20)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(21)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(22)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2005.

(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(25)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(26)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(27)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(28)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-109977) filed with the Commission on October 24, 2003.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(31)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(32)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 3, 2003, filed with the Commission.

(34)	Incorporated by reference to Exhibit 10.33 to the Company’s Report on Form 10-K for the year ended February 3, 2001, filed with the Commission.

(35)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(36)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(37)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended October 30, 2004.

(39)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-Q for the quarter ended July 31, 2004.

(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

(41)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

(42)	Incorporated by reference to Exhibit 10.73 to the Company’s Report on Form 10-K for the year ended January 29, 2005.

(43)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on September 19, 2005.

(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2006.

(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2007.

(46)	Incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K for the year ended January 31, 2004.