Form 10-Q
period 2007-05-05
WILSONS THE LEATHER EXPERTS INC
filed 2007-06-13
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Yes ☐ No ☑
As of June 6, 2007, there were 39,225,713 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	May 5,	February 3,
	2007	2007(1)
ASSETS

Current assets:
Cash and cash equivalents	$9,469	$19,909
Accounts receivable, net	2,344	3,132
Inventories	62,463	74,897
Prepaid expenses	6,169	7,267
Income taxes receivable	590	—

Total current assets	81,035	105,205
Property and equipment, net	38,249	38,890
Other assets, net	1,180	1,250

TOTAL ASSETS	$120,464	$145,345

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,361	$14,337
Accrued expenses	12,423	14,534
Income taxes payable	—	921
Deferred income taxes	220	220

Total current liabilities	25,004	30,012
Long-term debt	20,000	20,000
Income taxes payable	1,451	—
Other long-term liabilities	16,418	16,832

Total liabilities	62,873	66,844

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 150,000,000 shares authorized; 39,225,713 and 39,204,299 shares issued and outstanding on May 5, 2007 and February 3, 2007, respectively	392	392
Additional paid-in capital	136,796	136,441
Accumulated deficit	(79,599)	(58,334)
Accumulated other comprehensive income	2	2

Total shareholders’ equity	57,591	78,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,464	$145,345

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	May 5,	April 29,
	2007	2006
NET SALES	$57,595	$74,680
Cost of goods sold, buying and occupancy costs	51,145	54,950

GROSS MARGIN	6,450	19,730

Selling, general and administrative expenses	24,518	25,580
Depreciation and amortization	2,839	3,172

OPERATING LOSS	(20,907)	(9,022)
Interest expense, net	431	242

LOSS BEFORE INCOME TAXES	(21,338)	(9,264)
Income tax benefit	(73)	(2,764)

NET LOSS	$(21,265)	$(6,500)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.54)	$(0.17)

Weighted average shares outstanding — basic and diluted	39,212	39,105

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended
		April 29,
	May 5,	2006
	2007	(Revised)
OPERATING ACTIVITIES:
Net loss	$(21,265)	$(6,500)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,839	3,172
Amortization of deferred financing costs	88	157
Gain on disposal of assets	—	(2)
Stock-based compensation expense	328	569
Changes in operating assets and liabilities:
Accounts receivable, net	788	1,297
Inventories	12,434	16,093
Prepaid expenses and other current assets	508	(3,095)
Accounts payable and accrued expenses	(5,098)	(2,775)
Income taxes payable and other liabilities	116	(2,814)

Net cash (used in) provided by operating activities	(9,262)	6,102

INVESTING ACTIVITIES:
Additions to property and equipment	(1,187)	(2,282)

Net cash used in investing activities	(1,187)	(2,282)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	27	107
Debt issuance costs	(18)	—

Net cash provided by financing activities	9	107

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,440)	3,927
CASH AND CASH EQUIVALENTS, beginning of period	19,909	45,552

CASH AND CASH EQUIVALENTS, end of period	$9,469	$49,479

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 Summary of significant accounting policies
     Nature of organization
     Wilsons The Leather Experts Inc. (“Wilsons Leather” or “the Company”) a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At May 5, 2007, Wilsons Leather operated 414 stores located in 45 states, including 284 mall stores, 116 outlet stores and 14 airport locations. The Company historically supplemented its permanent stores with temporary seasonal stores during its peak selling season from October through January. Operation of the Company’s temporary seasonal stores was suspended in 2006 and for the foreseeable future.
     Basis of presentation
     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At May 5, 2007, Wilsons Leather operated in one reportable segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in these interim statements pursuant to such rules and regulations. Although management believes that the accompanying disclosures are adequate so as not to make the information presented misleading, it is recommended that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and related notes included in its 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Company’s business is highly seasonal, and accordingly, interim operating results are not indicative of the results that may be expected for the fiscal year ending February 2, 2008.
     Fiscal year
     The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended February 2, 2008, February 3, 2007 and January 28, 2006 are referred to herein as fiscal years 2007, 2006 and 2005, respectively. Fiscal years 2007 and 2005 are 52 week years. Fiscal 2006 consisted of 53 weeks.
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
     Cash and cash equivalents
     Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market funds. Interest income of $0.3 million and $0.6 million in the first quarter of fiscal years 2007 and 2006, respectively, is included in interest expense, net in the accompanying statements of operations.

     Inventories
     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of May 5, 2007 and February 3, 2007, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or types of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.
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
     Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Physical inventories are taken at least biannually for all stores and distribution centers and inventory records are adjusted accordingly. The shrink rate for the most recent physical inventory, in combination with current events and historical experience, is used as the accrual rate to record shrink for the next inventory cycle.
     Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.
     Property and equipment
     The Company’s property and equipment consist principally of store leasehold improvements and store fixtures and are included in the “Property and equipment, net” line item in its consolidated balance sheets included in this report. Leasehold improvements include the cost of improvements funded by landlord incentives. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life. The typical initial lease term for the Company’s stores is 10 years and the estimated useful lives of the assets range from three to 10 years. Capital additions required for lease extensions subsequent to initial lease term are amortized over the term of the lease extension. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.
     Store closing and impairment of long-lived assets
     The Company continually reviews its stores’ operating performance and assesses plans for store closures. Losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset cost down to its estimated fair value. Fair value is determined by estimating future cash flows. These impairment charges are recorded as a component of selling, general and administrative expenses when incurred. The Company did not record any such impairment losses in the first quarter of 2007 or 2006.
     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At May 5, 2007 and February 3, 2007, the Company had no amounts accrued for store lease terminations.
     Operating leases
     The Company has approximately 415 noncancelable operating leases, primarily for retail stores, which expire at various times through 2018. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. The Company expenses all rental costs incurred during the build-out or pre-opening period of construction, renovation, fixturing, and merchandise placement. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease.
     Revenue recognition
     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. The Company has historically recognized layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment were recorded as customer deposits and included in accrued expenses in the Company’s balance sheet. In December 2006, the Company’s layaway program was discontinued and all layaway sales had been recognized by 2006 year end. Revenue for gift card sales and store credits is recognized at redemption. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded for shipments in-transit at period end, as product is shipped to these customers Free on Board destination. Revenue on sales to wholesale customers is recognized upon the transfer of title and risk of ownership to such customers, which is generally upon shipment, as our standard terms are Free on Board origin. Wholesale revenue is recorded net of trade-term discounts and estimated returns and allowances. Generally, there are no return rights other than those for merchandise that is defective or in breach of any express warranties. Wholesale revenues may be recognized post shipment if the contractual shipping or right-of-return terms differ from the Company’s standard terms.
     Stock-based compensation
     On January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of compensation expense in an amount equal to the fair market value of share-based payments granted to employees and non-employee directors. These share-based payments include employee stock options, employee stock purchases related to the Company’s employee stock purchase plan and other stock-based awards (“stock-based compensation”). See Note 1 to the Company’s consolidated financial statements for the fiscal year ended February 3, 2007, “Summary of significant accounting policies – Stock-based compensation,” for a complete discussion of the Company’s implementation of SFAS No. 123R.
     The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of each stock-based award. The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the grant date fair value of awards granted:

	For the three months ended
	May 5,	April 29,
	2007	2006
Expected term (in years)	3.9	4.1
Expected volatility	63.9%	70.1%
Risk-free interest rate	4.7%	4.7%
Dividend yield	0.0%	0.0%
Weighted Average fair value of options granted	$0.78	$2.14
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
     The Company’s SFAS No. 123R fair value calculations are based on a single-option valuation approach and applicable compensation cost is recognized on a straight-line basis over the vesting period of the stock-based award. In addition, the amount of stock-based compensation cost recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Pursuant to SFAS No. 123R, the stock-based compensation expense recognized by the Company has been reduced for estimated forfeitures and the total compensation expense recognized for any given stock-based award over its vesting period is ultimately only for those shares that actually vest.
     Stock-based compensation expense recognized under SFAS No. 123R for the three months ended May 5, 2007 and April 29, 2006, totaled $0.3 million and $0.6 million, respectively, before income taxes primarily for expenses related to employee stock options. All of the Company’s stock-based compensation is recognized as part of selling, general and administrative expenses.
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
     Significant judgment is required in determining the Company’s provision/benefit for income taxes. In the ordinary course of business, the final tax outcome is uncertain for many transactions. Changes in estimates may create volatility in the Company’s effective tax rate in future periods due to settlements with various tax authorities, expiration of the statute of limitations on certain tax positions and the availability of new information regarding certain tax positions that may cause changes to management’s estimates. An uncertain income tax position will not be recognized in the Company’s consolidated financial statements if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed quarterly and applicable adjustments are made as events occur that warrant adjustments to those provisions
     Sales taxes
     The Company’s sales are recorded net of applicable sales taxes.
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
     For the three months ended May 5, 2007 and April 29, 2006, weighted average common shares outstanding, both basic and diluted, were 39,212,300 and 39,105,250, respectively, as these were periods of net loss. There were no potentially dilutive common shares excluded from the weighted average common shares outstanding for the fiscal quarter ended May 5, 2007. For the comparable period ended April 29, 2006, the total dilutive potential common shares excluded from the weighted average common shares outstanding were 665,177 as their inclusion would have had an anti-dilutive effect on net loss per share.

     On June 1, 2007, the Company entered into a securities purchase agreement as discussed more fully in Note 9, “Subsequent event.” Pursuant to this agreement, the Company may issue a number of shares of convertible preferred stock and warrants to purchase common stock, which would have a significant impact on future calculations of income (loss) per share.
     New accounting pronouncements
     In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”) which is an amendment to FIN 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FIN 48 and FIN 48-1 in the first quarter of fiscal 2007 resulting in an insignificant change of its tax reserves.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.
2 Other comprehensive income
     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the three-month periods ending May 5, 2007 and April 29, 2006, the amounts were not significant.
3 Long-term debt
     Long-term debt at May 5, 2007 and February 3, 2007 consisted of the following (in thousands):

	May 5,	February 3,
	2007	2007
Term B promissory note	$20,000	$20,000

Total debt	20,000	20,000
Less: current portion	—	—

Total long-term debt	$20,000	$20,000

     Term B promissory note and senior credit facility
     General Electric Capital Corporation (“GECC”) and a syndicate of banks have provided the Company with a senior credit facility, as amended, that provides for borrowings of up to $135.0 million in aggregate principal amount, including a $20.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The senior credit facility expiration is June 30, 2010, at which time all borrowings, including the Term B promissory note, become due and payable.
     The Term B promissory note is collateralized by the Company’s equipment. The remainder of the senior credit facility is collateralized by the Company’s inventory, equipment, credit card and wholesale receivables, and substantially all other personal property. During 2006, through December 28, 2006, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR (seven to 30 days) plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). As of December 29, 2006, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). Interest is payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability. The Company pays monthly fees of 0.25% per annum on the unused portion of the senior credit facility, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. Prepayment of the Term B promissory note is payable only with the consent of the senior lenders. Any such prepayment would be subject to a 1.0% prepayment fee if prepayment is made on or prior to June 30, 2008, and a 0.5% prepayment fee if prepayment is made after June 30, 2008 but on or prior to June 30, 2009. After June 30, 2009, any remaining balance of the Term B promissory note is prepayable without penalty. The revolving credit portion of the senior credit facility is subject to a 1.0% prepayment fee under most circumstances.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At May 5, 2007, the Company was in compliance with all covenants related to the senior credit facility.
     Wilsons Leather plans to use the senior credit facility for immediate and future working capital needs. The Company is dependent on the senior credit facility to fund working capital and letter of credit needs. On June 1, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) that provides for the sale of Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 15 million shares of common stock (the “Warrants”) for a total purchase price of $45.0 million to four institutional investors (See Note 9, “Subsequent event”). The Company intends to use the proceeds from this transaction for general working capital purposes and to pay fees related to the transaction. The obligations of the investors to purchase the shares of Preferred Stock and the Warrants under the Purchase Agreement are contingent upon the satisfaction of various closing conditions. As a result of a decrease in the appraised value of the Company’s inventories identified in mid April of 2007 by an appraisal conducted for the benefit of the creditors under the senior credit facility, which is subject to further adjustment based on periodic appraisals per the terms of the senior credit facility, coupled with the continued decline in the Company’s sales trend, the Company believes that it will experience availability limitations under its senior credit facility in the third quarter of 2007 unless it consummates the transactions contemplated by the Preferred Stock and Warrant financing described in this report. If Wilsons Leather is unable to close on the Purchase Agreement, the Company will seek to obtain additional financing in 2007 to fund working capital needs and implementation of its merchandise and brand acceptance strategies in 2007 and 2008. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to the Company, or at all. If the Company is not able to access such capital, it may not be able to implement its key initiatives to grow the business. Furthermore, if the Company is not able to access capital by the third quarter of 2007, it may start to deplete its cash reserves and eventually become insolvent.
     At May 5, 2007 and February 3, 2007, there were no borrowings under the revolving portion of the senior credit facility. At May 5, 2007 and February 3, 2007, there were $4.5 million and $3.8 million, respectively, in letters of credit outstanding. The Term B promissory note had a balance of $20.0 million on May 5, 2007 and February 3, 2007.
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
     The following is a summary of stock option information, weighted average exercise prices and remaining contractual life (in years) for the Company’s stock option plans as of and for the three months ended May 5, 2007:

	As of and for the three months ended May 5, 2007
		Weighted average	Weighted average
	Shares	exercise price	remaining life
Outstanding, beginning of period	2,722,247	$ 5.50
Granted	129,000	$ 1.48
Exercised	—	$ —
Forfeited	(279,331)	$ 4.01
Expired	(76,392)	$ 7.00

Outstanding, end of period	2,495,524	$ 5.41	3.85

Exercisable, end of period	1,056,227	$ 6.01	3.90

Available for grant, end of period (1)	1,626,166

(1)	The 2000 Plan only.
     During the three months ended May 5, 2007, there were no options exercised. As of May 5, 2007, total unrecognized compensation costs related to unvested stock-based awards was $2.3 million, which is expected to be recognized over a weighted average vesting period of approximately 1.4 years.
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
     Employee stock purchase plan
     The Company has an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase Company stock at a 15% discount at defined times during the year. The Company may issue up to 625,000 shares of common stock under the ESPP. As of May 5, 2007, 449,064 shares had been issued under the plan and 175,936 were available for future issuance. With the adoption of SFAS No. 123R on January 29, 2006, compensation expense is recognized for the fair value of the option features of the ESPP purchases. The ESPP fair value is estimated using the Black-Scholes option pricing model with applicable assumptions and input variables. Stock-based compensation expense recognized under SFAS No. 123R related to the ESPP was insignificant for all fiscal periods presented.

5 Income taxes
     The Company adopted the provisions of FIN 48 on February 4, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The implementation of FIN 48 had no material impact to the tax benefits recorded on the Company’s consolidated financial statements. As of February 4, 2007, the Company had $0.9 million of gross unrecognized tax benefits which would decrease income tax expense if recognized. During the first quarter of 2007, the Company’s liability for unrecognized tax benefits decreased by approximately $9,000 primarily due to the expiration of certain states’ statutes of limitations.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of February 4, 2007,interest and penalties accrued were approximately $0.4 million and $0.1 million, respectively. An additional $17,100 of interest was accrued in the first quarter of 2007.
     The Company’s federal income tax returns for tax years ending in 2004 through 2007 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state returns that remain subject to examination by tax authorities from tax years ending in 1997 through 2007 depending on each state’s statute of limitations.
     The Company anticipates that approximately $0.1 million of the $0.9 million liability recognized for uncertain tax positions may be resolved in 2007 due to the expiration of certain states’ statutes of limitations.
     Subsequent to the Company’s July 2006 tax year end, it elected to conform its tax year end to its fiscal year end as of February 3, 2007. Therefore, fluctuations created by different book and tax year ends will be eliminated going forward.
6 Revision of financial statements
     In the third quarter of 2006, the Company determined that its presentation of certain investing activities within its consolidated statement of cash flows had been misstated. Prior to that time, the amounts previously reported as being capitalized as “additions to property and equipment” included amounts accrued for and/or unpaid at period-end. As a result, “net cash used in investing activities”, “accounts payable and accrued expenses” and “net cash provided by operating activities” were misstated by an equivalent amount. These misstatements had no impact on the Company’s consolidated statements of operations or balance sheets. A summary of the effects of these changes on the Company’s consolidated statement of cash flows for the three-month period ended April 29, 2006 is presented below.

	As previously
(In thousands)	reported	Adjustments	Revised
For the three-month period ended April 29, 2006
Accounts payable and accrued expenses	$(1,886)	$(889)	$(2,775)
Net cash provided by operating activities	6,991	(889)	6,102
Additions to property and equipment	(3,171)	889	(2,282)
Net cash used in investing activities	(3,171)	889	(2,282)
7 Commitments and contingencies
     As of May 5, 2007, the Company had a Term B promissory note for $20.0 million outstanding as well as $4.5 million of standby and documentary letters of credit. In addition, the Company has licensing obligations and store operating leases that it has committed to in the ordinary course of business.
     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

8 Supplemental balance sheet information

	May 5,	February 3,
(In thousands)	2007	2007
Accounts receivable, net:
Trade receivables	$1,448	$2,359
Other receivables	1,030	929

Total	2,478	3,288
Less — Allowance for doubtful accounts	(31)	(71)
Less — Deferred sales	(103)	(85)

Total accounts receivable, net	$2,344	$3,132

Inventories:
Raw materials	$3,603	$2,940
Finished goods	58,860	71,957

Total inventories	$62,463	$74,897

Property and equipment, net:
Equipment and furniture	$75,760	$74,420
Leasehold improvements	43,151	42,700

Total	118,911	117,120
Less-Accumulated depreciation and amortization	(80,662)	(78,230)

Net property and equipment	$38,249	$38,890

Other assets, net:
Debt issuance costs	$5,237	$5,219
Less-Accumulated amortization	(4,115)	(4,027)

Debt issuance costs, net	1,122	1,192
Other intangible assets, net	58	58

Total	$1,180	$1,250

9 Subsequent event
     The Purchase Agreement the Company entered into on June 1, 2007, provides for the sale of 45,000 shares of Preferred Stock and the Warrants to purchase 15 million shares of common stock of the Company for a total purchase price of $45.0 million to four institutional investors. The obligations of the investors to purchase the shares of Preferred Stock and the Warrants under the Purchase Agreement are contingent upon the satisfaction of various closing conditions. The Purchase Agreement requires that, prior to closing, the Company shall have filed the Certificate of Designations for the Series A Convertible Preferred Stock (the “Certificate of Designations”) to establish this new class of shares.
     Specifically, the obligations of the investors to purchase the Preferred Stock and the Warrants under the Purchase Agreement are contingent upon, among other conditions:
▪	there shall have been no material adverse effect, as described in the Purchase Agreement, since the date of signing the Purchase Agreement;

▪	the lead investor shall be satisfied, in its reasonable discretion, based on meetings with four of the Company’s landlords who control most of the Company’s mall store leases, that such landlords will make such modifications in the leases as are necessary to enable the Company to execute the future business strategy the lead investor has discussed with the Company; and

▪	GECC shall have entered into an amendment of the Company’s credit agreement, in a form reasonably satisfactory to the lead investor, containing substantially the terms set forth in the term sheet previously provided by GECC, and GECC shall have consented to the transactions set forth in the Purchase Agreement.
     The Preferred Stock will initially be convertible into shares of common stock at a conversion price of $1.50 per share, or 30 million total shares of common stock. The Preferred Stock will also be entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of Preferred Stock. The Preferred Stock also requires the Company to redeem shares of the Preferred Stock upon certain defined defaults and bankruptcy events. In addition, the Company has the option to redeem the Preferred Stock beginning on June 1, 2010 if the Company’s common stock is trading above a specified price and the Company has an effective registration statement for the resale of the common stock issuable upon conversion of the Preferred Stock.
     The warrants to purchase an aggregate of 15 million shares of the Company’s common stock will be exercisable at a price of $2.00 per share and will be exercisable for five years from the date of issuance.
     The Preferred Stock and the Warrants will be subject to certain anti-dilution adjustments as defined in the Certificate of Designations and the form of Warrant. These anti-dilution adjustments relate to certain events including consolidations, mergers, stock dividends, stock splits, reclassifications or other changes in the corporate structure of the Company. The Preferred Stock and the Warrants also provide for anti-dilution adjustments in the event of stock issuances below either the market price or the applicable conversion price or exercise price. The holders of the Preferred Stock and the Warrants have certain demand and incidental registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants.
     In connection with the issuance of the Preferred Stock and the Warrants upon closing of the Purchase Agreement, the number of shares of common stock and exercise price per share of common stock of the Warrants issued by the Company in April and July of 2004 will be adjusted pursuant to the anti-dilution provisions of those warrants, as amended. The exercise price per share will be reduced from $3.00 to $2.11 and the aggregate number of shares of common stock issuable upon exercise of such warrants will increase by approximately 1.7 million shares to approximately 5.7 million shares.
     Pursuant to the terms of the Purchase Agreement, the Company has also agreed to pay a transaction fee to the lead investor equal to 1.0% of its purchase price and reimburse the investors for their expenses in connection with the transaction, up to a maximum of $0.5 million of expenses. If the Company issues the Preferred Stock and the Warrants through the Purchase Agreement, the holdings of existing shareholders will be diluted.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K. When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies.
     Our fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended on February 2, 2008, February 3, 2007, January 28, 2006, and January 29, 2005, are referred to herein as fiscal years 2007, 2006, 2005 and 2004, respectively. The year ended February 3, 2007, consisted of 53 weeks as compared to 52 weeks for all other years listed.
Executive overview
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
     As of May 5, 2007, we operated a total of 414 stores located in 45 states, including 284 mall stores, 116 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season. However, operation of our temporary seasonal stores was suspended in 2006. We do not intend to operate any temporary seasonal stores in the foreseeable future. Our mall stores average approximately 2,550 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outlet(SM) name, average approximately 3,930 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 640 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States.
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
     In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity, which allows us to generally maintain acceptable margin levels. In 2006, our inventory markdowns were higher than in the past as we aggressively liquidated certain merchandise and repositioned our inventory mix pursuant to our strategic initiative of reengineering our mall stores. These higher levels of markdown activity continued into the first quarter of 2007 as we moved certain outerwear and accessory inventory that had not been widely accepted by our new target customers. We will continue to liquidate inventory that does not resonate with this new customer during the second quarter of 2007. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total sales.
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
     Comparable store sales decreased 20.8% in the three months ended May 5, 2007, compared to a 10.8% decrease in comparable store sales in the same period of last year. A store is included in the comparable store sales calculation after it has been open and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.
     Throughout 2006, we aggressively pursued our strategic initiative related to the reengineering of our mall stores. This included transitioning our merchandise to a newer, fresher and less outerwear dependent product mix. We reduced the number of styles we offer in many of our outerwear and apparel categories and increased our accessory offerings. Overall, our product mix migrated to a mix with higher price points. The transformation of our mall stores also included a significant investment in new fixtures, including new window fixtures, custom wall graphics, display tables, boutique wall presentations, and new interior signage. Product presentation, pricing strategies and store set-ups were also updated giving our mall stores a fresh and clean look that is much easier to shop. These changes were all made with the goal of transitioning our customer base toward a more value-oriented, fashion-focused customer and away from the price-driven promotional customer we have historically sold to. The transformation of our mall stores was substantially completed in the third quarter of 2006 in advance of the holiday selling season.

     In 2007, we plan to build on the “reinvented” Wilsons Leather we worked to create in 2006 and increase recognition and acceptance of the new Wilsons Leather brand. We intend to continue to appeal to a more contemporary and upscale target customer. We do not intend to revert to the promotional “price only” environment of crowded stores and unattractive presentations that was our past. Our results through the first quarter of 2007 reflect the fact that the transition of our customer base is taking more time than anticipated. While our traditional price-only customer has opted out of the “reinvented” Wilsons Leather, we have yet to reach our new target customer in satisfactory numbers. As a result, our focus in 2007 is on generating more traffic into our stores and attracting new customers.
     Our accessories penetration increased to 41.4% of net sales in 2006 and to 45.7% of net sales for the first quarter of 2007. We will continue to increase our accessories profile as we go forward by offering new collections of high quality, high fashion handbags at a wide range of price points. However, we are still dependent on our outerwear business to drive traffic into our stores.
     Therefore, while we focus on building the Wilsons Leather brand, we will significantly increase the number of nationally recognized designer brands in our outerwear offerings to help generate additional traffic. We believe that once customers enter our stores they will be able to compare the high quality, distinctive leathers, quality construction, and refined details that are the Wilsons Leather brand. We will be testing various marketing concepts, primarily direct-mail promotions, which will target the special demographic that our new product offering is geared towards. In addition, our window and in-store displays will be more sophisticated and pointed, designed to leverage the name recognition of the designer brand environment we are creating. We believe that the new message we will be presenting this fall, “designer brands now at Wilsons Leather”, delivered to the right new customers, will work to generate increased traffic into our stores. We expect that the introduction of additional designer brands into our stores and related marketing will begin in the third quarter of 2007.
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
Critical accounting policies
     We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that begins on page 26 of our 2006 Annual Report on Form 10-K. No material changes occurred to these policies in the periods covered by this quarterly report.
Results of operations
     The following table sets forth items from our consolidated statements of operations as a percentage of net sales for the three-month periods indicated:

	For the three months ended
	May 5,	April 29,
	2007	2006
NET SALES	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	88.8	73.6

GROSS MARGIN	11.2	26.4
Selling, general and administrative expenses	42.6	34.3
Depreciation and amortization	4.9	4.2

OPERATING LOSS	(36.3)	(12.1)
Interest expense, net	0.7	0.3

LOSS BEFORE INCOME TAXES	(37.0)	(12.4)
Income tax benefit	(0.1)	(3.7)

NET LOSS	(36.9)%	(8.7)%

     A summary of certain operational data for the periods listed is presented below:

	For the three months ended
	May 5,	April 29,
	2007	2006
Net sales (in thousands)	$57,595	$74,680

Comparable store sales
Total	(20.8)%	(10.8)%

By division
Mens	(28.2)%	(12.2)%
Womens	(25.2)%	(18.3)%
Accessories	(12.1)%	(3.0)%

By channel
Mall stores	(25.1)%	(14.8)%
Outlet stores	(15.4)%	(4.2)%

Number of stores:
Beginning of period	417	422
Opened	—	2
Closed	(3)	(3)

End of period	414	421

     The discussion that follows should be read in conjunction with the information presented in the above tables.
     Net Sales. Net sales decreased 22.9% to $57.6 million in the three months ended May 5, 2007 from $74.7 million in the comparable period ended April 29, 2006. Comparable store sales decreased 20.8% for the quarter ended May 5, 2007, compared to a decrease of 10.8% in the comparable quarter last year. The current year decreases in comparable store sales were experienced in our men’s, women’s and accessories lines and in both our mall and outlet channels.
     The significant transition we have undertaken in our Wilsons Leather mall stores continues to have a negative impact on our comparable store sales. Our goal of transitioning our customer base has taken more time than anticipated. Our first quarter sales performance reflects the fact that the price-only customer has opted out and that our new target customer has yet to find Wilsons Leather in satisfactory numbers.

     We also experienced a negative effect on net sales relative to certain merchandise categories. In some cases the aggressive repositioning of our merchandise offerings went too far too fast and led to some misses in fashion and sizing for our outerwear offerings. Our hand bag collections included several oversized bags, many of which were not right for our customer. We believe these fashion and sizing issues have been resolved and will not affect our fall and 2007 holiday merchandise offerings.
     As we move into the third quarter of fiscal 2007, we plan to significantly increase the number of nationally recognized designer brands in our outerwear offerings. We believe this strategy, together with targeted marketing efforts and compelling window displays, both of which leverage the recognition of these designer brands, will generate additional traffic in our stores.
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $3.8 million, or 6.9%, in the three months ended May 5, 2007, compared to the similar period last year. This decrease was primarily driven by a $4.8 million decrease in product costs due to the lower sales volume in the first quarter of 2007. This decrease was partially offset by a $1.0 million increase in markdowns in the current quarter compared to last year. Buying and occupancy costs were relatively flat in the comparable period.
     The current quarter markdowns relate to movement of certain unwanted spring/summer outerwear and accessories merchandise discussed above. We anticipate this markdown activity will continue into the second quarter of 2007 to ensure we go into the fall with the proper merchandise mix to complement the designer brand environment that we are establishing.
     Gross margin as a percentage of net sales decreased 1,520 basis points to 11.2% in the first quarter of 2007 compared to 26.4% in the first quarter of 2006. This decrease in gross margin rate was primarily driven by a 790 basis point decrease in merchandise margins due to lower initial markups and higher markdowns as a percentage of net sales and a 700 basis point increase in buying, occupancy and delivery costs as a percentage of net sales, which represents the de-leveraging resulting from our comparable store sales decrease. In addition, delivery and other costs of goods sold as a percentage of net sales increased approximately 30 basis points.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $24.5 million in the first quarter of 2007 from $25.6 million in the first quarter of 2006. As a percentage of net sales, current SG&A expenses increased to 42.6% from 34.3% reflecting the de-leveraging resulting from our comparable store sales decrease.
     The $1.1 million decrease in first quarter SG&A expenses relates primarily to a net $1.3 million decrease in store-related expenses due to our lower sales volume and reduced store count, as we operated on average six fewer stores in the current quarter as compared to the similar period last year. This decrease included reduced payroll hours in-line with our lower sales levels, decreased shrink expense, lower credit card fees and a reduction in other store administrative costs. In addition, administration costs of our e-commerce site decreased $0.2 million due to lower on-line sales volume in the current quarter compared to the first quarter last year. The decrease in store spending was partially offset by a $0.3 million increase in promotional spending and a $0.1 million increase in spending related to our wholesale operations. Other general and administrative expenses were relatively flat year-over-year.
     Depreciation and Amortization. Depreciation and amortization decreased to $2.8 million in the three months ended May 5, 2007, from $3.2 million in the comparable period last year. However, depreciation and amortization increased as a percentage of net sales to 4.9% from 4.2% due to our lower sales volume. The decrease of $0.3 million was primarily due to depreciation taken last year on assets that are now fully depreciated—primarily store cash register hardware and software. In addition, we had on average six fewer stores open in the first quarter of 2007 compared to the same period last year.
     Operating Loss. As a result of the above, our first quarter operating loss was $20.9 million in the three months ended May 5, 2007, compared to a $9.0 million loss for the comparable period last year, or 36.3% of first quarter net sales in 2007 as compared to 12.1% of 2006 net sales. This $11.9 million decrease was due to $13.3 million in lower gross margin dollars as compared to the prior year partially offset by a $1.1 million decrease in SG&A spending in 2007 compared to 2006 and $0.3 million of decreased depreciation expense in 2007.

     Interest Expense, Net. Net interest expense increased to $0.4 million in the first quarter of 2007 from $0.2 million in 2006. This increase was primarily due to a $0.3 million decrease in interest income earned on lower average cash balances during the first quarter of 2007 compared to the first quarter of 2006. The decreased interest income was partially offset by $0.1 million of lower interest expense as a result of lower interest rates and decreased debt issuance cost amortization in 2007 compared to 2006.
     Income Tax Benefit. We recorded an income tax benefit of $0.1 million in the first quarter of 2007 relating to a slight reduction in certain state income tax reserves compared to a benefit of $2.8 million recorded in the first quarter of 2006. The 2006 benefit related to a partial reduction of the income tax provision we recorded in the fourth quarter of 2005. Due to our July tax year end, we recorded a provision in the fourth quarter of 2005 for income taxes due based on estimated taxable income for the first half of the tax year. As a result of the net loss incurred in the first quarter of 2006, the taxable income estimate and related income taxes due were reduced. Subsequent to our July 2006 tax year end, we elected to conform our tax year end to our fiscal year end as of February 3, 2007. Therefore, fluctuations created by different book and tax year ends will be eliminated going forward.
     Due to cumulative losses sustained over the past five fiscal years and in the current year-to-date period ended May 5, 2007, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2006 Annual Report on Form 10-K.
     Net Loss. Net loss for the three months ended May 5, 2007 was $21.3 million compared to a net loss of $6.5 million in the comparable period last year or a loss of $0.54 and $0.17 per basic and diluted common share, respectively.
Liquidity and capital resources
     Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems, and increasing efficiency for our distribution centers. In addition, implementation of our key initiatives relating to our new multi-format model, increasing recognition and acceptance of the Wilsons Leather brand and continuing to develop our wholesale business require significant resources including capital dollars. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.
     Our future capital requirements depend on the sustained demand for our leather products. Many factors affect the level of consumer spending on our products, including, among others, general economic conditions, including rising energy prices, customer shopping patterns, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation, and consumer confidence in future economic conditions. Consumer purchases of discretionary items such as our leather products tend to decline during periods when disposable income is lower. Consumer spending habits have shifted toward large discount retailers, which has decreased mall traffic, resulting in lower net sales on a quarterly and annual basis.
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
     On June 1, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) that provides for the sale of shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase common stock (the “Warrants”) for a total purchase price of $45.0 million to four institutional investors. This Purchase Agreement, the Preferred Stock and the Warrants are discussed in greater detail below.
     General Electric Capital Corporation (“GECC”) and a syndicate of banks have provided us with a senior credit facility, as amended, that provides for borrowings of up to $135.0 million in aggregate principal amount, including a $20.0 million Term B promissory note and a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of our senior credit facility is limited to:

•	90% of the then applicable discount rate applied in appraising eligible retail inventories to reflect their value as if sold in an orderly liquidation, plus the lesser of 10% of various components of the borrowing base or the then outstanding principal balance of the Term B promissory note, except that such amount is reduced by the amount of certain in-transit inventory to the extent such inventory reflects a disproportionate amount of our total inventory;

•	plus the lesser of $10.0 million or 50% of the difference between the book value of eligible wholesale inventory and the book value of eligible wholesale inventory in-transit in excess of $5.0 million;

•	plus 90% of the discount rate applied in appraising retail inventories to reflect their value as if sold in an orderly liquidation, times the future retail inventory subject to trade letters of credit;

•	plus 50% of the book value of our future wholesale inventories related to trade letters of credit;

•	plus 90% of credit card receivables;

•	plus the lesser of $10.0 million or 90% of eligible wholesale accounts receivable; and

•	minus a reserve equal to the outstanding principal amount of the Term B promissory note ($20.0 million as of May 5, 2007) and a separate reserve equal to 10% of the lesser of $115.0 million and the maximum amount calculated under the formula described above.
     As of May 5, 2007, we had no borrowings under the revolving portion of the senior credit facility, the Term B promissory note had a balance of $20.0 million and we had $4.5 million in outstanding letters of credit.
     Interest is currently payable on revolving credit borrowings at variable rates determined by the applicable LIBOR (seven to 30 days) plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). Interest is currently payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability.
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
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. At May 5, 2007, we were in compliance with all covenants related to the senior credit facility.
     We plan to use the senior credit facility for our immediate and future working capital needs. We are dependent on the senior credit facility to fund working capital and letter of credit needs. As mentioned above, on June 1, 2007, we entered into a Purchase Agreement that provides for the sale of Preferred Stock and the Warrants for a total purchase price of $45.0 million to four institutional investors. We intend to use the proceeds from this transaction for general working capital purposes and to pay fees related to the transaction. The obligations of the investors to purchase the shares of Preferred Stock and the Warrants under the Purchase Agreement are contingent upon the satisfaction of various closing conditions. As a result of a decrease in the appraised value of our inventories identified in mid April of 2007 by an appraisal conducted for the benefit of the creditors under the senior credit facility, which is subject to further adjustment based on periodic appraisals per the terms of the senior credit facility, coupled with the continued decline in our sales trend, we believe that we will experience availability limitations under our senior credit facility in the third quarter of 2007 unless we consummate the transactions contemplated by the Preferred Stock and Warrant financing described in this report. If we are unable to close on the Purchase Agreement we will seek to obtain additional financing in 2007 to fund our working capital needs and implementation of our merchandise and brand acceptance strategies in 2007 and 2008. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to implement our key initiatives to grow our business. Furthermore, if we are not able to access capital by the third quarter of 2007, we may start to deplete our cash reserves and eventually become insolvent.
     Specifically, the Purchase Agreement provides for the sale of 45,000 shares of Preferred Stock and the Warrants to purchase 15 million shares of our common stock for a total purchase price of $45.0 million to four institutional investors. The obligations of the investors to purchase the Preferred Stock and the Warrants under the Purchase Agreement are contingent upon, among other conditions:
▪	there shall have been no material adverse effect, as described in the Purchase Agreement, since the date of signing the Purchase Agreement;

▪	the lead investor shall be satisfied, in its reasonable discretion, based on meetings with four of our landlords who control most of our mall store leases, that such landlords will make such modifications in the leases as are necessary to enable us to execute the future business strategy the lead investor has discussed with us; and

▪	GECC shall have entered into an amendment of our credit agreement, in a form reasonably satisfactory to the lead investor, containing substantially the terms set forth in the term sheet previously provided by GECC, and GECC shall have consented to the transactions set forth in the Purchase Agreement.
     The Preferred Stock will initially be convertible into shares of common stock at a conversion price of $1.50 per share, or 30 million total shares of common stock. The Preferred Stock will also be entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of Preferred Stock. The Preferred Stock also requires us to redeem shares of the Preferred Stock upon certain defined defaults and bankruptcy events. In addition, we have the option to redeem the Preferred Stock beginning on June 1, 2010 if our common stock is trading above a specified price and we have an effective registration statement for the resale of the common stock issuable upon conversion of the Preferred Stock. The Purchase Agreement requires that we shall have filed the Certificate of Designations for the Series A Convertible Preferred Shares (the “Certificate of Designations”) to establish this new class of shares.
     The Warrants to purchase an aggregate of 15 million shares of our common stock will be exercisable at a price of $2.00 per share and will be exercisable for five years from the date of issuance.
     The Preferred Stock and the Warrants will be subject to certain anti-dilution adjustments as defined in the Certificate of Designations and the form of Warrant. These anti-dilution adjustments relate to certain events including consolidations, mergers, stock dividends, stock splits, reclassifications or other changes in the corporate structure of our Company. The Preferred Stock and the Warrants also provide for anti-dilution adjustments if we issue stock below either the market price or the applicable conversion price or exercise price. The holders of the Preferred Stock and the Warrants have certain demand and incidental registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants.
     In connection with the issuance of the Preferred Stock and the Warrants upon closing of the Purchase Agreement, the number of shares of common stock and exercise price per share of common stock of the warrants issued by us in April and July of 2004 will be adjusted pursuant to the anti-dilution provisions of those warrants, as amended. The exercise price per share will be reduced from $3.00 to $2.11 and the aggregate number of shares of common stock issuable upon exercise of such warrants will increase by approximately 1.7 million shares to approximately 5.7 million shares.
     Pursuant to the terms of the Purchase Agreement, we also agreed to pay a transaction fee to the lead investor equal to 1.0% of its purchase price and reimburse the investors for their expenses in connection with the transaction, up to a maximum of $0.5 million of expenses. If we issue the Preferred Stock and the Warrants through the Purchase Agreement, the holdings of existing shareholders will be diluted.
Cash flow analysis
     Operating Activities. Operating activities for the three months ended May 5, 2007 utilized cash of $9.3 million compared to providing cash of $6.1 million in the corresponding period of 2006.

     For the first three months of 2007, the $9.3 million of cash used in operating activities included: (1) the first quarter net loss of $21.3 million, and (2) a $5.1 million decrease in accounts payable and accrued expenses primarily due to the timing of inventory receipts and related payments as well as decreased gift card liabilities and other volume related expense accruals.
     These uses of cash somewhat offset by the following sources of cash: (1) a $12.4 million decrease in inventory as we currently have 18% less inventory in our stores than at 2006 yearend due to both the seasonality of our outerwear business and our continued efforts to maintain lower levels of inventory in our stores, (2) $2.9 million in non-cash adjustments for depreciation and amortization, (3) a $0.8 million decrease in net accounts receivable including a volume driven decrease in credit card receivables, (4) a $0.5 million decrease in prepaid expenses and other current assets primarily prepaid insurance premiums, marketing programs and store supplies, (5) $0.3 million in non-cash charges related to stock-based compensation costs, and (6) a $0.1 million increase in income taxes payable and other liabilities.
     For the first quarter of 2006, the $6.1 million of cash provided by operating activities included these sources of cash: (1) a $16.1 million decrease in inventories following the holiday selling season, (2) $3.3 million in non-cash adjustments for depreciation and amortization, (3) a $1.3 million decrease in net accounts receivable, and (4) $0.6 million in non-cash charges related to stock-based compensation costs.
     These sources were somewhat offset by: (1) the first quarter net loss of $6.5 million, (2) a $3.1 million increase in prepaid expenses and other current assets, (3) a $2.8 million decrease in income taxes payable and other liabilities, and (4) a $2.8 million decrease in accounts payable and accrued expenses.
     Investing Activities. Investing activities for the three months ended May 5, 2007 totaled $1.2 million including $0.7 million in capital expenditures primarily related to the renovation and improvement of existing stores and leasehold improvements for new mall stores and $0.4 million for certain information systems projects primarily new point-of-sale software and $0.1 million in other administrative fixed assets.
     First quarter 2006 investing activities of $2.3 million were comprised of $1.9 million in capital expenditures primarily related to the renovation and improvements of existing stores as well as $0.4 million for certain information systems projects and distribution center equipment.
     Financing Activities. Financing activities for the first three months of 2007 were negligible as first quarter issuance of common stock from our employee stock purchase plan was mostly offset by costs incurred related to amending our senior credit facility.
     There were minimal first quarter financing activities in 2006. The $0.1 million related to issuance of common stock from the exercise of stock options and from our employee stock purchase plan.
Off-balance sheet arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual obligations and commercial commitments
     We had $4.5 million of standby and documentary letters of credit outstanding at May 5, 2007. We also had a Term B promissory note for $20.0 million outstanding at May 5, 2007. These commitments are further discussed in the “Liquidity and capital resources” section of this Form 10-Q. In addition, we have licensing obligations and store operating leases that we have committed to in the ordinary course of business.
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
Recently issued accounting pronouncements
     In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”) which is an amendment to FIN 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted FIN 48 and FIN 48-1 in the first quarter of fiscal 2007 resulting in an insignificant change of our tax reserves.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the impact SFAS No. 157 may have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 159 may have on our consolidated financial statements.
Forward-looking statements
     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements and include statements related to, among other things, the transactions contemplated by the Securities Purchase Agreement and the intended use of proceeds, future comparable store sales results, business strategies, changes to merchandise mix and future sales results. Factors that could cause actual results to differ include: risks associated with strengthening our existing store base and brand strategy development; continued declines in comparable store sales; our ability to satisfy the closing conditions for the Preferred Stock and Warrant financing described in this report; the potential need for funding in addition to our cash flow from operations and existing credit facilities; dependence on our key supplier to implement our designer label outerwear merchandise strategy; changes in customer shopping patterns; risks associated with the development of our wholesale business; the potential for additional impairment losses if our operating performance does not improve; competition in our markets; uncertainty in general economic conditions; unseasonably warm weather; our inability to effectively respond to changes in fashion trends and consumer demands; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of our business; our inability to renew existing license agreements and/or enter into new licensing agreements; the public sale into the market of common stock issued pursuant to options granted under our employee benefit plans or shares issued in our 2004 equity financing or issuable upon exercise of warrants delivered in connection with our 2004 equity financing, as well as shares issuable upon conversion of the Preferred Stock and exercise of the Warrants to be issued in connection with the Preferred Stock and Warrant financing described in this report; risks associated with estimates made by management based on our critical accounting policies; changes to financial accounting standards that may affect our results of operations; loss of key members of our senior management team; concentration of our common stock; volatility of the market price of our common stock; reliance on third parties for upgrading and maintaining our management information systems; war, acts of terrorism or the threat of either; and interruption in the operation of our corporate offices and distribution centers. For a further description of our risk factors, please see “Risk Factors” as detailed in Part I, Item 1A. that begins on page 11 of our 2006 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of May 5, 2007, we had no borrowings under the revolving portion of the credit facility, $20.0 million under the Term B promissory note, and $4.5 million in outstanding letters of credit.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors we disclosed under Part I, Item 1A. “Risk Factors” that begins on page 11 of our 2006 Annual Report on Form 10-K, except for the modifications reflected in the risk factors listed below:
Our comparable store sales declined during four of the past five years.
     Our comparable store sales decreased by 17.2% in 2006, including a 21.6% decrease in the fourth quarter. Our comparable store sales decreased 20.8% in the three months ended May 5, 2007. In 2005, our comparable store sales decreased by 2.9%, with a 10.0% decrease in the fourth quarter. Comparable store sales declined 6.8% and 7.0% in 2003 and 2002, respectively. Comparable store sales for 2004 increased nominally by 0.6%. Our comparable store sales are affected by a variety of factors, including:
▪	general economic conditions and, in particular, the retail sales environment;

▪	consumer shopping preferences;

▪	transition of our target customer base;

▪	acceptance of the Wilsons Leather brand;

▪	actions by competitors or mall anchor tenants;

▪	weather conditions;

▪	fashion trends;

▪	changes in our merchandise mix;

▪	the timing of new store openings and the relative proportion of new stores to mature stores;

▪	maintaining appropriate inventory levels;

▪	calendar shifts of seasonal periods; and

▪	timing of promotional events.
     Our decreases in comparable store sales have caused our inventory to be appraised at a lower value, which will cause us to experience availability limitations under our senior credit facility in the third quarter of 2007 unless we consummate the transactions contemplated by the Preferred Stock and Warrant financing described in this report. A continued inability to generate comparable store sales increases in the future would erode operating margins if we were unable to implement additional cost reductions and could have a material adverse effect on our business, financial condition and results of operations.
We may need funding in addition to our cash flow from operations and existing credit facilities.
     As a result of a decrease in the appraised value of our inventories identified in mid April of 2007 by an appraisal conducted for the benefit of the creditors under the senior credit facility, which is subject to further adjustment based on periodic appraisals per the terms of the senior credit facility, coupled with the continued decline in our sales trend, we believe that we will experience availability limitations under our senior credit facility in the third quarter of 2007 unless we consummate the transactions contemplated by the Preferred Stock and Warrant financing described in this report. If we are unable to close on the financing, we will seek to obtain additional financing in 2007 to fund our working capital needs and implementation of our merchandise and brand acceptance strategies in 2007 and 2008. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to implement our key initiatives to grow our business. Furthermore, if we are not able to access capital by the third quarter of 2007, we may start to deplete our cash reserves and eventually become insolvent.
The public sale of our common stock issued pursuant to our employee benefit plans or the sale into the market of the shares issued in our equity financing in April 2004 or issuable upon exercise of the warrants delivered in connection with our April 2004 equity financing, as well as shares issuable upon conversion of the Preferred Stock and exercise of the Warrants that may be issued in connection with the financing described in this report, could decrease the price of our common stock or make it more difficult to obtain additional financing in the future.
     As of February 3, 2007, 1,122,283 shares were subject to issuance upon the exercise of vested stock options previously granted by us, all of which would be freely tradable if issued, subject to compliance with Rule 144 in the case of our affiliates. In addition, 1,636,921 shares of our common stock have been reserved for issuance pursuant to our employee benefit plans. In connection with the April 2004 equity financing which was completed on July 2, 2004, we issued 17,948,718 shares of our common stock and warrants to purchase four million shares of our common stock, subject to certain adjustments, to three institutional investors. If we complete the Preferred Stock and Warrant financing described in this report, we will issue shares of Preferred Stock that are convertible into 30,000,000 shares of common stock and warrants to purchase 15,000,000 shares of common stock, which Preferred Stock and Warrants will be subject to certain anti-dilution adjustments. In addition, in connection with such financing, the number of shares of common stock issuable upon exercise of the warrants issued in the April 2004 equity financing will increase by approximately 1,700,000 shares. The market price of our common stock could decline as a result of market sales of such shares of common stock or the perception that such sales will occur. Such sales or the perception that such sales might occur also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first three months of 2007.
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
Stacy A. Kruse
Chief Financial Officer and Treasurer
Date: June 13, 2007

INDEX TO EXHIBITS

Exhibit
No	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (6)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1	Separation Agreement dated March 23, 2007 by and between Betty A. Goff and River Hills Wilsons, Inc. (9)	Incorporated by Reference

10.2	Separation Agreement dated April 23, 2007 by and between Megan L. Featherston and Wilsons Leather Holdings Inc. (10)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on March 29, 2007.

10.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on April 25, 2007.