Form 10-Q
period 2007-08-04
WILSONS THE LEATHER EXPERTS INC
filed 2007-09-13
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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
Yes ☐ No ☑
As of August 31, 2007, there were 39,299,680 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 4,	February 3,
	2007	2007(1)
ASSETS

Current assets:
Cash and cash equivalents	$8,474	$19,909
Accounts receivable, net	3,465	3,132
Inventories	64,179	74,897
Prepaid expenses	7,540	7,267
Income taxes receivable	565	—

Total current assets	84,223	105,205
Property and equipment, net	37,353	38,890
Other assets, net	1,047	1,250

TOTAL ASSETS	$122,623	$145,345

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,925	$14,337
Accrued expenses	13,117	14,534
Income taxes payable	—	921
Deferred income taxes	775	220

Total current liabilities	34,817	30,012
Long-term debt	—	20,000
Income taxes payable	1,491	—
Other long-term liabilities	16,171	16,832

Total liabilities	52,479	66,844

Commitments and contingencies

Preferred stock, $.01 par value; 200,000 shares authorized; 45,000 and no shares issued and outstanding on August 4, 2007 and February 3, 2007, respectively	51,839	—

Shareholders’ equity:
Common stock, $.01 par value; 150,000,000 shares authorized; 39,299,680 and 39,204,299 shares issued and outstanding on August 4, 2007 and February 3, 2007, respectively	393	392
Additional paid-in capital	126,885	136,441
Accumulated deficit	(108,975)	(58,334)
Accumulated other comprehensive income	2	2

Total shareholders’ equity	18,305	78,501

TOTAL LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$122,623	$145,345

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	August 4,	July 29,
	2007	2006
NET SALES	$43,586	$49,158
Cost of goods sold, buying and occupancy costs	46,009	47,280

GROSS MARGIN	(2,423)	1,878

Selling, general and administrative expenses	23,150	24,092
Depreciation and amortization	2,871	3,109

OPERATING LOSS	(28,444)	(25,323)
Interest expense, net	338	322

LOSS BEFORE INCOME TAXES	(28,782)	(25,645)
Income tax provision (benefit)	594	(1,143)

NET LOSS	(29,376)	(24,502)

Less: Preferred stock paid-in-kind dividends	(914)	—
Beneficial conversion feature on preferred stock	(14,877)	—
Deemed dividend to warrant holders	(967)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(46,134)	$(24,502)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.17)	$(0.63)

Weighted average shares outstanding — basic and diluted	39,268	39,146

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended
	August 4,	July 29,
	2007	2006
NET SALES	$101,181	$123,838
Cost of goods sold, buying and occupancy costs	97,154	102,230

GROSS MARGIN	4,027	21,608

Selling, general and administrative expenses	47,668	49,672
Depreciation and amortization	5,710	6,281

OPERATING LOSS	(49,351)	(34,345)
Interest expense, net	769	564

LOSS BEFORE INCOME TAXES	(50,120)	(34,909)
Income tax provision (benefit)	521	(3,907)

NET LOSS	(50,641)	(31,002)

Less: Preferred stock paid-in-kind dividends	(914)	—
Beneficial conversion feature on preferred stock	(14,877)	—
Deemed dividend to warrant holders	(967)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(67,399)	$(31,002)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(1.72)	$(0.79)

Weighted average shares outstanding — basic and diluted	39,240	39,125

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the year-to-date period ended
	August 4,	July 29,
	2007	2006
		(Revised)
OPERATING ACTIVITIES:
Net loss	$(50,641)	$(31,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,710	6,281
Amortization of deferred financing costs	337	314
Gain on disposal of assets	(5)	(5)
Stock-based compensation expense	838	1,154
Deferred income taxes	555	17
Changes in operating assets and liabilities:
Accounts receivable, net	(333)	486
Inventories	10,718	21,535
Prepaid expenses and other current assets	(838)	(1,516)
Accounts payable and accrued expenses	4,600	(297)
Income taxes payable and other liabilities	(91)	(4,248)

Net cash used in operating activities	(29,150)	(7,281)

INVESTING ACTIVITIES:
Additions to property and equipment	(3,610)	(4,968)
Proceeds from the disposition of property and equipment	13	3

Net cash used in investing activities	(3,597)	(4,965)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	131	253
Proceeds from issuance of preferred stock, net	36,049	—
Proceeds from issuance of warrants, net	5,266	—
Debt issuance costs	(134)	—
Repayments of long-term debt	(20,000)	—

Net cash provided by financing activities	21,312	253

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,435)	(11,993)
CASH AND CASH EQUIVALENTS, beginning of period	19,909	45,552

CASH AND CASH EQUIVALENTS, end of period	$8,474	$33,559

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 Summary of significant accounting policies
     Nature of organization
     Wilsons The Leather Experts Inc. (“Wilsons Leather” or “the Company”) a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At August 4, 2007, Wilsons Leather operated 411 stores located in 45 states, including 280 mall stores, 117 outlet stores and 14 airport locations. The Company historically supplemented its permanent stores with temporary seasonal stores during its peak selling season from October through January. Operation of the Company’s temporary seasonal stores was suspended in 2006 and for the foreseeable future.
     Basis of presentation
     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At August 4, 2007, Wilsons Leather operated in one reportable segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
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
     Cash and cash equivalents
     Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market funds. Interest income of

$0.3 million in each of the second quarters of fiscal years 2007 and 2006, and $0.8 million and $0.6 million in the comparable year-to-date periods, is included in interest expense, net in the accompanying statements of operations.
     Inventories
     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of August 4, 2007 and February 3, 2007, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or types of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.
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
     Store closing and impairment of long-lived assets
     The Company continually reviews its stores’ operating performance and assesses plans for store closures. Losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset cost down to its estimated fair value. Fair value is determined by estimating future cash flows. These impairment charges are recorded as a component of selling, general and administrative expenses when incurred. The Company did not record any such impairment losses in the first half of 2007 or 2006.

     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At August 4, 2007 and February 3, 2007, the Company had no amounts accrued for store lease terminations.
     Operating leases
     The Company has approximately 412 noncancelable operating leases, primarily for retail stores, which expire at various times through 2018. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. The Company expenses all rental costs incurred during the build-out or pre-opening period of construction, renovation, fixturing, and merchandise placement. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease.
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
     The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of each stock-based award. The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the grant date fair value of awards granted:

	For the three months ended		For the year-to-date period ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Expected term (in years)	3.8	4.1	3.9	4.1
Expected volatility	65.5%	69.5%	64.0%	69.9%
Risk-free interest rate	4.7%	5.0%	4.7%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted Average fair value of options granted	$1.11	$2.04	$0.79	$2.11
     The Company’s calculation of expected term is based on historical experience of its option plans as well as expectations of future employee stock option behavior. The expected volatility of the Company’s stock price is based on the actual historical volatility over a period that is commensurate to the expected term of the option. The risk-free interest rate is based on the average implied yield on U.S. Treasury instruments with a term approximating the expected term of the option. The expected dividend yield is zero, as the Company has not declared a dividend in the past and the ability to pay cash dividends in the future is limited by certain provisions in the Company’s senior credit facility and covenants related to the Company’s preferred stock equity financing.
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
     Stock-based compensation expense recognized under SFAS No. 123R for the three months ended August 4, 2007 and July 29, 2006, totaled $0.5 million and $0.6 million, respectively, and $0.8 million and $1.2 million for the comparable year-to-date periods, before income taxes primarily for expenses related to employee stock options. All of the Company’s stock-based compensation is recognized as part of selling, general and administrative expenses.
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
     Significant judgment is required in determining the Company’s provision/benefit for income taxes. In the ordinary course of business, the final tax outcome is uncertain for many transactions. Changes in estimates may create volatility in the Company’s effective tax rate in future periods due to settlements with various tax authorities, expiration of the statute of limitations on certain tax positions and the availability of new information regarding certain tax positions that may cause changes to management’s estimates. An uncertain income tax position will not be recognized in the Company’s consolidated financial statements if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed quarterly and applicable adjustments are made as events occur that warrant adjustments to those provisions.

     Sales taxes
     The Company’s sales are recorded net of applicable sales taxes.
     Income (loss) per share
     Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Net income (loss) available to common shareholders is computed by subtracting the paid-in-kind preferred stock dividend accrued from the reported net income (loss). Diluted net income (loss) per share is computed by dividing the net income (loss) available to common shareholders, adjusted to include items of income (loss) related to the issuance of potentially dilutive common shares (the paid-in-kind preferred stock dividend), by the sum of the weighted average number of common shares outstanding plus all potentially dilutive common shares. Potentially dilutive common shares related to stock options and stock warrants are calculated using the treasury stock method and convertible common shares related to preferred stock are calculated using the “as-if converted” method. Pursuant to the treasury method, in periods of net loss, potentially dilutive common shares related to stock options, warrants and conversion of the Company’s preferred stock have been excluded from the calculation of weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. The following table reconciles the number of shares utilized in the net income (loss) per share calculations (in thousands):

	For the three months ended		For the year-to-date period ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Weighted average common shares outstanding — basic	39,268	39,146	39,240	39,125
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
Preferred stock	—	—	—	—

Weighted average common shares outstanding — diluted	39,268	39,146	39,240	39,125

     Potentially dilutive shares, which were excluded from the computation of net income (loss) per share because their inclusion would have been anti-dilutive, are as follows (in thousands):

	For the three months ended		For the year-to-date period ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Stock options	1	19	—	19
Warrants	—	749	—	698
Preferred stock (1)	16,813	—	8,407	—

Total potentially dilutive shares	16,814	768	8,407	717

     (1) Weighted average shares of preferred stock using an “as-if-converted” method.

     New accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”), which is an amendment to FIN 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FIN 48 and FIN 48-1 in the first quarter of fiscal 2007 resulting in an insignificant change of its tax reserves.
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
2 Other comprehensive income
     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the three-month periods ending August 4, 2007 and July 29, 2006, the amounts were not significant.
3 Long-term debt
     Long-term debt at August 4, 2007 and February 3, 2007 consisted of the following (in thousands):

	August 4,	February 3,
	2007	2007
Term B promissory note	$—	$20,000

Total debt	—	20,000
Less: current portion	—	—

Total long-term debt	$—	$20,000

     Senior credit facility and Term B promissory note
     General Electric Capital Corporation (“GECC”) has provided the Company with a senior credit facility, as amended, that provides for borrowings of up to $115.0 million in aggregate principal amount, including a $75.0 million letter of credit subfacility. The senior credit facility expiration is June 30, 2010, at which time all borrowings become due and payable.
     The senior credit facility is collateralized by the Company’s inventory, equipment, credit card and wholesale receivables, and substantially all other personal property. GECC has the right to appraise the Company’s inventory up to four times per year to determine the value of the Company’s eligible inventory as if sold in an orderly liquidation, which is then used to establish borrowing limits under the senior credit facility. During 2006, through December 28, 2006, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). As of December 29, 2006, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus

1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability. The Company pays monthly fees of 0.25% per annum on the unused portion of the senior credit facility, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. Prepayment of the revolving credit portion of the senior credit facility is subject to prepayment fees under most circumstances. Any such prepayment would be subject to a 0.37% prepayment fee if prepayment is made on or prior to June 30, 2008, and 0.185% prepayment fee if prepayment were made after June 30, 2008 but on or prior to December 31, 2008. After December 31, 2008, the revolving credit portion of the senior credit facility is prepayable without penalty.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. The June 15, 2007 amendment specifically allowed for the Preferred Stock and Warrant financing discussed below. At August 4, 2007, the Company was in compliance with all covenants related to the senior credit facility. Wilsons Leather plans to use the senior credit facility for immediate and future working capital needs. The Company is dependent on the senior credit facility to fund working capital and letter of credit needs.
     At August 4, 2007 and February 3, 2007, there were no borrowings under the revolving portion of the senior credit facility. At August 4, 2007 and February 3, 2007, there were $4.4 million and $3.8 million, respectively, in letters of credit outstanding.
     Prior to the most recent amendment dated June 15, 2007, the senior credit facility provided for borrowings of up to $135.0 million in aggregate principal amount that included a $20.0 million Term B promissory note. The Term B promissory note was collateralized by the Company’s equipment and was due and payable upon the expiration of the senior credit facility on June 30, 2010. Interest was payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. The $20.0 million balance was repaid on June 15, 2007, without a prepayment fee per the consent of the senior lenders, with proceeds from the Preferred Stock and Warrant financing discussed below (See Note 4, “Preferred Stock and Warrant Financing”). The Term B promissory note had a balance of $20.0 million on February 3, 2007.
     On June 1, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) that provided for the sale of Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 15 million shares of common stock (the “Warrants”) for a total purchase price of $45.0 million to four institutional investors (the “Preferred Stock and Warrant financing”). This equity financing closed on June 15, 2007. The Company used the proceeds from this transaction to repay the $20.0 million Term B promissory note, for general working capital purposes, as well as to pay fees related to the transaction.
     The Company believes that its borrowing capacity under the senior credit facility, together with the proceeds from the Preferred Stock and Warrant financing, cash on hand, current and anticipated cash flow from its operations, and cost reductions associated with its lower store count will be adequate to meet the Company’s working capital and capital expenditure requirements through 2007 and into 2008. However, if the Company’s comparable store sales do not increase, or if the Company begins executing on its strategic initiatives to grow its business, including the expansion of its accessories business, the Company expects that it may need additional financing in 2008 in order to fund its working capital and capital expenditure requirements as well as its strategic initiatives to grow the business, including the expansion of its accessories business. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to the Company, or at all. If the Company is not able to obtain such access to capital, it may not be able to implement its key initiatives to grow the business. If the Company raises capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.
4 Preferred Stock and Warrant Financing
     On June 1, 2007, the Company entered into the Purchase Agreement that provided for the sale of 45,000 shares of Preferred Stock and Warrants to purchase 15 million shares of common stock of the Company for a total purchase price of $45.0 million to four institutional investors. The Purchase Agreement required that, prior to closing, the Company should have filed the Certificate of Designations for the Series A Convertible Preferred Stock (the “Certificate of Designations”) to establish this new class of shares. The new class of securities was established and the Preferred Stock and Warrant financing transaction closed on June 15, 2007.

     The Preferred Stock is initially convertible into shares of common stock at a conversion price of $1.50 per share, or 30 million total shares of common stock. Going forward, the number of shares of common stock issuable upon conversion of the Preferred Stock at any time is equal to the stated value of each share of Preferred Stock ($1,000) divided by the conversion price then in effect. The Warrants to purchase an aggregate of 15 million shares of the Company’s common stock are exercisable at a price of $2.00 per share and are exercisable for five years from the date of issuance, June 15, 2007. The Preferred Stock and the Warrants are subject to certain adjustments as defined in the Certificate of Designations and the form of Warrant. These adjustments relate to certain events including consolidations, mergers, stock dividends, stock splits, reclassifications or other changes in the corporate structure of the Company. The Preferred Stock and the Warrants also provide for anti-dilution adjustments in the event of stock issuances below either the Company’s then current common stock market price or the then applicable conversion price or exercise price. The holders of the Preferred Stock and the Warrants have certain demand and incidental registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants.
     The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of Preferred Stock. As of August 4, 2007, dividends representing 493 shares of Preferred Stock have been accrued at a fair value of $0.9 million and included in preferred stock and charged to additional paid-in capital in the accompanying consolidated balance sheets. Dividends on the Preferred Stock are reflected as a reduction of net income (loss) available to common shareholders in calculating earnings per share.
     The Preferred Stock has certain redemption features that may require the Company to redeem the Preferred Stock at its liquidation value upon the occurrence of certain events. The triggering events that may lead to redemption, at the election of the holders of the Preferred Stock, are defined in the Certificate of Designations and include: conversion defaults, indebtedness defaults, events of bankruptcy, certain judgments against the Company, and uncured breaches of any representations, covenants or other conditions of the documents related to the Preferred Stock and Warrant financing that would have a material adverse effect on the Company. In addition, the Company has the option to redeem the Preferred Stock beginning on June 1, 2010 if the Company’s common stock is trading above a specified price and the Company has an effective registration statement for the resale of the common stock issuable upon conversion of the Preferred Stock.
     Because the Preferred Stock includes redemption features that have the potential to be outside the control of the Company, the Company has classified the Preferred Stock outside of shareholders’ equity in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”). In accordance with EITF Topic D-98, the fair value allocated to the Preferred Stock at the date of issuance was recorded outside of shareholders’ equity in the accompanying consolidated balance sheets.
     In conjunction with the issuance of the Preferred Stock and Warrants, the Company received gross proceeds of $45.0 million and incurred $3.7 million in financing and other costs, including a 1.0% transaction fee paid to the lead investor and reimbursement of $0.5 million of expenses incurred by the lead investor in connection with the transaction, resulting in net proceeds of $41.3 million. The remaining proceeds were used by the Company to repay its $20.0 million Term B promissory note and for general working capital purposes. The net proceeds were allocated to the Preferred Stock and Warrants based on their relative fair values. The Warrants were valued using the Black-Scholes model with the following assumptions: (1) common stock fair value of $1.78 per share, (2) expected volatility of 65.0%, (3) risk-free interest rate of 5.04%, (4) expected term of five years, and (5) no dividends, which resulted in a fair value of $11.0 million and a relative fair value of $5.3 million that was accreted to additional paid-in capital.
     In addition, in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF No. 00-27”), the Company compared the adjusted proceeds allocated to the Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $14.9 million existed and, pursuant to EITF No. 00-27, amortized the full discount to the value of the Preferred Stock, as it is immediately convertible at issuance. In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the beneficial conversion feature is analogous to a dividend and is included as a return to the Preferred Stock holders and reflected as a reduction of net income (loss) available to common shareholders in calculating earnings per share.
     The initial carrying value of the Preferred Stock, including allocated net proceeds and the beneficial conversion feature, was $50.9 million. As of August 4, 2007, the carrying value of the Preferred Stock was $51.9 million, which includes the $0.9 million dividends accrued to date.
     The Preferred Stock has a preference upon liquidation of the Company. The value of the liquidation preference is equal to $1,000 per share of Preferred Stock, the holders’ initial investment, plus all accrued and unpaid dividends.
     The holders of the Preferred Stock have the same voting rights as common shareholders on an as-converted basis. Each share of Preferred Stock will be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted.
     In connection with the issuance of the Preferred Stock and Warrants upon closing of the Purchase Agreement, the number of shares of common stock and exercise price per share of common stock of the warrants issued by the Company in April and July of 2004 was adjusted pursuant to the anti-dilution provisions of those warrants, as amended. As a result of the triggering of these anti-dilution provisions, the exercise price per share was reduced from $3.00 to $2.39 and the aggregate number of shares of common stock issuable upon exercise of such warrants was increased by approximately 1.0 million shares to approximately 5.0 million shares (See Note 6, “Warrants”). Pursuant to the guidance under EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company measured the fair value of the warrants prior to the anti-dilution calculations and after such adjustments using the Black-Scholes model. These estimates reflected an increase in fair value of $1.0 million that was recorded as a return to the warrant holders and treated similar to a preferred share dividend and reflected as a reduction of net income (loss) available to common shareholders in calculating earnings per share.
5 Employee stock benefit plans
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

     The following is a summary of stock option information, weighted average exercise prices and remaining contractual life (in years) for the Company’s stock option plans as of and for the year-to-date period ended August 4, 2007:

	As of and for the year-to-date period ended August 4, 2007
		Weighted average	Weighted average
	Shares	exercise price	remaining life
Outstanding, beginning of period	2,722,247	$5.50
Granted	135,000	$1.51
Exercised	—	$—
Forfeited	(341,329)	$3.94
Expired	(173,825)	$6.86

Outstanding, end of period	2,342,093	$5.39	3.67

Exercisable, end of period	1,509,433	$5.81	3.81

Available for grant, end of period (1)	1,674,214

(1) The 2000 Plan only.
     During the six months ended August 4, 2007, no options were exercised. As of August 4, 2007, total unrecognized compensation costs related to unvested stock-based awards was $1.6 million, which is expected to be recognized over a weighted average vesting period of approximately 1.4 years.
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
     Under the 2000 Plan, the Company may also issue other stock-based awards. Beginning with the Company’s Annual Meeting of Shareholders held on June 1, 2006, each member of the Board of Directors who is not an officer or employee of the Company is entitled to receive one-half of their $25,000 annual retainer in unrestricted shares of the Company’s common stock. In the second quarter of 2007, 53,219 shares of the Company’s common stock were issued as annual retainers. In the second quarter of 2006, 17,120 shares of the Company’s common stock were issued as annual retainers. These fully vested shares were issued based on the fair market value of the Company’s common stock on the day preceding the applicable Annual Meeting of Shareholders, $1.46 and $3.65 for 2007 and 2006, respectively. The non-employee directors representing the investors in the Preferred Stock and Warrant financing described in Note 4 do not receive any director compensation.

     Employee stock purchase plan
     The Company has an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase Company stock at a 15% discount at defined times during the year. The Company may issue up to 625,000 shares of common stock under the ESPP. As of August 4, 2007, 469,812 shares had been issued under the plan and 155,188 shares were available for future issuance. With the adoption of SFAS No. 123R on January 29, 2006, compensation expense is recognized for the fair value of the option features of the ESPP purchases. The ESPP fair value is estimated using the Black-Scholes option pricing model with applicable assumptions and input variables. Stock-based compensation expense recognized under SFAS No. 123R related to the ESPP was insignificant for all fiscal periods presented.
6 Warrants
     The Company has from time-to-time issued warrants to purchase its common stock to certain parties who have invested in the Company. All of the outstanding warrants contain anti-dilution rights relating to certain events as defined in the applicable warrant agreements including but not limited to, issuance of common shares below either the market price and/or warrant exercise price, consolidations, mergers, stock dividends, stock splits and other similar events. The fair value of the warrants has been estimated using the Black-Scholes model and allocated to the warrants within additional paid-in capital. As of August 4, 2007, warrants to purchase a total of 20,022,364 shares of the Company’s common stock were issued and outstanding, as follows:

	As of August 4, 2007
			Weighted average	Weighted average
	Exercise Price	Shares	exercise price	remaining life
Warrants issued April 25, 2004 (1)	$2.39	2,511,182	$2.39	1.75
Warrants issued July 2, 2004 (1)	$2.39	2,511,182	$2.39	2.00
Warrants issued June 15, 2007 (2)	$2.00	15,000,000	$2.00	4.90

Outstanding, end of period	$2.00-$2.39	20,022,364	$2.10	4.17

Exercisable, end of period	$2.00-$2.39	20,022,364	$2.10	4.17

(1)	In connection with an equity financing transaction entered into in July of 2004, the Company issued four million warrants exercisable for five years to certain institutional investors at an exercise price of $3.00 per share of the Company’s common stock. Pursuant to the anti-dilution provisions of the terms of these warrants, as a result of the June 2007 Preferred Stock and Warrant financing, the exercise price of the warrants was reduced to $2.39 and the number of underlying shares of common stock increased from 4,000,000 to 5,022,364.

(2)	These warrants were issued in conjunction with the June 2007 Preferred Stock and Warrant financing and are exercisable for five years.
7 Income taxes
     The Company adopted the provisions of FIN 48 on February 4, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The implementation of FIN 48 had no material impact to the tax benefits recorded on the Company’s consolidated financial statements. As of February 4, 2007, the Company had $0.9 million of gross unrecognized tax benefits which would decrease income tax expense if recognized. During the second quarter of 2007, the Company’s liability for unrecognized tax benefits increased by approximately $16,000 reflecting year to date activity. Year to date, the Company’s liabilities for unrecognized tax benefits increased approximately $7,000, with increases related to current year activity being somewhat offset by decreases due to the expiration of certain states’ statutes of limitations.

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of February 4, 2007, interest and penalties accrued were approximately $0.4 million and $0.2 million, respectively. An additional $40,100 of interest was accrued in the first six months of 2007.
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
     The Company anticipates that less than $0.1 million of the $0.9 million liability recognized for uncertain tax positions may be resolved in 2007 due to the expiration of certain states’ statutes of limitations.
     Subsequent to the Company’s July 2006 tax year end, it elected to conform its tax year end to its fiscal year end as of February 3, 2007. Therefore, fluctuations created by different book and tax year ends will be eliminated going forward.
8 Revision of financial statements
     In the third quarter of 2006, the Company determined that its presentation of certain investing activities within its consolidated statement of cash flows had been misstated. Prior to that time, the amounts previously reported as being capitalized as “additions to property and equipment” included amounts accrued for and/or unpaid at period-end. As a result, “net cash used in investing activities”, “accounts payable and accrued expenses” and “net cash used in operating activities” were misstated by an equivalent amount. These misstatements had no impact on the Company’s consolidated statements of operations or balance sheets. A summary of the effects of these changes on the Company’s consolidated statement of cash flows for the six-month period ended July 29, 2006 is presented below.

	As Previously
(In thousands)	reported	Adjustments	Revised
For the year-to-date period ended July 29, 2006
Accounts payable and accrued expenses	$(33)	$(264)	$(297)
Net cash used in operating activities	(7,017)	(264)	(7,281)
Additions to property and equipment	(5,232)	264	(4,968)
Net cash used in investing activities	(5,229)	264	(4,965)
9 Commitments and contingencies
     As of August 4, 2007, the Company had $4.4 million of standby and documentary letters of credit outstanding. In addition, the Company has licensing obligations and store operating leases that it has committed to in the ordinary course of business.
     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

10 Supplemental balance sheet information

	August 4,	February 3,
(In thousands)	2007	2007
Accounts receivable, net:
Trade receivables	$2,534	$2,359
Other receivables	1,108	929

Total	3,642	3,288
Less — Allowance for doubtful accounts	(29)	(71)
Less — Deferred sales	(148)	(85)

Total accounts receivable, net	$3,465	$3,132

Inventories:
Raw materials	$1,911	$2,940
Finished goods	62,268	71,957

Total inventories	$64,179	$74,897

Property and equipment, net:
Equipment and furniture	$76,187	$74,420
Leasehold improvements	43,586	42,700

Total	119,773	117,120
Less-Accumulated depreciation and amortization	(82,420)	(78,230)

Net property and equipment	$37,353	$38,890

Other assets, net:
Debt issuance costs	$4,578	$5,219
Less-Accumulated amortization	(3,589)	(4,027)

Debt issuance costs, net	989	1,192
Other intangible assets, net	58	58

Total	$1,047	$1,250

11 Subsequent event
     On August 8, 2007, the Company held a Special Meeting of Shareholders as required under the June 1, 2007 Purchase Agreement. At this meeting, the shareholders approved the voting rights of the newly issued Preferred Stock and the potential issuance of shares of the Company’s common stock in excess of the exchange cap. Prior to such approval, the exchange cap limited the voting rights of the Preferred Stock, and the number of shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, to 19.9% of the outstanding shares of common stock prior to the financing transaction.
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
     As of August 4, 2007, we operated a total of 411 stores located in 45 states, including 280 mall stores, 117 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season. However, operation of our temporary seasonal stores was suspended in 2006. We do not intend to operate any temporary seasonal stores in the foreseeable future. Our mall stores average approximately 2,550 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outlet(SM) name, average approximately 3,930 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 640 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States.
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
     In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity, which allows us greater control over margin levels. In 2006, our inventory markdowns were higher than in the past as we aggressively liquidated certain merchandise and repositioned our inventory mix pursuant to our strategic initiative of reengineering our mall stores. These higher levels of markdown activity continued into the first two quarters of 2007 as we moved certain outerwear and accessory inventory that had not been widely accepted by our new target customers. We will continue to liquidate inventory that does not resonate with this new customer during the third quarter of 2007 in order to make room for our new designer label merchandise (discussed below) that has been showcased in our stores beginning in August of 2007. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total sales.
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
     Comparable store sales decreased 11.9% and 17.2% in the three- and six-month periods ended August 4, 2007, respectively, compared to decreases of 16.2% and 13.0% in comparable store sales in the similar periods of last year. A store is included in the comparable store sales calculation after it has been open and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.
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
     In 2007, we plan to build on the “reinvented” Wilsons Leather we worked to create in 2006. We intend to continue to appeal to a more contemporary and upscale target customer. We do not intend to revert to the promotional “price only” environment of crowded stores and unattractive presentations that was our past. Our results through the second quarter of 2007 reflect the fact that the transition of our customer base is taking more time than anticipated. While our traditional price-only customer has opted out of the “reinvented” Wilsons Leather, we have yet to reach our new target customer in satisfactory numbers. As a result, our focus in 2007 continues to be on generating more traffic into our stores and attracting new customers.
     Our accessories penetration increased to 53.2% of net sales for the first six months of 2007, up from 41.4% of net sales in 2006. We will continue to increase our accessories profile as we go forward by offering new collections of high quality, high fashion handbags at higher than historic price points. However, we remain largely dependent on our outerwear business to drive traffic into our stores.
     Therefore, we will significantly increase the number of nationally recognized designer brands in our outerwear offerings to help generate additional traffic. These new designer brands that are in our mall stores carry the names of Calvin Klein, Kenneth Cole, Guess and in select stores, Sean John. To support our new branded apparel initiative, we have window and in-store displays that are more sophisticated and pointed, designed to leverage the name recognition of the designer brand environment we are creating. We have also initiated certain direct mail promotions in conjunction with our designer brand launch targeted to the special demographic that our new product offering is geared to. We believe that the new message we are presenting this fall, “designer brands now at Wilsons Leather”, delivered to the right new customers, will work to generate increased traffic into our stores. The introduction of additional designer brands into our stores and related marketing began in August 2007.

     In June 2007, we completed a $45.0 million private placement of a newly created series of convertible preferred stock and warrants to purchase our common stock (the “Preferred Stock and Warrant financing”). The proceeds of the Preferred Stock and Warrant financing were used to repay our outstanding $20.0 million Term B promissory note and to fund general working capital requirements going forward, including the rollout of our designer label merchandise initiative. This transaction is described in greater detail below in “Liquidity and capital resources.” In addition to the influx of capital, the private placement brought us a large new investor, Goldner Hawn Private Equity, to assist in setting our long-term strategic direction. We expect that our future business strategy will build on our previously established initiative of expanding our accessories business. This initiative is expected to include accessories-only stores and we may pursue the acquisition of, joint venture with, or license of an established accessories brand.
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
Results of operations
     The following table sets forth items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	For the three months ended		For the year-to-date period ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	105.6	96.2	96.0	82.6

GROSS MARGIN	(5.6)	3.8	4.0	17.4

Selling, general and administrative expenses	53.1	49.0	47.1	40.1
Depreciation and amortization	6.6	6.3	5.7	5.0

OPERATING LOSS	(65.3)	(51.5)	(48.8)	(27.7)
Interest expense, net	0.7	0.7	0.7	0.5

LOSS BEFORE INCOME TAXES	(66.0)	(52.2)	(49.5)	(28.2)
Income tax provision (benefit)	1.4	(2.4)	0.5	(3.2)

NET LOSS	(67.4)%	(49.8)%	(50.0)%	(25.0)%

     A summary of certain operational data for the periods listed is presented below:

	For the three months ended		For the year-to-date period ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales (in thousands)	$43,586	$49,158	$101,181	$123,838

Comparable store sales
Total	(11.9)%	(16.2)%	(17.2)%	(13.0)%

By division
Mens	(23.8)%	(22.7)%	(26.7)%	(16.0)%
Womens	(16.3)%	(29.4)%	(22.5)%	(21.9)%
Accessories	(5.9)%	(7.9)%	(9.1)%	(5.5)%

By channel
Mall stores	(13.1)%	(22.6)%	(20.6)%	(17.9)%
Outlet stores	(10.1)%	(9.2)%	(13.1)%	(6.4)%

Number of stores:
Beginning of period	414	421	417	422
Opened	2	2	2	4
Closed	(5)	(1)	(8)	(4)

End of period	411	422	411	422

     The discussion that follows should be read in conjunction with the information presented in the above tables.
     Net Sales. Net sales decreased 11.3% to $43.6 million in the three months ended August 4, 2007, from $49.2 million in the comparable period ended July 29, 2006. Comparable store sales decreased 11.9% for the quarter ended August 4, 2007, compared to a decrease of 16.2% in the comparable quarter last year.
     During the year-to-date period ended August 4, 2007, net sales decreased 18.3% to $101.2 million from $123.8 million in the comparable period last year. Year-to-date, comparable store sales decreased 17.2% as compared to a decrease of 13.0% in the same period last year.
     The significant transition we have undertaken in our Wilsons Leather mall stores continued to have a negative impact on our comparable store sales in the second quarter and year-to-date periods of 2007. Our goal of transitioning our customer base has taken more time than anticipated. Our 2007 sales performance to date reflects the fact that the price-only customer has opted out and that our new target customer has yet to find Wilsons Leather in satisfactory numbers.

     Early in the year we also experienced a negative effect on net sales relative to certain merchandise categories. In some cases the aggressive repositioning of our merchandise offerings went too far too fast and led to some misses in fashion and sizing for our outerwear offerings. Our handbag collections included several oversized bags, many of which were not right for our customer. We believe these fashion and sizing issues have been resolved and will not affect our fall and 2007 holiday merchandise offerings.
     As we move into the third quarter of fiscal 2007, we have significantly increased the number of nationally recognized designer brands in our outerwear offerings including the names Calvin Klein, Kenneth Cole, Guess and in select stores Sean John. In support of this new branded apparel initiative, we have new graphics and new window and in-store merchandising strategies designed to leverage the recognition of these designer brands and generate additional traffic in our stores by attracting our new target customer and resonating with our loyal Wilsons Leather customer. The transitions in our mall stores have led to a 17.9% increase in dollars per transaction in the second quarter of 2007 compared to the similar period last year and a 24.5% increase in average unit retail over the same period last year. We believe that the increase in transaction size along with increased traffic will help us improve our sales trend as we move into the third quarter of 2007 and holiday selling season.
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $1.3 million, or 2.7%, to $46.0 million in the three months ended August 4, 2007, compared to $47.3 million in the similar period ended July 29, 2006. Year to date, cost of goods sold, buying and occupancy costs decreased $5.1 million to $97.2 million, as compared to $102.2 million in the similar period last year. These decreases were primarily driven by decreased product costs related to the lower sales volume experienced during the second quarter and the first six months of 2007.
     The $1.3 million decrease in the second quarter ended August 4, 2007 included: (1) a $1.4 million decrease in product costs, (2) a $0.4 million decrease in buying and occupancy costs including lower rent costs and decreased distribution center expenditures due to lower inventory receipts during the period, and (3) a $0.2 million net decrease in other cost of sales. These decreases were somewhat offset by unfavorable markdowns of $0.7 million as we took extensive markdowns during the current quarter in order to liquidate and reposition our inventory in preparation for the rollout of our designer label merchandise initiative. These markdowns were necessary to reduce non-go-forward inventory, including carryover styles from prior years and to make room in our mall stores to receive and better display our new designer label outerwear offerings.
     The year-to-date decrease of $5.1 million resulted from: (1) a $6.2 million decrease in product costs, (2) a $0.4 million decrease in buying and occupancy costs, and (3) a $0.2 million net decrease in other cost of sales all being somewhat offset by a $1.7 million increase in markdowns as we took extensive markdowns during the first half of 2007 in order to liquidate and reposition our inventory in conjunction with our designer label merchandise initiative.
     Due to the aggressive discounting in the second quarter ended August 4, 2007, gross margin as a percentage of net sales decreased 940 basis points to a negative 5.6% compared to a positive 3.8% in the similar period of 2006. The quarterly decrease in gross margin rate was primarily driven by a 480 basis point increase in markdowns and a 370 basis point increase in buying and occupancy costs as a percentage of net sales, which represents the de-leveraging resulting from our comparable store sales decreases. In addition, initial markup percentage decreased 90 basis points.
     Year to date, gross margin as a percentage of net sales decreased 1,340 basis points to 4.0% as compared to 17.4% in the first six months of 2006, primarily due to: (1) a 630 basis point increase in markdowns as a percentage of net sales due to the aggressive year-to-date discounting discussed above, (2) the de-leveraging resulting from our comparable store sales, which resulted in a 600 basis point increase in buying and occupancy costs as a percentage of net sales, (3) a 90 basis point decrease in initial markup percentage, and (4) a net 20 basis point increase in delivery and other costs of goods sold as a percentage of net sales.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.9 million, or 3.9%, to $23.2 million in the current quarter ended August 4, 2007 from $24.1 million in the second quarter of 2006. As a percentage of net sales, current quarter SG&A expenses increased to 53.1% from 49.0% in the similar period last year. The increase in percentage rate is the result of our decline in sales.

     For the year-to-date period ended August 4, 2007, SG&A decreased to $47.7 million, down $2.0 million or 4.0%, from $49.7 million in the six months ended July 29, 2006. As a percentage of net sales, 2007 year-to-date SG&A increased to 47.1% as compared to 40.1% last year. Again, this increase in percentage rate is the result of our lower sales.
     The $0.9 million decrease in second quarter SG&A was primarily due to: (1) a $1.0 million decrease in administrative costs—primarily a $0.5 million reduction in payroll costs and $0.5 million in lower spending on medical/dental insurance and workers compensation, (2) a net $0.2 million decrease in store-related expenses due to lower sales volume and reduced store count, as we operated on average nine fewer stores in the current quarter as compared to the similar period last year, reduced payroll costs, as our overall payroll hours were lower year-over-year—consistent with our decreased sales levels, decreased shrink expense and a reduction in other store administrative costs, somewhat offset by lower layaway and other service fees, and (3) a $0.1 million decrease in spending related to administration of our e-commerce site due to lower on-line sales volume in the current quarter compared to the second quarter last year. The decrease in store and administrative spending was only somewhat offset by a $0.4 million increase in promotional spending related to the aggressive promotional activity in the second quarter of 2007.
     Year to date, the $2.0 million decrease in SG&A was primarily due to: (1) a $1.4 million decrease in store-related expenses due to lower sales volume and reduced store count (as we operated on average seven fewer stores in the six months ended August 4, 2007, as compared to the similar period last year), reduced payroll hours in line with our lower sales levels, decreased shrink expense, lower credit card fees and lower administrative costs all somewhat offset by lower layaway and other service fees, (2) a $1.1 million decrease in administrative costs—primarily a net $0.8 million reduction in payroll costs, and a $0.3 million decrease in year-to-date charges related to stock-based compensation, and (3) a $0.3 million decrease in spending related to administration of our e-commerce site due to lower on-line sales volume in the comparable year-to-date periods. These decreases were somewhat offset by a $0.7 million increase in promotional spending related to the aggressive promotional activity in the first half of 2007, as well as direct mail and e-mail promotions. In addition, spending related to our wholesale operations increased $0.1 million over last year.
     Depreciation and Amortization. Depreciation and amortization decreased to $2.9 million in the three months ended August 4, 2007, from $3.1 million in the comparable period last year. As a percentage of net sales, depreciation and amortization increased to 6.6% in the second quarter of 2007 from 6.3% in the comparable period last year due to our lower sales volume. The decrease of $0.2 million was primarily due to prior year period depreciation on assets that are now fully depreciated—primarily store cash register hardware and software. In addition, we had on average nine fewer stores open in the second quarter of 2007 compared to the same period last year.
     For the six months ended August 4, 2007, depreciation and amortization decreased $0.6 million to $5.7 million from $6.3 million in the comparable period last year. Depreciation and amortization as a percentage of net sales increased to 5.7% in the current period compared to 5.0% in the similar six-month period last year. The $0.6 million decrease was, again, primarily the result of prior year period depreciation on assets that are now fully depreciated and our lower store count, as we had on average seven fewer stores open in the year-to-date period of 2007 compared to the same period in 2006.
     Operating Loss. As a result of the above, our operating loss for the second quarter of 2007 was $28.4 million as compared to $25.3 million for the comparable period last year, or 65.3% of second quarter net sales in 2007 as compared to 51.5% of net sales in the comparable period of 2006. This $3.1 million increase in operating loss was due to: (1) $4.3 million in lower gross margin dollars as compared to the prior year period partially offset by, (2) a $0.9 million decrease in SG&A spending in 2007 compared to 2006, and (3) $0.2 million in decreased depreciation and amortization expense.
     For the year-to-date period ended August 4, 2007, operating loss was $49.4 million as compared to $34.3 million a year ago, or 48.8% of six-month net sales in 2007 as compared to 27.7% of net sales in the comparable period of 2006. The $15.0 million decline in operating performance was due to: (1) a $17.6 million decrease in gross margin somewhat offset by, (2) a $2.0 million decrease in SG&A spending in the current year-to-date period as compared to last year, and (3) a $0.6 million decrease in depreciation and amortization.
     Interest Expense, Net. Net interest expense of $0.3 million in the second quarter of 2007 was relatively flat compared to the similar period last year. Interest expense decreased $0.4 million in the current quarter as compared to the second quarter of 2006 due to the fact that we repaid our $20.0 million Term B promissory note on June 15, 2007 with the proceeds of the Preferred Stock and Warrant financing discussed above. The lower interest expense was offset by a $0.4 million decrease in interest income in the second quarter of 2007 as we maintained lower average cash balances during the second quarter as compared to last year.
     For the six months ended August 4, 2007, net interest expense of $0.8 million was $0.2 million higher than last year’s $0.6 million. This decrease was primarily due to a $0.7 million decrease in interest income year-over-year as we maintained lower average cash balances during the first half of 2007 as compared to the similar period last year. This was mostly offset by decreased interest expense for the comparable six-month periods, again primarily due to repayment of our $20.0 million Term B promissory note in the second quarter of 2007.
     Income Tax Provision (Benefit). In the second quarter of 2007, we recorded an income tax provision of $0.6 million primarily for estimated federal alternative minimum tax related to an increase in our LIFO inventory deferred tax liability. This compares to a net income tax benefit of $1.1 million recorded in the second quarter of 2006. The 2006 benefit related to a partial reduction of the income tax provision we recorded in the fourth quarter of 2005. Due to our July tax year end, we recorded a provision in the fourth quarter of 2005 for income taxes due based on estimated taxable income for the first half of the tax year. As a result of the net loss incurred in the first half of 2006, the taxable income estimate and related income taxes due were reduced. Subsequent to our July 2006 tax year end, we elected to conform our tax year end to our fiscal year end as of February 3, 2007. Therefore, fluctuations created by different book and tax year ends will be eliminated going forward.
     The year-to-date net provision of $0.5 million includes the $0.6 million provision recorded in the second quarter related to our increased deferred tax liability, somewhat offset by an income tax benefit of $0.1 million recorded in the first quarter of 2007 relating to a slight reduction in certain state income tax reserves. This compares to a net benefit of $3.9 million recorded in the similar period last year related to a partial reduction of the income tax provision we recorded in the fourth quarter of 2005 due to our July tax year end.
     Due to cumulative losses sustained over the past five fiscal years and in the current year-to-date period ended August 4, 2007, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets, including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2006 Annual Report on Form 10-K.
     Net Loss. Net loss for the three months ended August 4, 2007 was $29.4 million compared to a net loss of $24.5 million in the comparable period last year, or a loss of $1.17 and $0.63 per basic and diluted common share, respectively. Our year-to-date net loss was $50.6 million compared to a net loss of $31.0 million in the similar period last year, or a loss of $1.72 and $0.79 per basic and diluted common share, respectively.
     Net Loss Available to Common Shareholders. The net loss per common share figures listed above for 2007 reflect adjustments required to be made to our net loss in order to measure net loss available to common shareholders. These adjustments related to our June 2007 Preferred Stock and Warrant financing and include: (1) a $0.9 million accrued paid-in-kind dividend payable related to the preferred stock issued on June 15, 2007, (2) a $14.9 million beneficial conversion feature associated with the preferred stock, and (3) a $1.0 million deemed dividend to certain warrant holders related to anti-dilution provisions of the applicable warrants. See Note 4, “Preferred Stock and Warrant Financing”, to our consolidated financial statements. There are no comparable adjustments reflected in the prior year per common share figures.
     Excluding the effect of these Preferred Stock and Warrant financing adjustments, basic and diluted loss per common share were $0.75 and $1.29 for the second quarter and year-to-date periods ended August 4, 2007, respectively, as compared to a loss of $0.63 and $0.79 per basic and diluted common share for the comparable three and six-month periods last year. These calculations of loss per common share are not calculated in accordance with GAAP. We believe that the non-GAAP loss per share figures provide a useful analysis of our operating performance and aid in comparing our results period to period. The following is a reconciliation of these non-GAAP financial measures to the GAAP figures for the periods ended August 4, 2007 (in thousands, except per share amounts):

	For the three months ended		For the year-to-date period ended
	August 4, 2007		August 4, 2007
	Net Loss Available To	Loss Per Basic	Net Loss Available To	Loss Per Basic
	Common Shareholders	And Diluted Share	Common Shareholders	And Diluted Share
As reported	$(46,134)	$(1.17)	$(67,399)	$(1.72)
Adjustment (1)	16,758	0.42	16,758	0.43

Adjusted	$(29,376)	$(0.75)	$(50,641)	$(1.29)

Weighted average shares outstanding — basic and diluted		39,268		39,240

     (1) Includes $0.9 million related to the 2007 second quarter preferred stock paid-in-kind dividend payable, $14.9 million related to the preferred stock beneficial conversion feature and $1.0 million related to the anti-dilution deemed dividend on the 2004 warrants.
Liquidity and capital resources
     Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems, and increasing efficiency for our distribution centers. In addition, implementation of our key initiatives relating to our new multi-format model and increasing recognition and acceptance of the Wilsons Leather brand require significant resources including capital dollars. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.
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
     On June 1, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) that provided for the sale of shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase common stock (the “Warrants”) for a total purchase price of $45.0 million to four institutional investors. This Purchase Agreement closed on June 15, 2007. The Preferred Stock and the Warrants are discussed in greater detail below.
     General Electric Capital Corporation (“GECC”) has provided us with a senior credit facility, as amended, that provides for borrowings of up to $115.0 million in aggregate principal amount, including a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of our senior credit facility as amended is limited to:
•	100% of the book value of credit card receivables;

•	plus the lesser of $10 million or 100% of the book value of eligible wholesale accounts receivable;

•	plus 102.5% of the then applicable discount rate applied in appraising eligible retail inventories times the appraised eligible retail inventories, plus 102.5% of such discount rate times our future retail inventories subject to trade letters of credit;

•	plus the lesser of $10 million, or 60% of the book value of our wholesale inventory, including in-transit inventory but minus the book value of in-transit inventory in excess of $5 million;

•	plus 60% of the book value of our future wholesale inventories related to trade letters of credit;

•	plus 85% of the then applicable discount rate applied in appraising value of eligible equipment times the appraised eligible equipment; and

•	minus a reserve equal to 10% of the lesser of $115.0 million and the maximum amount calculated under the formula described above.
     As of August 4, 2007, we had no borrowings under the revolving portion of the senior credit facility and we had $4.4 million in outstanding letters of credit.
     Interest is currently payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability. In addition, GECC has the right to appraise our inventory up to four times per year to determine the value of our eligible inventory as if sold in an orderly liquidation, which is then used to establish borrowing limits under our senior credit facility.
     We pay monthly fees of 0.25% per annum on the unused portion of the senior credit facility, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. The senior credit facility expiration is June 30, 2010, at which time all borrowings become due and payable. Prepayment of the revolving credit portion of the senior credit facility is subject to prepayment fees under most circumstances. Any such prepayment would be subject to a 0.37% prepayment fee if prepayment is made on or prior to June 30, 2008, and 0.185% prepayment fee if prepayment is made after June 30, 2008 but on or prior to December 31, 2008. After December 31, 2008, the revolving credit portion of the senior credit facility is prepayable without penalty.
     Prior to the most recent amendment dated June 15, 2007, the senior credit facility provided for borrowings of up to $135.0 million in aggregate principal amount that included a $20.0 million Term B promissory note. The Term B promissory note was collateralized by our equipment and was due and payable upon the expiration of the senior credit facility on June 30, 2010. Interest was payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. We repaid the $20.0 million balance on June 15, 2007, without a prepayment fee per the consent of the senior lenders, with proceeds from our Preferred Stock equity financing discussed below.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. The June 15, 2007 amendment specifically allowed for the Preferred Stock equity financing discussed below. At August 4, 2007, we were in compliance with all covenants related to the senior credit facility.
     We plan to use the senior credit facility for our immediate and future working capital needs. We are dependent on the senior credit facility to fund working capital and letter of credit needs. As mentioned above, on June 1, 2007, we entered into a Purchase Agreement that provided for the sale of 45,000 shares of Preferred Stock and Warrants to purchase 15 million shares of our common stock for a total purchase price of $45.0 million to four institutional investors. The Purchase Agreement required that we shall have filed the Certificate of Designations for the Series A Convertible Preferred Shares (the “Certificate of Designations”) to establish this new class of shares. This new class of securities was established and the Preferred Stock and Warrant financing closed on June 15, 2007. We used the proceeds from this transaction to repay the $20.0 million Term B promissory note, for general working capital purposes, as well as to pay fees related to the transaction.
     The Preferred Stock is initially convertible into shares of common stock at a conversion price of $1.50 per share, or 30 million total shares of common stock. Going forward, the number of shares of common stock issuable upon conversion of the Preferred Stock at any time is equal to the stated value of each share of Preferred Stock ($1,000) divided by the conversion price then in effect. The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of Preferred Stock. The Preferred Stock also requires us to redeem shares of the Preferred Stock upon certain defined defaults and bankruptcy events. In addition, we have the option to redeem the Preferred Stock beginning on June 1, 2010 if our common stock is trading above a specified price and we have an effective registration statement for the resale of the common stock issuable upon conversion of the Preferred Stock.
     The Warrants to purchase an aggregate of 15 million shares of our common stock are exercisable at a price of $2.00 per share and are exercisable for five years from the date of issuance, June 15, 2007.
     The Preferred Stock and the Warrants are subject to certain anti-dilution adjustments as defined in the Certificate of Designations and the form of Warrant. These anti-dilution adjustments relate to certain events including consolidations, mergers, stock dividends, stock splits, reclassifications or other changes in the corporate structure of our Company. The Preferred Stock and the Warrants also provide for anti-dilution adjustments if we issue stock below either the market price or the applicable conversion price or exercise price. The holders of the Preferred Stock and the Warrants have certain demand and incidental registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants.
     In connection with the issuance of the Preferred Stock and the Warrants, the number of shares of common stock and exercise price per share of common stock of the warrants issued by us in April and July of 2004 have been adjusted pursuant to the anti-dilution provisions of those warrants. The exercise price per share was reduced from $3.00 to $2.39 and the aggregate number of shares of common stock issuable upon exercise of such warrants increased by approximately 1.0 million shares to approximately 5.0 million shares.
     Pursuant to the terms of the Purchase Agreement, we paid a transaction fee to the lead investor equal to 1.0% of its purchase price and reimbursed the investors $0.5 million for their expenses incurred in connection with the transaction. With the issuance of the Preferred Stock and the Warrants through the Purchase Agreement, the holdings of existing shareholders were diluted.
     We believe that the borrowing capacity under our senior credit facility, together with the proceeds from the Preferred Stock and Warrant financing, cash on hand, current and anticipated cash flow from our operations, and cost reductions associated with our lower store count will be adequate to meet our working capital and capital expenditure requirements through 2007 and into 2008. However, if our comparable store sales do not increase, or we begin executing on our strategic initiatives to grow our business, including the expansion of our accessories business, we expect that we may need additional financing in 2008 in order to fund our working capital and capital expenditure requirements as well as our strategic initiatives to grow our business, including the expansion of our accessories business. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to implement our key initiatives to grow our business. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.
Cash flow analysis
     Operating Activities. Operating activities for the six months ended August 4, 2007 utilized cash of $29.2 million compared to utilizing cash of $7.3 million in the corresponding period of 2006.
     For the first six months of 2007, the $29.2 million of cash used in operating activities included: (1) the year-to-date net loss of $50.6 million, and (2) a $0.8 million increase in prepaid expenses and other current assets—primarily prepaid insurance premiums and income taxes receivable, (3) a $0.3 million increase in net accounts receivable, and (4) a $0.1 million decrease in income taxes payable and other liabilities.
     These uses of cash were somewhat offset by the following sources of cash: (1) a $10.7 million decrease in inventory, as we currently have 21.1% less inventory in our stores than at 2006 year end due to the seasonality of our outerwear business, our liquidation of non-go-forward and carryover styles from prior years to make room for receipt of the designer label outerwear we will be carrying in our mall stores beginning in the third quarter of 2007, as well as our continued efforts to maintain lower levels of inventory in our stores, (2) $6.0 million in non-cash adjustments for depreciation and amortization, (3) a $4.6 million increase in accounts payable and accrued expenses primarily due to the timing of inventory receipts and related payments, (4) $0.8 million in non-cash charges related to stock-based compensation costs, and (5) a $0.6 million increase in deferred income taxes.
     For the first six months of 2006, the $7.3 million of cash used in operating activities included: (1) the year-to-date net loss of $31.0 million, (2) a $1.5 million increase in prepaid expenses primarily related to prepaid rents and marketing costs, (3) a $4.2 million decrease in income taxes payable and other liabilities primarily related to the income tax benefit recorded year-to-date, and (4) a $0.3 million decrease in accounts payable and accrued expenses.
     These were somewhat offset by the following sources of cash: (1) a $21.5 million decrease in inventories as we aggressively managed our inventory levels, including the reduction of receipts in the first six months of 2006 and the liquidation of non-go-forward and overstocked inventory pursuant to our strategic initiative related to reengineering our mall stores, including transitioning our product mix, (2) $6.6 million in non-cash adjustments for depreciation and amortization, (3) $1.2 million in non-cash charges related to stock-based compensation costs, and (4) a $0.5 million volume driven decrease in net accounts receivable.
     Investing Activities. Investing activities for the three months ended August 4, 2007 totaled $3.6 million including $2.6 million in capital expenditures primarily related to the renovation and improvement of existing stores and leasehold improvements for new mall and outlet stores and $1.0 million for certain information systems projects, primarily new point-of-sale software.
     Year-to-date investing activities for 2006 totaled $5.0 million comprised primarily of $3.6 million in capital expenditures related to the renovation and improvement of existing stores as well as $1.4 million for certain information systems projects, distribution center equipment and other home office projects.
     Financing Activities. Financing activities for the first six months of 2007 were $21.3 million primarily related to the June 2007 Preferred Stock and Warrant financing, which included the issuance of 45,000 shares of preferred stock and warrants to purchase 15 million shares of common stock, for net proceeds of $36.0 million and $5.3 million, respectively. In addition, we repaid the $20.0 million balance of our Term B promissory note with the equity financing proceeds. Issuances of common stock from our employee stock purchase plan and non-employee directors’ stock retainer totaling $0.1 million were offset by $0.1 million in costs incurred related to amending our senior credit facility.
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
Contractual obligations and commercial commitments
     We had $4.4 million of standby and documentary letters of credit outstanding at August 4, 2007. These commitments are further discussed in the “Liquidity and capital resources” section of this Form 10-Q. In addition, we have licensing obligations and store operating leases that we have committed to in the ordinary course of business.

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
Recently issued accounting pronouncements
     In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”) which is an amendment to FIN 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted FIN 48 and FIN 48-1 in the first quarter of fiscal 2007 resulting in an insignificant change of our tax reserves.
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
Forward-looking statements
     Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements and include statements related to, among other things, future comparable store sales results, business strategies, changes to merchandise mix and future sales results. Factors that could cause actual results to differ include: risks associated with strengthening our existing store base and brand strategy development; continued declines in comparable store sales; our ability to expand the accessories business and acquire a suitable accessories brand; the potential need for funding in addition to our cash flow from operations and existing credit facilities; dependence on our key supplier to implement our designer label outerwear merchandise strategy; changes in customer shopping patterns; risks associated with the development of our wholesale business; the potential for additional impairment losses if our operating performance does not improve; competition in our markets; uncertainty in general economic conditions; unseasonably warm weather; our inability to effectively respond to changes in fashion trends and consumer demands; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of our business; our inability to renew existing license agreements and/or enter into new licensing agreements; the public sale into the market of common stock issued pursuant to options granted under our employee benefit plans or shares issued in our 2004 equity financing or issuable upon exercise of warrants delivered in connection with our 2004 equity financing, as well as shares issuable upon conversion and exercise of the preferred stock and warrants issued in our 2007 equity financing; risks associated with estimates made by management based on our critical accounting policies; changes to financial accounting standards that may affect our results of operations; loss of key members of our senior management team; concentration of our common stock; volatility of the market price of our common stock; reliance on third parties for upgrading and maintaining our management information systems; war, acts of terrorism or the threat of either; and interruption in the operation of our corporate offices and distribution centers. For a further description of our risk factors, please see “Risk Factors” as detailed in Part I, Item 1A. that begins on page 11 of our 2006 Annual Report on Form 10-K and the changes to our risk factors detailed below in Part II, Item 1A. “Risk Factors”.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. As of August 4, 2007, we had no borrowings under the revolving portion of the credit facility and $4.4 million in outstanding letters of credit.
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
     Our comparable store sales decreased by 17.2% in 2006, including a 21.6% decrease in the fourth quarter. Our comparable store sales decreased 11.9% in the three months ended August 4, 2007 and 17.2% in the year-to-date period ended August 4, 2007. In 2005, our comparable store sales decreased by 2.9%, with a 10.0% decrease in the fourth quarter. Comparable store sales declined 6.8% and 7.0% in 2003 and 2002, respectively. Comparable store sales for 2004 increased nominally by 0.6%. Our comparable store sales are affected by a variety of factors, including:
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
     Our decreases in comparable store sales have caused our inventory to be appraised at a lower value, which caused us to project availability limitations under our senior credit facility in the third quarter of 2007 and necessitated our entry into the June 15, 2007 Preferred Stock and Warrant financing described in this report. A continued inability to generate comparable store sales increases in the future would erode operating margins if we were unable to implement additional cost reductions and could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to expand our accessories business or acquire a suitable accessories brand.
     In June 2007, we completed a $45.0 million Preferred Stock and Warrant financing. In addition to the influx of capital, this private placement brought us a large new investor, Goldner Hawn Private Equity, to assist in setting our long-term strategic direction. We expect that our future business strategy will build on our previously established initiative of expanding our accessories business. Analysis of our strategic alternatives related to our accessories business includes acquisition of a small, established brand or the acquisition, joint venture or licensing agreement surrounding a larger, more well known brand. We believe that expansion of our accessories business will attract new customers and improve comparable store sales. However, this strategy is in the early stages of development. There can be no assurance that we will be able to expand our accessories business through either greater acceptance of our Wilsons Leather brand or acquisition of a suitable accessories brand. If we are not able to execute this strategy and attract additional customers, our comparable store sales, operating margins and cash flow will be adversely affected, which would likely have a material adverse effect on our business, financial condition and results of operations.
We may need funding in addition to our cash flow from operations and existing credit facilities.
     We believe that the borrowing capacity under our senior credit facility, together with the proceeds from the June 15, 2007 Preferred Stock and Warrant financing, cash on hand, current and anticipated cash flow from our operations, and cost reductions associated with our lower store count will be adequate to meet our working capital and capital expenditure requirements through 2007 and into 2008. However, if our comparable store sales do not increase, or we begin executing on our strategic initiatives to grow our business, including the expansion of our accessories business, we expect that we may need additional financing in 2008 in order to fund our working capital and capital expenditure requirements as well as our strategic initiatives to grow our business, including the expansion of our accessories business. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to implement our key initiatives to grow our business. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.

The public sale of our common stock issued pursuant to our employee benefit plans or the sale into the market of the shares issued in our equity financing in April 2004 or issuable upon exercise of the warrants delivered in connection with our April 2004 equity financing, as well as shares issuable upon conversion of the Preferred Stock and exercise of the Warrants issued in connection with the financing described in this report, could decrease the price of our common stock or make it more difficult to obtain additional financing in the future.
     As of August 4, 2007, 1,509,433 shares were subject to issuance upon the exercise of vested stock options previously granted by us, all of which would be freely tradable if issued, subject to compliance with Rule 144 in the case of our affiliates. In addition, 1,829,402 shares of our common stock have been reserved for issuance pursuant to our employee benefit plans. In connection with the April 2004 equity financing which was completed on July 2, 2004, we issued 17,948,718 shares of our common stock and warrants to purchase four million shares of our common stock, subject to certain adjustments, to three institutional investors. With the June 15, 2007 Preferred Stock and Warrant financing described in this report, we issued shares of Preferred Stock that are initially convertible into 30 million shares of common stock and warrants to purchase 15 million shares of common stock, which Preferred Stock and Warrants are subject to certain anti-dilution adjustments. In addition, in connection with such financing, the number of shares of common stock issuable upon exercise of the warrants issued in the April 2004 equity financing increased by approximately one million shares. The market price of our common stock could decline as a result of market sales of such shares of common stock or the perception that such sales will occur. Such sales or the perception that such sales might occur also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first six months of 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our annual meeting held on June 7, 2007, the shareholders approved the following:
(a)	The election of two directors for a three-year term. Each nominated director was elected as follows:

Director-Nominee	Votes For	Votes Withheld
David L. Rogers	37,918,784	254,651
R. Ted Weschler	37,746,522	426,913
(b)	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending February 2, 2008.
     The proposal received 38,158,630 votes for and 10,801 votes against. There were 4,004 abstentions and no broker non-votes.
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

Stacy A. Kruse
Chief Financial Officer and Treasurer
Date: September 13, 2007

INDEX TO EXHIBITS

Exhibit
No	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

3.3	Certificate of Designations for Series A Convertible Preferred Stock dated June 15, 2007. (3)	Incorporated by Reference

4.1	Specimen of common stock certificate. (4)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (5)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (6)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (7)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (8)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (9)	Incorporated by Reference

4.7	Registration Rights Agreement dated as of June 15, 2007 by and among Wilsons The Leather Experts Inc., Marathon Fund Limited Partnership V, Peninsula Investment Partners, L.P., Quaker Capital Partners I, L.P., and Quaker Capital Partners II, L.P. (10)	Incorporated by Reference

4.8	Form of Warrant issued to Marathon Fund Limited Partnership V, Peninsula Investment Partners, L.P., Quaker Capital Partners I, L.P., and Quaker Capital Partners II, L.P. on June 15, 2007. (11)	Incorporated by Reference

10.1	Securities Purchase Agreement dated as of June 1, 2007 among Wilsons The Leather Experts Inc. and the Purchasers set forth on Schedule 1 thereto, including the Exhibits thereto. (12)	Incorporated by Reference

10.2	Support Agreement, dated as of June 1, 2007, by and among Wilsons The Leather Experts Inc., Marathon Fund Limited Partnership V, Peninsula Investment Partners, L.P., Quaker Capital Partners I, L.P., and Quaker Capital Partners II, L.P. (13)	Incorporated by Reference

10.3	Second Amendment to Fifth Amended and Restated Credit Agreement dated as of June 15, 2007, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and Agent, the Credit Parties signatory thereto and the Lenders signatory thereto. (14)	Incorporated by Reference

10.4	Reaffirmation of Guaranty dated as of June 15, 2007 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent. (15)	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

4.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

5.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

6.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

7.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

9.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

10.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

11.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

12.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on June 5, 2007.

13.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

14.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

15.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.