Form 10-Q
period 2007-11-03
WILSONS THE LEATHER EXPERTS INC
filed 2007-12-13
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
Yes ☐   No ☑
As of November 30, 2007, there were 39,314,901 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	November 3,	February 3,
	2007	2007(1)
ASSETS
Current assets:
Cash and cash equivalents	$–	$19,909
Accounts receivable, net	3,758	3,132
Inventories	88,525	74,897
Prepaid expenses	7,214	7,267
Income taxes receivable	220	–

Total current assets	99,717	105,205
Property and equipment, net	35,562	38,890
Other assets, net	959	1,250

TOTAL ASSETS	$136,238	$145,345

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,826	$14,337
Revolving credit facility	19,145	–
Checks written in excess of cash balance	4,795	–
Accrued expenses	11,190	14,534
Income taxes payable	–	921
Deferred income taxes	775	220

Total current liabilities	66,731	30,012
Long-term debt	–	20,000
Income taxes payable	1,479	–
Other long-term liabilities	15,969	16,832

Total liabilities	84,179	66,844

Commitments and contingencies

Preferred stock, $.01 par value; 200,000 shares authorized; 45,000 and no shares issued and outstanding on November 3, 2007 and February 3, 2007, respectively	38,365	–

Shareholders’ equity:
Common stock, $.01 par value; 150,000,000 shares authorized; 39,314,901 and 39,204,299 shares issued and outstanding on November 3, 2007 and February 3, 2007, respectively	393	392
Additional paid-in capital	140,795	136,441
Accumulated deficit	(127,496)	(58,334)
Accumulated other comprehensive income	2	2

Total shareholders’ equity	13,694	78,501

TOTAL LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$136,238	$145,345

The accompanying notes are an integral part of these consolidated financial statements.
(1) Derived from audited consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	November 3,	October 28,
	2007	2006

NET SALES	$57,833	$64,457
Cost of goods sold, buying and occupancy costs	50,157	49,036

GROSS MARGIN	7,676	15,421

Selling, general and administrative expenses	23,309	26,554
Depreciation and amortization	2,636	2,999

OPERATING LOSS	(18,269)	(14,132)
Interest expense, net	234	579

LOSS BEFORE INCOME TAXES	(18,503)	(14,711)
Income tax provision (benefit)	18	(654)

NET LOSS	(18,521)	(14,057)

Less: Preferred stock paid-in-kind dividends	(1,662)	–

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(20,183)	$(14,057)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.51)	$(0.36)

Weighted average shares outstanding – basic and diluted	39,306	39,173

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the year-to-date period ended
	November 3,	October 28,
	2007	2006

NET SALES	$159,014	$188,295
Cost of goods sold, buying and occupancy costs	147,311	151,266

GROSS MARGIN	11,703	37,029

Selling, general and administrative expenses	70,977	76,226
Depreciation and amortization	8,346	9,280

OPERATING LOSS	(67,620)	(48,477)
Interest expense, net	1,003	1,143

LOSS BEFORE INCOME TAXES	(68,623)	(49,620)
Income tax provision (benefit)	539	(4,561)

NET LOSS	(69,162)	(45,059)

Less: Preferred stock paid-in-kind dividends	(2,576)	–
Beneficial conversion feature on preferred stock	(14,877)	–
Deemed dividend to warrant holders	(967)	–

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(87,582)	$(45,059)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(2.23)	$(1.15)

Weighted average shares outstanding – basic and diluted	39,262	39,141

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the year-to-date period ended
	November 3,	October 28,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(69,162)	$(45,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,346	9,280
Amortization of deferred financing costs	425	471
Gain on disposal of assets	(12)	(16)
Stock-based compensation expense	1,253	1,737
Deferred income taxes	555	(33)
Changes in operating assets and liabilities:	–	–
Accounts receivable, net	(626)	(177)
Inventories	(13,628)	359
Prepaid expenses and other current assets	(167)	(586)
Accounts payable and accrued expenses	12,580	14,355
Income taxes payable and other liabilities	(305)	(4,928)

Net cash used in operating activities	(60,741)	(24,597)

INVESTING ACTIVITIES:
Additions to property and equipment	(4,462)	(8,725)
Proceeds from the disposition of property and equipment	20	80

Net cash used in investing activities	(4,442)	(8,645)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	153	285
Net proceeds from issuance of preferred stock	36,049	–
Net proceeds from issuance of common stock warrants	5,266	–
Debt issuance costs	(134)	–
Repayments of long-term debt	(20,000)	–
Borrowings under revolving credit facility	19,145	–
Checks written in excess of cash balance	4,795	–

Net cash provided by financing activities	45,274	285

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,909)	(32,957)
CASH AND CASH EQUIVALENTS, beginning of period	19,909	45,552

CASH AND CASH EQUIVALENTS, end of period	$–	$12,595

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 Summary of significant accounting policies
     Nature of organization
     Wilsons The Leather Experts Inc. (“Wilsons Leather” or “the Company”), a Minnesota corporation, is the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. At November 3, 2007, Wilsons Leather operated 412 stores located in 45 states, including 280 mall stores, 118 outlet stores and 14 airport locations. The Company historically supplemented its permanent stores with temporary seasonal stores during its peak selling season from October through January. Operation of the Company’s temporary seasonal stores was suspended in 2006 and for the foreseeable future.
     Basis of presentation
     The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At November 3, 2007, Wilsons Leather operated in one reportable segment: selling outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.
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

     Cash and cash equivalents
     Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market funds. Interest income of $43,000 and $0.3 million in the third quarters of fiscal years 2007 and 2006, respectively, and $0.5 million and $1.4 million in the comparable year-to-date periods, is included in interest expense, net in the accompanying statements of operations.
     Inventories
     The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of November 3, 2007 and February 3, 2007, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or types of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.
     Permanent markdowns designated for clearance activity are recorded at the point of decision, when the value of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and style trends. The corresponding reduction to gross margin is also recorded in the period that the decision is made.
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
     Property and equipment
     The Company’s property and equipment consist principally of store leasehold improvements and store fixtures and are included in the “Property and equipment, net” line item in the consolidated balance sheets included in this report. Leasehold improvements include the cost of improvements funded by landlord incentives. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life. The typical initial lease term for the Company’s stores is 10 years and the estimated useful lives of the assets range from three to 10 years. Capital additions required for lease extensions subsequent to the initial lease term are amortized over the term of the lease extension. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. Property and equipment retired or disposed of are removed from cost and related accumulated depreciation accounts. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts for the items renewed or replaced.
     Store closing and impairment of long-lived assets
     The Company continually reviews its stores’ operating performance and assesses plans for store closures. The Company evaluates potential impairment for store assets using a geographic based market level approach. Losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. When a change in circumstances indicates the carrying value of the assets within a given market may not be recoverable, the Company evaluates the carrying value of the store assets in relation to their expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the assets to write the total asset cost down to its estimated fair value. Fair value is determined by estimating future cash flows. These impairment charges are recorded as a component of selling, general and administrative expenses when incurred. The Company did not record any such impairment losses in the first nine months of 2007 or 2006.

     When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At November 3, 2007 and February 3, 2007, the Company had no amounts accrued for store lease terminations.
     Operating leases
     The Company has approximately 413 noncancelable operating leases, primarily for retail stores, which expire at various times through 2018. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. The Company expenses all rental costs incurred during the build-out or pre-opening period of construction, renovation, fixturing, and merchandise placement. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease.
     Revenue recognition
     The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. The Company has historically recognized layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment were recorded as customer deposits and included in accrued expenses in the Company’s balance sheet. In December 2006, the Company’s layaway program was discontinued and all layaway sales had been recognized by 2006 year end. Revenue for gift card sales and store credits is recognized at redemption. Wilsons Leather gift cards do not have expiration dates and the Company does not currently recognize gift card breakage for unused or unredeemed gift cards. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded for shipments in-transit at period end, as product is shipped to these customers Free on Board destination. Revenue on sales to wholesale customers is recognized upon the transfer of title and risk of ownership to such customers, which is generally upon shipment, as our standard terms are Free on Board origin. Wholesale revenue is recorded net of trade-term discounts and estimated returns and allowances. Generally, there are no return rights other than those for merchandise that is defective or in breach of any express warranties. Wholesale revenues may be recognized post shipment if the contractual shipping or right-of-return terms differ from the Company’s standard terms.
     Stock-based compensation
     On January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of compensation expense in an amount equal to the fair market value of share-based payments granted to employees and non-employee directors. These share-based payments include employee stock options, employee stock purchases related to the Company’s employee stock purchase plan and other stock-based awards (“stock-based compensation”). See Note 1 to the Company’s consolidated financial statements for the fiscal year ended February 3, 2007, “Summary of significant accounting policies—Stock-based compensation,” for a complete discussion of the Company’s implementation of SFAS No. 123R.
     The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of each stock-based award. The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the grant date fair value of awards granted:

	For the three months ended		For the year-to-date period ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Expected term (in years)	3.8	4.0	3.9	4.1
Expected volatility	63.5%	68.2%	63.9%	69.7%
Risk-free interest rate	4.5%	4.8%	4.6%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of options granted	$0.69	$1.47	$0.78	$2.02

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
     Stock-based compensation expense recognized under SFAS No. 123R for the three months ended November 3, 2007 and October 28, 2006, totaled $0.4 million and $0.6 million, respectively, and $1.3 million and $1.7 million for the comparable year-to-date periods, before income taxes primarily for expenses related to employee stock options. All of the Company’s stock-based compensation is recognized as part of selling, general and administrative expenses.
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
     Significant judgment is required in determining the Company’s provision/benefit for income taxes. In the ordinary course of business, the final tax outcome is uncertain for many transactions. Changes in estimates may create volatility in the Company’s effective tax rate in future periods due to settlements with various tax authorities, expiration of the statute of limitations on certain tax positions and the availability of new information regarding certain tax positions that may cause changes to management’s estimates. An uncertain income tax position is recognized in the Company’s consolidated financial statements if it is more likely than not to be sustained. The tax provisions are analyzed quarterly and applicable adjustments are made as events occur that warrant adjustments to those provisions.
     Sales taxes
     The Company’s sales are recorded net of applicable sales taxes.
     Income (loss) per share
     Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Net income (loss) available to common shareholders is computed by subtracting the accrued paid-in-kind preferred stock dividend, the beneficial conversion feature on the Preferred Stock and the deemed dividend to warrant holders from the reported net income (loss). Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders as adjusted for impacts related to dilutive shares by the sum of the weighted average number of common shares outstanding plus all potentially dilutive shares. Potentially dilutive shares include common stock options and warrants calculated using the treasury stock method and convertible preferred stock calculated using the “as-if converted” method. Pursuant to the treasury method, in periods of net loss, potentially dilutive common shares related to stock options, warrants and conversion of the Company’s preferred stock have been excluded from the calculation of weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. The following table reconciles the number of shares utilized in the net income (loss) per share calculations (in thousands):

	For the three months ended		For the year-to-date period ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Weighted average common shares outstanding - basic	39,306	39,173	39,262	39,141
Effect of dilutive securities:
Stock options	–	–	–	–
Warrants	–	–	–	–
Preferred stock	–	–	–	–

Weighted average common shares outstanding - diluted	39,306	39,173	39,262	39,141

     Potentially dilutive shares, which were excluded from the computation of net income (loss) per share because their inclusion would have been anti-dilutive, are as follows (in thousands):

	For the three months ended		For the year-to-date period ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Stock options	–	2	–	13
Warrants	–	–	–	482
Preferred stock (1)	30,000	–	15,604	–

Total potentially dilutive shares	30,000	2	15,604	495

     (1) Weighted average shares of preferred stock using an “as-if converted” method.
     New accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), which is an amendment to FIN 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FIN 48 and FIN 48-1 in the first quarter of fiscal 2007 resulting in an insignificant change of its tax reserves.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. In November 2007, the FASB deferred for one year fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
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
2 Other comprehensive income
     The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the consolidated balance sheets. Other comprehensive income consists of foreign currency translation adjustments. For the three-month and year-to-date periods ending November 3, 2007 and October 28, 2006, the amounts were not significant.
3 Long-term debt
     Long-term debt at November 3, 2007 and February 3, 2007 consisted of the following (in thousands):

	November 3,	February 3,
	2007	2007
Term B promissory note	$–	$20,000
Senior credit facility	19,145	–
Checks written in excess of cash balances	4,795	–

Total debt	23,940	20,000
Less: current portion	(23,940)	–

Total long-term debt	$–	$20,000

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
     The senior credit facility is collateralized by the Company’s inventory, equipment, credit card and wholesale receivables, and substantially all other personal property. GECC has the right to appraise the Company’s inventory up to four times per year to determine the value of the Company’s eligible inventory as if sold in an orderly liquidation, which is then used to establish borrowing limits under the senior credit facility. During 2006, through December 28, 2006, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). As of December 29, 2006, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability. The Company pays monthly fees of 0.25% per annum on the unused portion of the senior credit facility, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. Any reduction of the revolving credit borrowing capacity of the senior credit facility is subject to prepayment fees under most circumstances. Any such reduction would be subject to a 0.37% prepayment fee if the reduction is made on or prior to June 30, 2008, and a 0.185% prepayment fee if prepayment were made after June 30, 2008 but on or prior to December 31, 2008. After December 31, 2008, the revolving credit portion of the senior credit facility is prepayable without penalty.
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. An amendment on June 15, 2007 specifically allowed for the Preferred Stock and Warrant financing discussed below. At November 3, 2007, the Company was in compliance with all covenants related to the senior credit facility. The Company is dependent on the senior credit facility to fund working capital and letter of credit needs.
     At November 3, 2007 and February 3, 2007, there were $19.1 million and no borrowings under the revolving portion of the senior credit facility, respectively. At November 3, 2007 and February 3, 2007, there were $3.7 million and $3.8 million, respectively, in letters of credit outstanding. At November 3, 2007, the Company had issued $4.8 million of checks in excess of current cash balances. At November 3, 2007, based on a formula, the Company had $53.0 million available under the revolving portion of the senior credit facility.
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
     The Company’s annual sales and cash flow from operations are highly concentrated in the fourth quarter. In 2006, 41.4% of total annual sales were in the fourth quarter, with 23.6% in December alone. The Company believes that its borrowing capacity under the senior credit facility, together with the proceeds from the Preferred Stock and Warrant financing, current and anticipated cash flow from operations, and cost reductions associated with its lower store count and other cost cutting measures will be adequate to meet the Company’s working capital and capital expenditure requirements through 2007 and into 2008. Given the negative and inconsistent performance of the Company during the first nine months of fiscal 2007 and the significance that fourth quarter results will have on its liquidity for fiscal 2008, the Company cannot reasonably estimate what additional financing may be required in 2008 to fund working capital and capital expenditures. The Company will be in a better position to assess any potential need for additional capital in 2008 after the fiscal 2007 fourth quarter has concluded. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to the Company, if at all. In addition, the Company may decide to obtain additional funding in 2008 to execute on its strategic initiatives to grow the business, including expansion of its accessories business. Likewise, there can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to the Company, or at all. If the Company is not able to obtain such access to capital, it may not be able to fund its working capital requirements or implement its key initiatives to grow the business. If the Company raises capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.
4 Preferred Stock and Warrant Financing
     On June 1, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) that provided for the sale of 45,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 15 million shares of common stock (the “Warrants”) for a total purchase price of $45.0 million to four institutional investors (the “Preferred Stock and Warrant financing”). The Purchase Agreement required that, prior to closing, the Company should have filed the Certificate of Designations for the Series A Convertible Preferred Stock (the “Certificate of Designations”) to establish this new class of shares. The new class of securities was established and the Preferred Stock and Warrant financing transaction closed on June 15, 2007.
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
     The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of Preferred Stock. As of November 3, 2007, dividends representing 1,394 shares of Preferred Stock have been accrued at a fair value of $2.3 million and recorded in preferred stock and charged to additional paid-in capital in the accompanying consolidated balance sheets. The beneficial conversion feature of the accrued dividend ($0.3 million) has been recorded in common shareholders’ paid-in capital. Dividends on the Preferred Stock are reflected as a reduction of net income (increase in net loss) available to common shareholders in calculating earnings (loss) per share.
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

     In conjunction with the issuance of the Preferred Stock and Warrants, the Company received gross proceeds of $45.0 million and incurred $3.7 million in financing and other costs, including a 1.0% transaction fee paid to the lead investor and reimbursement of $0.5 million of expenses incurred by the lead investor in connection with the transaction, resulting in net proceeds of $41.3 million. The remaining proceeds were used by the Company to repay its $20.0 million Term B promissory note and for general working capital purposes. The net proceeds were allocated to the Preferred Stock and Warrants based on their relative fair values. The Warrants were valued using the Black-Scholes model with the following assumptions: (1) common stock fair value of $1.78 per share, (2) expected volatility of 65.0%, (3) risk-free interest rate of 5.04%, (4) expected term of five years, and (5) no dividends, which resulted in a fair value of $11.0 million and a relative fair value allocation of $5.3 million that was recorded in additional paid-in capital.
     In addition, in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF No. 00-27”), the Company compared the proceeds allocated to the Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $14.9 million existed and, pursuant to EITF No. 00-27, recorded the full discount to common shareholders’ additional paid-in capital classified within permanent equity, as it was immediately convertible at issuance. In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the beneficial conversion feature is analogous to a dividend and is included as a return to the Preferred Stock holders and reflected as a reduction of net income (increase in net loss) available to common shareholders in calculating earnings (loss) per share. As described in Note 9, “Revision of financial statements”, the Company revised the August 4, 2007 balance sheet in the third quarter to classify the beneficial conversion feature related to the Preferred Stock and Warrants as common shareholders’ additional paid-in capital.
     The initial carrying value of the Preferred Stock, including allocated net proceeds, was $36.0 million. As of November 3, 2007, the carrying value of the Preferred Stock was $38.4 million, which includes $2.3 million of the total $2.6 million of payment-in-kind dividends accrued to date.
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
     In connection with the issuance of the Preferred Stock and Warrants upon closing of the Purchase Agreement, the number of shares of common stock and exercise price per share of common stock of the warrants issued by the Company in April and July of 2004 was adjusted pursuant to the anti-dilution provisions of those warrants, as amended. As a result of the triggering of these anti-dilution provisions, the exercise price per share was reduced from $3.00 to $2.39 and the aggregate number of shares of common stock issuable upon exercise of such warrants was increased by approximately 1.0 million shares to approximately 5.0 million shares (See Note 6, “Warrants”). Pursuant to the guidance under EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company measured the fair value of the warrants prior to the anti-dilution calculations and after such adjustments using the Black-Scholes model. These estimates reflected an increase in fair value of $1.0 million that was recorded as a return to the warrant holders and treated similar to a preferred share dividend and reflected as a reduction of net income (increase in net loss) available to common shareholders in calculating earnings (loss) per share.
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
     The following is a summary of stock option information, weighted average exercise prices and remaining contractual life (in years) for the Company’s stock option plans as of and for the year-to-date period ended November 3, 2007:

	As of and for the year-to-date period ended November 3, 2007
		Weighted average	Weighted average
	Shares	exercise price	remaining life
Outstanding, beginning of period	2,722,247	$5.50
Granted	151,000	$1.50
Exercised	–	$–
Forfeited	(351,328)	$3.92
Expired	(238,377)	$6.44

Outstanding, end of period	2,283,542	$5.38	3.52

Exercisable, end of period	1,507,882	$5.85	3.69

Available for grant, end of period (1)	1,715,215

(1) The 2000 Plan only.
     During the nine months ended November 3, 2007, no options were exercised. As of November 3, 2007, total unrecognized compensation costs related to unvested stock-based awards was $1.2 million, which is expected to be recognized over a weighted average vesting period of approximately 1.2 years.
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
     Employee stock purchase plan
     The Company has an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase Company stock at a 15% discount at defined times during the year. The Company may issue up to 625,000 shares of common stock under the ESPP. As of November 3, 2007, 485,033 shares had been issued under the plan and 139,967 shares were available for future issuance. With the adoption of SFAS No. 123R on January 29, 2006, compensation expense is recognized for the fair value of the option features of the ESPP purchases. The ESPP fair value is estimated using the Black-Scholes option pricing model with applicable assumptions and input variables. Stock-based compensation expense recognized under SFAS No. 123R related to the ESPP was insignificant for all fiscal periods presented.

6 Warrants
     The Company has from time-to-time issued warrants to purchase its common stock to certain parties who have invested in the Company. All of the outstanding warrants contain anti-dilution rights relating to certain events as defined in the applicable warrant agreements including but not limited to, issuance of common shares below either the market price and/or warrant exercise price, consolidations, mergers, stock dividends, stock splits and other similar events. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital. As of November 3, 2007, warrants to purchase a total of 20,022,364 shares of the Company’s common stock were issued and outstanding, as follows:

	As of November 3, 2007
			Weighted average	Weighted average
	Exercise price	Shares	exercise price	remaining life
Warrants issued April 25, 2004 (1)	$2.39	2,511,182	$2.39	1.75
Warrants issued July 2, 2004 (1)	$2.39	2,511,182	$2.39	2.00
Warrants issued June 15, 2007 (2)	$2.00	15,000,000	$2.00	4.90

Outstanding, end of period	$ 2.00-$2.39	20,022,364	$2.10	4.17

Exercisable, end of period	$ 2.00-$2.39	20,022,364	$2.10	4.17

(1)	In connection with an equity financing transaction completed in July of 2004, the Company issued four million warrants exercisable for five years to certain institutional investors at an exercise price of $3.00 per share of the Company’s common stock. Pursuant to the anti-dilution provisions of the terms of these warrants, as a result of the June 2007 Preferred Stock and Warrant financing, the exercise price of the warrants was reduced to $2.39 and the number of underlying shares of common stock increased from 4,000,000 to 5,022,364.

(2)	These warrants were issued in conjunction with the June 2007 Preferred Stock and Warrant financing and are exercisable for five years.
7 Income taxes
     The Company adopted the provisions of FIN 48 on February 4, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. The implementation of FIN 48 had no material impact to the tax benefits recorded on the Company’s consolidated financial statements. As of February 4, 2007, the Company had $0.9 million of gross unrecognized tax benefits which would decrease income tax expense if recognized. During the third quarter of 2007, the Company’s liability for unrecognized tax benefits decreased by approximately $17,000, reflecting year-to-date activity and expiring statutes of limitation for certain states. Year to date, the Company’s liabilities for unrecognized tax benefits decreased approximately $10,000, with increases related to current year activity being offset by decreases due to the expiration of certain states’ statutes of limitations.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of February 4, 2007, interest and penalties accrued were approximately $0.4 million and $0.2 million, respectively. An additional $42,000 of interest was accrued in the first nine months of 2007.
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
8 Commitments and contingencies
     As of November 3, 2007, the Company had $3.7 million of standby and documentary letters of credit outstanding. In addition, the Company has licensing obligations and store operating leases that it has committed to in the ordinary course of business.
     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

9 Revision of financial statements
     In the third quarter of 2007, the Company determined that the beneficial conversion features related to the Preferred Stock and Warrant Financing and the paid-in-kind dividend as of August 4, 2007 (see Note 4, “Preferred Stock and Warrant Financing”) were incorrectly recorded as an increase to the carrying value of the Preferred Stock, which is classified outside of permanent equity, rather than common shareholders’ additional paid-in capital, which is classified within permanent equity. This misstatement was corrected in the third quarter of 2007 and is reflected on the accompanying balance sheet. This misstatement had no impact to the consolidated statement of operations or statement of cash flows. A summary of the effects of this misstatement and the required revisions on the Company’s consolidated balance sheet as of August 4, 2007 is presented below.

	As previously
(In thousands)	reported	Adjustments	Revised

Preferred stock	$51,839	$(14,969)	$36,870
Shareholders’ equity:
Additional paid in capital	$126,885	$14,969	$141,854
Total shareholders’ equity	$18,305	$14,969	$33,274
10 Supplemental balance sheet information

	November 3,	February 3,
(In thousands)	2007	2007

Accounts receivable, net:
Trade receivables	$3,169	$2,359
Other receivables	739	929

Total	3,908	3,288
Less — Allowance for doubtful accounts	(35)	(71)
Less — Deferred sales	(115)	(85)

Total accounts receivable, net	$3,758	$3,132

Inventories:
Raw materials	$1,148	$2,940
Finished goods	87,377	71,957

Total inventories	$88,525	$74,897

Property and equipment, net:
Equipment and furniture	$76,843	$74,420
Leasehold improvements	43,577	42,700

Total	120,420	117,120
Less-Accumulated depreciation and amortization	(84,858)	(78,230)

Total property and equipment, net	$35,562	$38,890

Other assets, net:
Debt issuance costs	$4,578	$5,219
Less-Accumulated amortization	(3,676)	(4,027)

Debt issuance costs, net	902	1,192
Other intangible assets, net	57	58

Total other assets, net	$959	$1,250

11 Supplemental cash flow information
     The following non-cash investing and financing activities transpired during the year-to-date periods ending November 3, 2007 and October 28, 2006 (in thousands):

	For the year-to-date period ended
	November 3,	October 28,
	2007	2006

Investing Activities:
Additions to property and equipment	$956	$627
Financing Activities:
Preferred stock paid-in-kind dividends	$2,576	$—
Beneficial conversion feature on preferred stock	$14,877	$—
Deemed dividend to warrant holders	$967	$—
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
Executive overview
     We are the leading specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multi-channel store locations are designed to target a broad customer base with a superior level of customer service. Through our international leather sourcing network, in-house design capabilities and established relationships with manufacturers of designer labels, we are able to consistently provide our customers with quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.
     As of November 3, 2007, we operated a total of 412 stores located in 45 states, including 280 mall stores, 118 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season. However, operation of our temporary seasonal stores was suspended in 2006. We do not intend to operate any temporary seasonal stores in the foreseeable future. Our mall stores average approximately 2,560 total leased square feet and feature a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outlet(SM) name, average approximately 3,920 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 630 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States.

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
     In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity, which allows us greater control over margin levels. In 2006, our inventory markdowns were higher than in the past as we aggressively liquidated certain merchandise and repositioned our inventory mix pursuant to our strategic initiative of reengineering our mall stores. These higher levels of markdown activity continued into the first two quarters of 2007 as we moved certain outerwear and accessory inventory that had not been widely accepted by our new target customers. We continued to liquidate inventory that did not resonate with this new customer during the third quarter of 2007 in order to make room for our new designer label merchandise (discussed below) that has been showcased in our stores beginning in August of 2007. Our gross margins are influenced by the mix of merchandise between outerwear and accessories in our total sales.
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
     We generate a significant portion of our net sales from October through January, which includes the holiday selling season. We generated 49.2% of our annual net sales in that time period in 2006, and 23.6% in December alone. As part of our strategy to improve operating margins and maximize revenue and profitability during non-peak selling seasons, we have increased the number of outlet locations since 2000, which are less seasonal, and modified our product mix to emphasize accessories. Our continued focus on accessory penetration has resulted in accessory sales growth as a percentage of our total net sales to 41.4% in 2006 from 38.3% in 2005 and 35.6% in 2004. Our accessories penetration increased to 50% of net sales for the first nine months of 2007, up from 45% of net sales in the similar period of 2006. We will continue to increase our accessories profile as we go forward by offering new collections of high quality, high fashion handbags at higher than historic price points. However, we currently remain largely dependent on our outerwear business to drive traffic into our stores.
     Throughout 2006, we aggressively pursued our strategic initiative related to the reengineering of our mall stores. This included transitioning our merchandise to a newer, fresher and less outerwear dependent product mix. We reduced the number of styles we offer in many of our outerwear and apparel categories and increased our accessory offerings. Overall, our product mix migrated to a mix with higher price points. The transformation of our mall stores also included a significant investment in new fixtures, including new window fixtures, custom wall graphics, display tables, boutique wall presentations, and new interior signage. Product presentation, pricing strategies and store set-ups were also updated giving our mall stores a fresh and clean look that is much easier to shop. These changes were all made with the goal of transitioning our customer base toward a more value-oriented, fashion-focused customer and away from the price-driven promotional customer we have historically sold to. The transformation of our mall stores was completed in the third quarter of 2006 in advance of the holiday selling season.
     In 2007, we continue to build on the “reinvented” Wilsons Leather we worked to create in 2006, with the intent to appeal to a more contemporary and upscale target customer. We do not intend to revert to the promotional “price only” environment of crowded stores and unattractive presentations that was our past. Our results through the third quarter of 2007 reflect the fact that the transition of our customer base is taking more time than anticipated. While our traditional price-only customer has opted out of the “reinvented” Wilsons Leather, we have yet to reach our new target customer in satisfactory numbers. As a result, our focus in 2007 continues to be on generating more traffic into our stores and attracting new customers.

     Comparable store sales decreased 13.3% and 15.8% in the three- and nine-month periods ended November 3, 2007, respectively, compared to decreases of 15.5% and 13.9% in comparable store sales in the similar periods of last year. A store is included in the comparable store sales calculation after it has been open and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.
     To help drive increased traffic, we have significantly increased the number of nationally recognized designer brands in our outerwear offerings. These new designer brands that are in our mall stores carry the names of Calvin Klein, Kenneth Cole, Guess, Nine West and, in select stores, Sean John. To support our new branded apparel initiative, we have window and in-store displays that are more sophisticated and pointed, designed to leverage the name recognition of the designer brand environment we are creating. We have also initiated certain direct mail promotions in conjunction with our designer brand launch targeted to the special demographic that our new product offering is geared to. We believe that the new message we presented this fall, “designer brands now at Wilsons Leather”, delivered to the right new customers, will work to generate increased traffic into our stores. The introduction of additional designer brands into our stores and related marketing began in August 2007.
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
     Our third quarter results were below our financial expectations. However, our branded product introduced in the third quarter continues to outperform our expectations and reconfirms our belief that brands in both outerwear and accessories will be a significant part of our future. Sell-throughs of designer brands, at higher average unit retails, are higher than our own private label offerings.
     Our continued success in increasing accessories penetration and the strong initial performance of our branded outerwear offering are positive signals for our future direction. To capitalize on these learnings, we will be focusing on three primary strategies as we complete fiscal 2007 and move into fiscal 2008: (1) we will increase the balance of outerwear inventory for 2008 in our mall stores to almost all branded merchandise, (2) we will continue to expand our accessories categories to include branded designer labels with the goal of reaching 70% penetration in the malls in 2008, and (3) we will test a new store environment in four of our stores during the 2007 holiday season. These test stores will have a much higher mix of accessories, including new designer brand offerings that are identical or complementary to our outerwear brands and our outerwear offering will consist primarily of branded product. Two of these stores will be operated under the temporary name “s+udio” to test the relevance of the Wilsons Leather name. The “peak season learnings” from these stores will be evaluated to help shape the future design, layout and merchandise mix of our mall stores.
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

Results of operations
     The following table sets forth items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	For the three months ended		For the year-to-date period ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	86.7	76.1	92.6	80.3

GROSS MARGIN	13.3	23.9	7.4	19.7

Selling, general and administrative expenses	40.3	41.2	44.6	40.5
Depreciation and amortization	4.6	4.6	5.3	4.9

OPERATING LOSS	(31.6)	(21.9)	(42.5)	(25.7)
Interest expense, net	0.4	0.9	0.7	0.6

LOSS BEFORE INCOME TAXES	(32.0)	(22.8)	(43.2)	(26.3)
Income tax provision (benefit)	–	(1.0)	0.3	(2.4)

NET LOSS	(32.0)%	(21.8)%	(43.5)%	(23.9)%

     A summary of certain operational data for the periods listed is presented below:

	For the three months ended		For the year-to-date period ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales (in thousands)	$57,833	$64,457	$159,014	$188,295

Comparable store sales
Total	(13.3)%	(15.5)%	(15.8)%	(13.9)%

By division
Mens	(25.5)%	(15.2)%	(26.2)%	(15.7)%
Womens	(18.9)%	(10.2)%	(21.1)%	(17.9)%
Accessories	(0.7)%	(19.1)%	(6.0)%	(10.2)%

By channel
Mall stores	(13.6)%	(23.5)%	(18.3)%	(19.8)%
Outlet stores	(14.6)%	(5.6)%	(13.7)%	(6.1)%

Number of stores:
Beginning of period	411	422	417	422
Opened	1	2	3	6
Closed	–	–	(8)	(4)

End of period	412	424	412	424

     The discussion that follows should be read in conjunction with the information presented in the above tables.
     Net Sales. Net sales decreased 10.3% to $57.8 million in the three months ended November 3, 2007, from $64.5 million in the comparable period ended October 28, 2006. Comparable store sales decreased 13.3% for the quarter ended November 3, 2007, compared to a decrease of 15.5% in the comparable quarter last year.
     During the year-to-date period ended November 3, 2007, net sales decreased 15.6% to $159.0 million from $188.3 million in the comparable period last year. Year to date, comparable store sales decreased 15.8% as compared to a decrease of 13.9% in the same period last year.
     The significant transition we have undertaken in our Wilsons Leather mall stores continued to have a negative impact on our comparable store sales in the third quarter and year-to-date periods of 2007. Our goal of transitioning our customer base has taken more time than anticipated. Our 2007 sales performance for the quarter and year to date reflects the fact that the price-only customer has opted out and that our new target customer has yet to find Wilsons Leather in satisfactory numbers.
     As we moved into the third quarter of fiscal 2007, we significantly increased the number of nationally recognized designer brands in our outerwear offerings including the names Calvin Klein, Kenneth Cole, Guess, Nine West and, in select stores, Sean John. In support of this new branded apparel initiative, we have new graphics and new window and in-store merchandising strategies designed to leverage the recognition of these designer brands and generate additional traffic in our stores by attracting our new target customer and resonating with our loyal Wilsons Leather customer. Our third quarter performance is reflective of our continuing transition to a brand driven strategy, as well as an unseasonably warm third quarter, which saw our outerwear and apparel categories in the mall and outlet channels declining 25.5% in men’s and 18.9% in women’s as compared to the prior year third quarter. Branded product, however, continues to outperform our expectations and reconfirms our belief that brands in both outerwear and accessories are our future.
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs increased $1.1 million, or 2.3%, to $50.2 million in the three months ended November 3, 2007, compared to $49.0 million in the similar period ended October 28, 2006. Year to date, cost of goods sold, buying and occupancy costs decreased $4.0 million, or 2.6%, to $147.3 million, as compared to $151.3 million in the similar period last year. The third quarter increase is primarily reflective of unfavorable markdowns partially offset by decreased product costs. The year-to-date decrease is primarily reflective of decreased product costs driven by the lower sales volume.
     The $1.1 million increase in the third quarter ended November 3, 2007 included unfavorable markdowns of $2.7 million as we took extensive markdowns during the first month of the current quarter in order to liquidate and reposition our inventory in preparation for the rollout of our designer label merchandise initiative. These markdowns were necessary to reduce non-go-forward inventory, including carryover styles from prior years and to make room in our mall stores to receive and better display our new designer label outerwear offerings. This increase was somewhat offset by: (1) a $0.7 million decrease in buying and occupancy costs, including lower rent costs and decreased distribution center expenditures due to reduced replenishment volume during the period, (2) a $0.5 million decrease in product costs due to lower sales volume, and (3) a $0.4 million net decrease in other cost of sales.
     The year-to-date decrease of $4.0 million resulted from: (1) a $6.6 million decrease in product costs due to lower sales volume, (2) a $1.1 million decrease in buying and occupancy costs, and (3) a $0.7 million net decrease in other cost of sales all being somewhat offset by a $4.4 million increase in markdowns as we took extensive markdowns during the first nine months of 2007 in order to liquidate and reposition our inventory in conjunction with our designer label merchandise initiative.

     Due to the aggressive markdowns taken in the third quarter ended November 3, 2007, gross margin as a percentage of net sales decreased 1,060 basis points to 13.3% compared to 23.9% in the similar period of 2006. The quarterly decrease in gross margin rate was primarily driven by: (1) a 630 basis point increase in markdowns, (2) an initial markup percentage decrease of 280 basis points, and (3) a 200 basis point increase in buying and occupancy costs as a percentage of net sales, which represents the de-leveraging resulting from our comparable store sales decreases. Partially offsetting these increases was a 50 basis point decrease in other cost of sales.
     Year to date, gross margin as a percentage of net sales decreased 1,230 basis points to 7.4% as compared to 19.7% in the first nine months of 2006, primarily due to: (1) a 610 basis point increase in markdowns as a percentage of net sales due to the aggressive year-to-date discounting discussed above, (2) the de-leveraging resulting from our lower comparable store sales, which resulted in a 450 basis point increase in buying and occupancy costs as a percentage of net sales, and (3) a 170 basis point decrease in initial markup percentage.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $3.2 million, or 12.2%, to $23.3 million in the current quarter ended November 3, 2007 from $26.6 million in the third quarter of 2006. As a percentage of net sales, current quarter SG&A expenses decreased to 40.3% from 41.2% in the similar period last year.
     For the year-to-date period ended November 3, 2007, SG&A decreased to $71.0 million, down $5.2 million or 6.9%, from $76.2 million in the nine months ended October 28, 2006. As a percentage of net sales, 2007 year-to-date SG&A increased to 44.6% as compared to 40.5% last year. This increase in percentage rate is the result of our lower sales.
     The $3.2 million decrease in third quarter SG&A was primarily due to: (1) a $1.8 million decrease in promotional spending related to the aggressive signage and magazine campaigns in the third quarter of 2006, (2) a net $0.4 million decrease in store-related expenses due to lower sales volume and reduced store count, as we operated on average 12 fewer stores in the current quarter as compared to the similar period last year, reduced payroll costs, as our overall payroll hours were lower year-over-year—consistent with our decreased sales levels, and a reduction in other store administrative costs, somewhat offset by lower layaway and other service fees, (3) a $0.6 million decrease in administrative costs—primarily lower spending on medical/dental insurance and workers compensation, (4) a $0.3 million decrease in supervisory costs—primarily cost savings related to a meeting in the third quarter of 2006, and (5) a $0.1 million decrease in spending related to administration of our e-commerce site due to lower on-line sales volume in the current quarter compared to the third quarter last year.
     Year to date, the $5.2 million decrease in SG&A was primarily due to: (1) a $1.6 million decrease in store-related expenses due to lower sales volume and reduced store count (as we operated on average nine fewer stores in the nine months ended November 3, 2007 as compared to the similar period last year), reduced payroll hours in line with our lower sales levels, decreased shrink expense, lower credit card fees and lower administrative costs all somewhat offset by lower layaway and other service fees, (2) a $1.9 million decrease in administrative costs—primarily a $0.5 million decrease in year-to-date charges related to stock-based compensation, a $0.4 million reduction in spending on medical/dental insurance and workers compensation, a net $0.4 million reduction in payroll costs, a $0.2 million reduction in relocation costs, a $0.2 million reduction in insurance costs, and a $0.2 million reduction in legal fees, (3) a $1.1 million decrease in promotional spending related to the aggressive signage and magazine activity in the third quarter of 2006 partially offset by direct mail and e-mail promotions in the current quarter, (4) a $0.4 million decrease in spending related to operation of our e-commerce site due to a rate reduction with our e-commerce service provider as well as a lower on-line sales volume in the comparable year-to-date periods, and (5) a $0.2 million decrease in supervisory costs.
     Depreciation and Amortization. Depreciation and amortization decreased to $2.6 million in the three months ended November 3, 2007, from $3.0 million in the comparable period last year. As a percentage of net sales, depreciation and amortization decreased to 4.6% in the third quarter of 2007 from 4.7% in the comparable period last year. The decrease of $0.4 million was primarily due to prior year period depreciation on assets that are now fully depreciated—primarily store cash register hardware and software. In addition, we had on average 12 fewer stores open in the third quarter of 2007 compared to the same period last year.

     For the nine months ended November 3, 2007, depreciation and amortization decreased $0.9 million to $8.3 million from $9.3 million in the comparable period last year. Depreciation and amortization as a percentage of net sales increased to 5.2% in the current period compared to 4.9% in the similar nine-month period last year. The $0.9 million decrease was, again, primarily the result of prior year period depreciation on assets that are now fully depreciated and our lower store count, as we had on average nine fewer stores open in the year-to-date period of 2007 compared to the same period in 2006.
     Operating Loss. As a result of the above, our operating loss for the third quarter of 2007 was $18.3 million as compared to $14.1 million for the comparable period last year, or 31.6% of third quarter net sales in 2007 as compared to 21.9% of net sales in the comparable period of 2006. This $4.1 million increase in operating loss was due to: (1) $7.7 million in lower gross margin dollars as compared to the prior year period partially offset by, (2) a $3.2 million decrease in SG&A spending in 2007 compared to 2006, and (3) $0.4 million in decreased depreciation and amortization expense.
     For the year-to-date period ended November 3, 2007, operating loss was $67.6 million as compared to $48.5 million a year ago, or 42.5% of nine-month net sales in 2007 as compared to 25.7% of net sales in the comparable period of 2006. The $19.1 million decline in operating performance was due to: (1) a $25.3 million decrease in gross margin somewhat offset by, (2) a $5.2 million decrease in SG&A spending in the current year-to-date period as compared to last year, and (3) a $0.9 million decrease in depreciation and amortization.
     Interest Expense, Net. Net interest expense of $0.2 million in the third quarter of 2007 was $0.3 million lower than the similar period last year. Interest expense decreased $0.6 million in the current quarter as compared to the third quarter of 2006 as we repaid our $20.0 million Term B promissory note on June 15, 2007 with the proceeds of the Preferred Stock and Warrant financing discussed above. The lower interest expense was offset by a $0.3 million decrease in interest income in the third quarter of 2007 as we maintained lower average cash balances during the third quarter as compared to last year.
     For the nine months ended November 3, 2007, net interest expense of $1.0 million was $0.1 million lower than last year’s $1.1 million. This decrease was primarily due to decreased interest expense for the comparable nine-month periods of $1.1 million, again primarily due to repayment of our $20.0 million Term B promissory note in the second quarter of 2007. This was mostly offset by a $1.0 million decrease in interest income year-over-year as we maintained lower average cash balances during the first half of 2007 as compared to the similar period last year.
     Income Tax Provision (Benefit). In the third quarter of 2007, the income tax provision recorded was insignificant and related to a slight increase in state taxes due. This compares to a net income tax benefit of $0.7 million recorded in the third quarter of 2006 primarily relating to the reduction of certain state income tax contingency reserves due to expiration of various state statutes of limitations.
     The year-to-date provision of $0.5 million in 2007 relates primarily to estimated federal alternative minimum tax as a result of an increase in our LIFO inventory deferred tax liability in the second quarter of 2007. This compares to a tax benefit of $4.6 million recorded in the similar period last year related to the reduction of the income tax provision we recorded in the fourth quarter of 2005 due to our July tax year end. Subsequent to our July 2006 tax year end, we elected to conform our tax year end to our fiscal year end as of February 3, 2007. Therefore, fluctuations created by different book and tax year ends were eliminated going forward.
     Due to cumulative losses sustained over the past five fiscal years and in the current year-to-date period ended November 3, 2007, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets, including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, as disclosed in our 2006 Annual Report on Form 10-K.
     Net Loss. Net loss for the three months ended November 3, 2007 was $18.5 million compared to a net loss of $14.1 million in the comparable period last year, or a loss of $0.51 and $0.36 per basic and diluted common share, respectively. Our year-to-date net loss was $69.2 million compared to a net loss of $45.1 million in the similar period last year, or a loss of $2.23 and $1.15 per basic and diluted common share, respectively.

     Net Loss Available to Common Shareholders. The 2007 net loss per common share reflects adjustments required to be made to our net loss in order to measure net loss available to common shareholders. These adjustments related to our June 2007 Preferred Stock and Warrant financing. The net loss adjustment for the three months ended November 3, 2007 is a $1.7 million accrued paid-in-kind dividend payable related to the Preferred Stock. Year-to-date adjustments include: (1) a $2.6 million accrued paid-in-kind dividend payable related to the Preferred Stock, (2) a $14.9 million beneficial conversion feature associated with the Preferred Stock, and (3) a $1.0 million deemed dividend to certain warrant holders related to anti-dilution provisions of the applicable warrants. See Note 4, “Preferred Stock and Warrant Financing”, to our consolidated financial statements. There are no comparable adjustments reflected in the prior year per common share figures.
     Excluding the effect of these Preferred Stock and Warrant financing adjustments, basic and diluted loss per common share were $0.47 and $1.76 for the third quarter and year-to-date periods ended November 3, 2007, respectively, as compared to a loss of $0.36 and $1.15 per basic and diluted common share for the comparable three and nine-month periods last year. These calculations of loss per common share are not calculated in accordance with GAAP. We believe that the non-GAAP loss per share figures provide a useful analysis of our operating performance and aid in comparing our results period to period, as the 2006 periods did not include any financing adjustments. The following is a reconciliation of these non-GAAP financial measures to the GAAP figures for the period ended November 3, 2007 (in thousands, except per share amounts):

	For the three months ended		For the year-to-date period ended
	November 3, 2007		November 3, 2007
	Net loss available to	Loss per basic	Net loss available to	Loss per basic
	common shareholders	and diluted share	common shareholders	and diluted share

As reported	$(20,183)	$(0.51)	$(87,582)	$(2.23)
Adjustments (1) (2)	1,662	0.04	18,420	0.47

Adjusted	$(18,521)	$(0.47)	$(69,162)	$(1.76)

Weighted average shares outstanding — basic and diluted	39,306	39,306	39,262	39,262

(1) The third quarter amount of $1.7 million is related to the 2007 second quarter Preferred Stock paid-in-kind dividend payable.
(2) The year-to-date amount includes $2.6 million related to the 2007 second quarter Preferred Stock paid-in-kind dividend payable, $14.9 million related to the Preferred Stock beneficial conversion feature and $1.0 million related to the anti-dilution deemed dividend on the 2004 warrants.
Liquidity and capital resources
     Capital resources
     Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems, and increasing efficiency for our distribution centers. In addition, implementation of our key initiatives relating to our multi-format model and increasing recognition and acceptance of the Wilsons Leather brand and our new designer brand offerings require significant resources including capital dollars. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.
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
     At November 3, 2007, we had $19.1 million in borrowings under the revolving portion of the senior credit facility, $4.8 million of checks issued in excess of current cash balances and $3.7 million in outstanding letters of credit. At November 3, 2007, based on the formula described above, the Company had $53.0 million available under the revolving portion of the senior credit facility.
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
     We pay monthly fees of 0.25% per annum on the unused portion of the senior credit facility, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. The senior credit facility expiration is June 30, 2010, at which time all borrowings become due and payable. Any reduction of the revolving credit portion of the senior credit facility is subject to prepayment fees under most circumstances. Any such reduction would be subject to a 0.37% prepayment fee if the reduction is made on or prior to June 30, 2008, and 0.185% prepayment fee if prepayment is made after June 30, 2008 but on or prior to December 31, 2008. After December 31, 2008, the revolving credit portion of the senior credit facility is prepayable without penalty.
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
     The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. The June 15, 2007 amendment specifically allowed for the Preferred Stock equity financing discussed below. At November 3, 2007, we were in compliance with all covenants related to the senior credit facility.

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
     Cash flow analysis
     Operating Activities. Operating activities for the nine months ended November 3, 2007 utilized cash of $60.7 million compared to utilizing cash of $24.6 million in the corresponding period of 2006.
     For the first nine months of 2007, the $60.7 million of cash used in operating activities included: (1) the year-to-date net loss of $69.2 million, (2) a $13.6 million increase in inventory (we currently have 8.4% more inventory in our stores than at 2006 year end due to the seasonality of our outerwear business) in preparation for the fourth quarter, including receipt of the designer label outerwear we are carrying in our mall stores, (3) a $0.6 million increase in net accounts receivable, (4) a $0.3 million decrease in income taxes payable and other liabilities, and (5) a $0.2 million increase in prepaid expenses and other current assets—primarily income taxes receivable.

     These uses of cash were somewhat offset by the following sources of cash: (1) $8.8 million in non-cash adjustments for depreciation and amortization, (2) a $12.6 million increase in accounts payable and accrued expenses primarily due to the timing of inventory receipts and related payments, (3) $1.3 million in non-cash charges related to stock-based compensation costs, and (4) a $0.6 million increase in deferred income taxes.
     For the first nine months of 2006, the $24.6 million of cash used in operating activities included: (1) the year-to-date net loss of $45.1 million, (2) a $4.9 million decrease in income taxes payable and other liabilities primarily due to the income tax benefit recorded year to date, including a reduction of taxes payable recorded in the fourth quarter of 2005 and the reduction of certain state income tax contingency reserves, (3) a $0.6 million increase in prepaid expenses primarily related to prepaid marketing programs and insurance premiums, and (4) a $0.2 million increase in net accounts receivable including increased credit card and wholesale customer receivables.
     These were somewhat offset by the following sources of cash: (1) a $14.4 million increase in accounts payable and accrued expenses primarily related to payables for merchandise purchases as we build inventory levels for the holiday selling season, (2) $9.7 million in non-cash adjustments for depreciation and amortization, (3) $1.7 million in non-cash charges related to stock-based compensation costs, and (4) a $0.4 million decrease in inventories as our aggressive management of inventory levels in the first nine months of 2006, including the reduction of receipts and the liquidation of non-go-forward and overstocked inventory in the first half of 2006, was mostly offset by third quarter receipts of the new and fresher inventory product mix in our mall stores.
     Investing Activities. Investing activities for the nine months ended November 3, 2007 totaled $4.4 million including $3.3 million in capital expenditures primarily related to the renovation and improvement of existing stores and the build-out of new mall and outlet stores and $1.1 million for certain information systems projects, primarily new point-of-sale software.
     Year-to-date investing activities for 2006 totaled $8.6 million comprised primarily of $4.6 million in capital expenditures related to the renovation and improvement of existing stores and leasehold improvements for new mall and outlet stores, $2.1 million in new fixtures related to the reengineering of our mall stores completed in the third quarter of 2006, $1.0 million for certain information systems projects including new store registers, and $0.9 million for distribution center equipment and other home office projects.
     Financing Activities. Financing activities for the first nine months of 2007 provided $45.3 million primarily related to the June 2007 Preferred Stock and Warrant financing, which included the issuance of 45,000 shares of preferred stock and warrants to purchase 15 million shares of common stock, for net proceeds of $36.0 million and $5.3 million, respectively. We had borrowings under the senior credit facility of $19.1 million and $4.8 million of checks were issued in excess of current cash balances. Issuances of common stock from our employee stock purchase plan and non-employee directors’ stock retainer totaling $0.1 million were offset by $0.1 million in costs incurred related to amending our senior credit facility. In addition, we repaid the $20.0 million balance of our Term B promissory note with the equity financing proceeds during the second quarter of 2007.
     Financing activities in the first nine months of 2006 totaled $0.3 million relating to the issuance of common stock from the exercise of stock options, share grants to our non-employee directors and from our employee stock purchase plan.
     Liquidity
     We incurred a net operating loss of $37.5 million and used $14.6 million of cash for operating activities in fiscal 2006. For the year-to-date period ended November 3, 2007, we have incurred a net loss of $69.2 million and have used $60.8 million of cash for operations. Our fourth quarter is historically our only profitable quarter, and accordingly, our interim operating results are not indicative of the results that may be expected for the fiscal year ending February 2, 2008. Our ability to meet our debt service obligations and fund working capital and capital expenditure requirements depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations.

     As mentioned above, our annual sales and cash flow from operations are highly concentrated in the fourth quarter. In 2006, 41.4% of total annual sales were in the fourth quarter, with 23.6% in December alone. We believe that our borrowing capacity under the senior credit facility, together with the proceeds from the Preferred Stock and Warrant financing, current and anticipated cash flow from operations, and cost reductions associated with our lower store count and other cost cutting measures will be adequate to meet our working capital and capital expenditure requirements through 2007 and into 2008. Given our negative and inconsistent performance during the first nine months of fiscal 2007 and the significance that fourth quarter results will have on our liquidity for fiscal 2008, we cannot reasonably estimate what additional financing may be required in 2008 to fund working capital and capital expenditures. We will be in a better position to assess any potential need for additional capital in 2008 after the fiscal 2007 fourth quarter has concluded. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. In addition, we may decide to obtain additional funding in 2008 to execute on our strategic initiatives to grow the business, including expansion of our accessories business. Likewise, there can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to fund our working capital requirements or implement the key initiatives to grow the business. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.
Off-balance sheet arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual obligations and commercial commitments
     We had $3.7 million of standby and documentary letters of credit outstanding at November 3, 2007. These commitments are further discussed in the “Liquidity and capital resources” section of this Form 10-Q. In addition, we have licensing obligations and store operating leases that we have committed to in the ordinary course of business.
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
Recently issued accounting pronouncements
     In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), which is an amendment to FIN 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted FIN 48 and FIN 48-1 in the first quarter of fiscal 2007 resulting in an insignificant change of our tax reserves.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. In November 2007, the FASB deferred for one year fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the impact SFAS No. 157 may have on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our senior credit facility carries interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the senior credit facility, interest expense would increase or decrease accordingly. At November 3, 2007, we had $19.1 million in borrowings under the revolving portion of the credit facility and $3.7 million in outstanding letters of credit.

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
PART II —OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors we disclosed under Part I, Item 1A. “Risk Factors” that begins on page 11 of our 2006 Annual Report on Form 10-K, except for the updated and additional risk factors listed below:
     Our comparable store sales declined during four of the past five years.
     Our comparable store sales decreased by 17.2% in 2006, including a 21.6% decrease in the fourth quarter. Our comparable store sales decreased 13.3% in the three months ended November 3, 2007 and 15.8% in the year-to-date period ended November 3, 2007. In 2005, our comparable store sales decreased by 2.9%, with a 10.0% decrease in the fourth quarter. Comparable store sales declined 6.8% and 7.0% in 2003 and 2002, respectively. Comparable store sales for 2004 increased nominally by 0.6%. Our comparable store sales are affected by a variety of factors, including:
•	general economic conditions and, in particular, the retail sales environment;

•	consumer shopping preferences;

•	transition of our target customer base;

•	acceptance of our branded designer outerwear and accessories;

•	expansion of our accessories business;

•	acceptance of the Wilsons Leather brand;

•	actions by competitors or mall anchor tenants;

•	weather conditions;

•	fashion trends;

•	changes in our merchandise mix;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	maintaining appropriate inventory levels;

•	calendar shifts of seasonal periods; and

•	timing of promotional events.

     Our decreases in comparable store sales have caused our inventory to be appraised at a lower value, which caused us to project potential availability limitations under our senior credit facility in the third quarter of 2007 and necessitated our entry into the June 15, 2007 Preferred Stock and Warrant financing described in this report. A continued inability to generate comparable store sales increases in the future would erode operating margins if we were unable to implement additional cost reductions and could have a material adverse effect on our business, financial condition and results of operations.
     We may not be able to expand our accessories business or acquire a suitable accessories brand.
     In June 2007, we completed a $45.0 million Preferred Stock and Warrant financing. In addition to the influx of capital, this private placement brought us a large new investor, Goldner Hawn Private Equity, to assist in setting our long-term strategic direction. We expect that our future business strategy will build on our previously established initiative of expanding our accessories business. Analysis of our strategic alternatives related to our accessories business includes the potential acquisition of a small, established brand, the potential acquisition, joint venture or licensing agreement surrounding a larger, more well known brand and the offering of accessories designer brands that are identical or complementary to the outerwear brands we introduced in the third quarter of 2007. During the fourth quarter of 2007, we will test a new store environment in four of our stores. These stores will have a dominant accessories mix focusing on popular designer brands. We believe that expansion of our accessories business will attract new customers and improve comparable store sales. However, this strategy is in the early stages of development. There can be no assurance that we will be able to expand our accessories business through either greater acceptance of our new designer brand offerings or acquisition of a suitable accessories brand. If we are not able to execute this strategy and attract additional customers, our comparable store sales, operating margins and cash flow will be adversely affected, which would likely have a material adverse effect on our business, financial condition and results of operations.
     We may need funding in addition to our cash flow from operations and existing credit facilities.
     Our annual sales and cash flow from operations are highly concentrated in the fourth quarter. In 2006, 41.4% of total annual sales were in the fourth quarter, with 23.6% in December alone. We believe that our borrowing capacity under the senior credit facility, together with the proceeds from the June 15, 2007 Preferred Stock and Warrant financing, current and anticipated cash flow from operations, and cost reductions associated with our lower store count and other cost cutting measures will be adequate to meet our working capital and capital expenditure requirements through 2007 and into 2008. Given our negative and inconsistent performance during the first nine months of fiscal 2007 and the significance that fourth quarter results will have on our liquidity for fiscal 2008, we cannot reasonably estimate what additional financing may be required in 2008 to fund working capital and capital expenditures. We will be in a better position to assess any potential need for additional capital in 2008 after the fiscal 2007 fourth quarter has concluded. There can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. In addition, we may decide to obtain additional funding in 2008 to execute on our strategic initiatives to grow the business, including expansion of our accessories business. Likewise, there can be no assurance that additional financing would be possible or could be obtained on terms that are favorable to us, or at all. If we are not able to obtain such access to capital, we may not be able to fund our working capital requirements or implement the key initiatives to grow the business. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders may be diluted.
The public sale of our common stock issued pursuant to our employee benefit plans or the sale into the market of the shares issued in our equity financing in April 2004 or issuable upon exercise of the warrants delivered in connection with our April 2004 equity financing, as well as shares issuable upon conversion of the Preferred Stock and exercise of the Warrants issued in connection with the June 2007 financing described in this report, could decrease the price of our common stock or make it more difficult to obtain additional financing in the future.

     As of November 3, 2007, 1,507,882 shares were subject to issuance upon the exercise of vested stock options previously granted by us, all of which would be freely tradable if issued, subject to compliance with Rule 144 in the case of our affiliates. In addition, 1,855,182 shares of our common stock have been reserved for issuance pursuant to our employee benefit plans. In connection with the April 2004 equity financing which was completed on July 2, 2004, we issued 17,948,718 shares of our common stock and warrants to purchase four million shares of our common stock, subject to certain adjustments, to three institutional investors. With the June 15, 2007 Preferred Stock and Warrant financing described in this report, we issued shares of Preferred Stock that are initially convertible into 30 million shares of common stock and warrants to purchase 15 million shares of common stock, which Preferred Stock and Warrants are subject to certain anti-dilution adjustments. The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of preferred stock, that will increase the number of common shares upon conversion. In addition, in connection with such financing, the number of shares of common stock issuable upon exercise of the warrants issued in the April 2004 equity financing increased by approximately one million shares to approximately five million. The market price of our common stock could decline as a result of market sales of such shares of common stock or the perception that such sales will occur. Such sales or the perception that such sales might occur also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
We may not be able to maintain our listing on the Nasdaq Global Market if we are unable to satisfy the minimum bid price requirements and, if we fail to do so, the price and liquidity of our common stock may decline.
     Our stock is currently trading at around $1.00 per share or above. Accordingly, we have the potential to trade below the Nasdaq $1.00 minimum bid price requirement. On November 19, 2007, our stock closed at $0.81, but then closed at $1.00 the following day. Under the rules of the Nasdaq Global Market, if our stock trades below $1.00 per share for 30 consecutive business days, Nasdaq will issue a notice of intent to delist us if we do not achieve compliance within 180 days of receiving the notice. Compliance can generally be achieved by meeting the $1.00 minimum bid price for a minimum of 10 consecutive days. If our shares do not trade above $1.00 for substantial periods, there is a possibility that we could face delisting, which could have a negative effect on the market price for our shares.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends. We did not repurchase any shares of our common stock during the first nine months of 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the special meeting of shareholders held on August 8, 2007, the shareholders approved the voting rights for the Series A Convertible Preferred Stock of the Company in excess of the NASDAQ exchange cap and the potential issuance of common stock upon conversion of the Series A Preferred Stock and exercise of the warrants of the Company in excess of that exchange cap, as described in the proxy statement for the special meeting. The proxy statement was dated July 20, 2007 and filed with the Securities and Exchange Commission pursuant to Regulation 14A.
     The proposal received 28,229,090 votes for and 103,009 votes against. There were 3,190 abstentions and no broker non-votes.
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
Stacy A. Kruse
Chief Financial Officer and Treasurer
Date: December 13, 2007

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