Form 10-K
period 2008-02-02
WILSONS THE LEATHER EXPERTS INC
filed 2008-04-14
CIK 1016607

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant was $44,153,181 based on the closing sale price for the common stock on the last business day of the registrant’s most recently completed second fiscal quarter as reported by the Nasdaq Global Marketsm. For purposes of determining such aggregate market value, all executive officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 39,372,209 at April 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Wilsons The Leather Experts Inc. for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the registrant’s fiscal year ended February 2, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”). The Audit Committee Report is expressly not incorporated by reference in this Form 10-K.

WILSONS THE LEATHER EXPERTS INC.

FORM 10-K

For the fiscal year ended February 2, 2008

PART I

When we refer to “we,” “our,” “us,” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies. Unless otherwise indicated, references to our fiscal year mean the year ended on the Saturday closest to January 31. The periods that will end or have ended on January 31, 2009, February 2, 2008, February 3, 2007, and January 28, 2006 are referred to herein as 2008, 2007, 2006, and 2005, respectively. The results of operations for fiscal year 2006 consisted of 53 weeks. All other fiscal years referenced consist of 52 weeks.

Item 1.	Business

Disclosure Regarding Forward-Looking Statements

The information presented in this Form 10-K under the headings Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made and relate to, among other things, future comparable store sales results, business strategies, changes to merchandise mix, future sales results, expected demand for our products, financing requirements, capital expenditures, store operations, store openings and closings, and competition. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of our control, including those set forth under Item 1A. “Risk Factors,” beginning on page 10 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under Item 1A. “Risk Factors,” as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth under Item 1A. “Risk Factors” in this section. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “may,” “will,” “project,” “should,” “continue,” and similar expressions or the negative thereof, as they relate to us, are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multi-channel store locations are designed to target a broad customer base with a superior level of customer service. Through our international leather sourcing network and relationships with vendors of nationally recognized designer brands, we are able to consistently provide our customers with quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.

As of February 2, 2008, we operated a total of 391 stores (including 158 stores that we are liquidating — see “Reorganization and Partial Store Liquidation”) located in 42 states, including 259 mall stores, 118 outlet stores and 14 airport locations. We have historically supplemented our permanent stores with temporary seasonal stores during our peak selling season. However, operation of our temporary seasonal stores was suspended in 2006. We do not intend to operate any temporary seasonal stores in the foreseeable future. Our mall stores average approximately 2,560 total leased square feet and as of February 2, 2008, featured a large assortment of classic and contemporary leather outerwear, accessories and apparel. Our outlet stores operate primarily under the Wilsons Leather Outletsm name, average approximately 3,900 total leased square feet and offer a combination of clearance merchandise from our mall stores, special outlet-only merchandise and key in-season goods. Our airport stores average approximately 630 total leased square feet, feature travel-related products as well as leather accessories and provide us the opportunity to showcase our products and the Wilsons Leather brand to millions of potential customers each year in some of the busiest airports in the United States.

Financial Strategy

In 2007, our goal was to build on the “reinvented” Wilsons Leather we worked to create in 2006 to appeal to a more contemporary and upscale target customer and not revert to the promotional “price only” environment of crowded stores and unattractive presentations that was our past. Our fiscal 2007 results reflect the fact that the transition of our customer base is taking more time than anticipated, as our traditional price only customer has opted out of the “reinvented” Wilsons Leather. We have yet to reach our new target customer in satisfactory numbers. Over the past few years, mall traffic has been trending downward, off-mall retail venues have gained popularity and competition has continued to increase from non-specialty discounters and mass merchandisers. Compounding these issues for us was an extremely challenging retail environment for outerwear in 2007.

During 2007, our primary initiatives to build on the “reinvented” Wilsons Leather were:

Increase Accessories Penetration.  To mitigate the continuing seasonality we face in the outerwear business, we continued to expand our accessories categories. Outerwear comparable store sales continue to decline year over year, which further supports our shift in strategic focus toward accessories. Our accessories penetration increased to 44.9% of net sales in 2007 as compared to 41.4% and 38.3% in 2006 and 2005, respectively. We will continue to increase our accessories profile in 2008 by offering nationally recognized designer brands in our 100 remaining mall stores. We plan to make accessories our primary product offering.

Emphasis on Designer Brands.  We significantly increased the number of nationally recognized designer brands in our accessories and outerwear offerings during the 2007 holiday season, primarily in our mall stores. Designer brand product performed better than our private label offerings for both accessories and outerwear and we plan to significantly increase our designer brand offerings in 2008. Sell-throughs of designer brands, at higher average unit retails, are significantly higher than our own private label offerings.

New Store Environment Test.  We tested a new store environment in four locations during the fourth quarter of 2007. These stores featured primarily designer brands for both accessories and outerwear, with an emphasis on accessories. Designer brand handbags were featured using updated display fixtures and presentations. In addition, two of these stores operated under the name “Studio” as part of the test. Initial test results for the accessories business in these stores was promising and we look forward to rolling out an improved version of this store concept to our 100 remaining mall stores in 2008.

Develop a Wholesale Business.  In 2006, we laid the foundation for a wholesale business to sell proprietary licensed and branded leather products in geographic and product categories outside our current markets and product mix. During 2007, we continued to focus on building a wholesale business and we established relationships with certain major retailers. However, we have decided to focus our limited capital resources on our new go-forward accessories mall concept and revitalization/enhancement of our outlet and airport channels. As such, we will discontinue our wholesale business during the first quarter of 2008.

Our financial strategy for 2008 is to aggressively reduce costs and working capital needs, launch a new mall accessory store concept and revitalize/enhance our outlet and airport channels.

Reorganization and Partial Store Liquidation.  On February 15, 2008, we announced that we would liquidate up to 160 mall stores (subsequently revised to 154 mall stores and four outlet stores — the “liquidation stores”) and eliminate approximately 938 store-related positions. We retained a third party liquidator and real estate firm to assist in this process. The liquidation is part of a strategy aimed at reducing our mall store base, aggressive cost cutting measures and the launch of a new mall accessories store concept. Concurrent with these store closures and using the liquidation sale proceeds, our 100 remaining mall stores will be remodeled to a new mall accessories store concept that has been tested in four different regions of the country, as mentioned above. As part of the launch of our new mall accessories concept stores and ongoing cost reduction efforts, we have also realigned our organization to reflect the reduced store base and decreased overseas sourcing needs. As a result, we eliminated 64 positions at our corporate headquarters, overseas offices and distribution center. During the fourth quarter of 2007, we recorded a $9.3 million impairment loss related to the assets located at the liquidation stores as well as $10.4 million in other asset impairment charges that were primarily related to the mall-based stores that will be converted to the new accessories concept.

New Mall Accessories Store Concept.  During the 2007 holiday season, as mentioned above, we began testing a new mall accessories store concept in four stores to address our customer traffic issues and elevate our brand positioning. With that test, we identified an accessories centered offering that appeals to an important buying demographic.

This new concept will be a designer brand driven store for women, focusing on fashion accessories with a limited selection of outerwear. We have kept only our best mall stores in the best locations for this concept. Our plan is to remodel every remaining mall store to this new concept during 2008. With handbags generally priced from $100 — $400, this new concept will provide an upscale boutique feel for customers in the emerging or mass luxury category and will be an alternative to the department store homogenization that has occurred in this category.

Revitalize/Enhance Our Outlet and Airport Channels.  Our outlet and airport channels have historically been profitable and cash flow positive. The reorganization and partial store liquidation included the closing of only four outlet stores. These channels are the foundation for our new mall accessories store concept to provide stability and cash flow as our new accessories concept is developed. We plan to introduce new product offerings in both accessories and outerwear in our outlet channel. In addition, we will strive to implement new marketing packages and improved display presentations in our outlet channel.

Merchandising Strategy and Product Design

During the 2007 holiday season, we shifted the emphasis of product mix in our mall stores to designer brand product in outerwear. It is clear that designer brand product outperforms our private label offerings in our stores and as a result, we will significantly increase the mix of designer brand offerings in both accessories and outerwear in our mall stores and we eventually intend to eliminate private label offerings in those stores. This represents a change in strategy from our past, when the majority of our product was designed and sourced directly by us, working with our overseas partners. As a result, we will close the majority of our overseas sourcing office locations in the first quarter of 2008 and will have a minimal direct presence in China, Hong Kong and India going forward to support a significantly reduced amount of private label offerings.

The elements of our merchandise strategy combine to create an assortment of products that appeal to consumers from a broad range of socio-economic, demographic and cultural profiles and are designed to generate demand and increase comparable store sales. We perform internal market research at least annually and we will continue to survey our current and potential customers each year to update our customer demographics.

In 2007, we continued to update the merchandising of accessories within our mall stores to increase the size of our accessories business. The emphasis was primarily on handbags. As a result, accessories penetration increased to 44.9% from 41.4% of net sales in 2006. In 2008, we plan to continue to expand our accessories offerings with a goal of 70% penetration in our 100 remaining mall stores. The overwhelming majority of these accessories will be designer brand offerings. Our accessories business has proven to be less seasonal and has grown into the largest merchandise category of our business. We believe that further increasing our accessories business will offer us an opportunity to limit the risks inherent in and reduce the seasonality of our business.

New Mall Accessories Store Concept.  We decided to close the majority of our mall stores and remodel the 100 remaining mall stores to a new accessories concept. The cash proceeds from the liquidation of inventory at the closed stores will be used to help fund the transformation of the 100 remaining mall stores. This new concept will be a designer brand driven store for women, focusing on fashion accessories with a limited selection of outerwear. All of the product we plan to offer in our mall stores will be designer brand product. We will no longer offer any of our private label merchandise at these stores. Our store fixtures and signage will be updated to better display and highlight the various designer brands we will sell. We plan to complete the remodel of all 100 mall stores during 2008.

Target Core Customer Base.  In 2008, we intend to continue to appeal to a more classic and contemporary target customer. In our stores, we target high potential, high-volume customers ages 25 to 55, and we work to ensure that our stores are assorted with the products they want. In our new accessories mall concept, we will focus on women by offering fashionable designer brand handbags and accessories. In our outlets, we will continue to deliver fashion-right leather merchandise for men and women that fits the lifestyle needs of our target customers at prices they find attractive.

Pursue Multiple Selling Channels.  We operate our stores in malls, outlet centers and airports. We also sell through our e-commerce site. Our new accessories concept in our mall stores focuses on designer brand handbags for women and we plan new merchandise offerings in our outlet channel as well. It is our hope that these new product offerings will generate the increased traffic we need to improve our sales and operating performance.

The following table sets forth the percentages of net sales by major merchandise category for 2007 and 2006:

Merchandise Category	2007	2006

Accessories	44.9%	41.4%
Women’s apparel	27.0%	28.0%
Men’s apparel	28.1%	30.6%

Total	100.0%	100.0%

Sourcing and Quality Assurance

With our shift toward designer brand merchandise mentioned above, we will significantly reduce the volume of private label product we directly design and source. The majority of our product will be purchased from third party domestic vendors. Specifically, our mall stores will carry 100% designer brand product. As a result, we have decided to close the majority of our overseas sourcing office locations in the first quarter of 2008 and will have a minimal direct presence in China, Hong Kong and India going forward.

During 2007, and throughout our past, our sourcing infrastructure and strong relationships with our overseas suppliers allowed us to effectively control merchandise production without owning manufacturing facilities. Our designers and buyers worked closely with our sourcing team to identify and develop leather styles, colors and finishes. During 2007, we maintained a staff of approximately 33 professionals located in China, Hong Kong and India who were primarily responsible for overseeing the production and quality assurance process in overseas factories and were supervised by the sourcing team at our corporate headquarters. Their responsibilities included inspecting leather at the tanneries, coordinating the production capacity, matching product samples to our technical specifications, and providing technical assistance and quality assurance through inspection in the factories. In 2007, approximately 65% of our outerwear and accessories were manufactured by approximately 60 independently owned manufacturing facilities located primarily in China and India. Going forward, our merchandising department will be working primarily with third party domestic vendors to choose the right mix of designer brand merchandise. However, we will maintain a minimal presence in China, Hong Kong and India working from a single office location, with only three full-time professionals in Hong Kong, who will work closely with the merchandising team at our corporate headquarters performing primarily merchandising and quality assurance functions.

Store Formats and Locations

As of February 2, 2008, we operated 391 retail stores (including the 158 liquidation stores) located in 42 states, including 259 mall stores, 118 outlet stores and 14 airport locations. While we had historically supplemented our permanent stores with temporary seasonal stores during our peak selling season, operation of our temporary seasonal stores was suspended in 2006. We do not intend to operate any temporary seasonal stores in the foreseeable future.

In addition, our e-commerce site at www.wilsonsleather.com offers leather outerwear, accessories and apparel, as well as company background and financial information.

Store Locations as of February 2, 2008:

					Liquidation Stores
State	Mall	Outlet	Airport	Total	Mall	Outlet

Alabama	—	1	—	1	—	—
Arizona	2	1	—	3	1	—
California	24	14	1	39	15	—
Colorado	4	4	—	8	2	—
Connecticut	6	1	—	7	3	—
Delaware	2	1	—	3	1	—
Florida	8	8	1	17	5	—
Georgia	8	5	3	16	5	—
Iowa	4	1	—	5	3	—
Idaho	1	—	—	1	1	—
Illinois	22	4	5	31	19	—
Indiana	6	2	—	8	5	—
Kansas	2	1	—	3	1	—
Kentucky	2	—	—	2	2	—
Louisiana	—	2	—	2	—	—
Massachusetts	8	2	—	10	5	—
Maryland	8	4	—	12	3	—
Maine	1	2	—	3	1	—
Michigan	16	3	—	19	11	1
Minnesota	11	3	1	15	5	—
Missouri	3	3	—	6	2	—
Mississippi	—	2	—	2	—	—
North Carolina	7	3	—	10	3	—
North Dakota	3	—	—	3	1	—
Nebraska	1	—	—	1	—	—
New Hampshire	4	2	—	6	2	—
New Jersey	7	3	—	10	2	—
New Mexico	2	1	—	3	2	—
Nevada	1	3	—	4	—	—
New York	15	4	—	19	9	1
Ohio	14	4	—	18	11	1
Oklahoma	2	—	—	2	—	—
Oregon	5	1	—	6	2	—
Pennsylvania	14	5	1	20	8	—
South Carolina	—	5	—	5	—	1
South Dakota	2	—	—	2	2	—
Tennessee	6	4	—	10	3	—
Texas	10	8	—	18	4	—
Utah	1	1	1	3	—	—
Virginia	7	3	1	11	5	—
Washington	9	3	—	12	3	—
Wisconsin	11	4	—	15	7	—

GRAND TOTAL	259	118	14	391	154	4

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

Our cross-functional review committee approves proposed store projects, including new sites and lease renewals. We periodically evaluate our stores to assess the needs for remodeling or the timing of possible closure based on economic factors. Our real estate, store planning and executive management teams analyze the performance and profitability of our stores and markets to assess the potential for new and replacement stores and to identify underperforming stores. In 2008, we plan to open two outlet stores and close five mall stores (primarily related to natural lease terminations) in addition to the 158 liquidation stores.

The following chart highlights the number of stores, by format, opened or closed in each of the last three years:

	Mall	Outlet	Airport	Total

Store count as of January 28, 2006	298	110	14	422
Fiscal year ended February 3, 2007
Stores opened	3	6	—	9
Stores closed	(14)	—	—	(14)

End of year count	287	116	14	417
Fiscal year ended February 2, 2008
Stores opened	1	4	—	5
Stores closed	(29)	(2)	—	(31)

End of year count	259	118	14	391

Liquidation stores February 15, 2008	154	4	—	158

Mall Stores.  As of February 2, 2008, we operated 259 mall stores in 38 states. This includes the 154 mall stores we are closing through liquidation in the first half of 2008. Our mall stores have historically showcased a full range of leather outerwear, accessories and apparel primarily under our proprietary labels. Our new accessories store concept in the 100 remaining mall stores will be a designer brand driven store for women, focusing on fashion accessories, primarily handbags, with a limited selection of outerwear. See “Financial strategy — new mall accessories store concept” above for further discussion of the new concept. These stores average approximately 2,560 total leased square feet and are located in all types of shopping malls, serving diverse demographics.

We had historically supplemented our mall stores with temporary seasonal stores during our peak selling season. We did not operate any temporary seasonal stores in 2006. We do not intend to operate any temporary seasonal mall stores in the foreseeable future.

Outlet Stores.  As of February 2, 2008, we operated 118 outlet stores in 36 states under the name Wilsons Leather Outletsm. One of these stores operates under the name The Wallet Works®. To maintain brand image, we generally locate outlet stores in larger outlet centers in areas away from our mall stores. Our Wilsons Leather Outletsm stores offer clearance items and special outlet-only merchandise as well as certain key in-season products for both men and women. Wilsons Leather Outletsm stores average approximately 3,900 total leased square feet. We did not operate any temporary seasonal outlet stores in 2006. We do not intend to operate any temporary seasonal outlet stores in the foreseeable future.

Airport Stores.  As of February 2, 2008, we operated 14 airport stores in eight states. Our airport stores play a key role in growing awareness of the Wilsons Leather name and showcasing our products to millions of travelers who pass by our airport stores each year. These stores average approximately 630 total leased square feet and carry many of our best-selling accessories styles.

e-commerce.  Our e-commerce site, www.wilsonsleather.com, offers an extension of our store experience and is intended to increase brand awareness, strengthen the relationship with our customers, make our merchandise more accessible to our customers and facilitate cross-marketing with our stores. We are also using e-mail as a means of reaching out to our customers. Our e-commerce site features key in-season merchandise as well as promotional merchandise. In 2007, our on-line net sales grew 11.1% to $7.4 million as compared to $6.7 million in 2006. We plan to continue to invest prudently in the development and maintenance of our on-line presence, with the Internet serving as an additional shopping format for our customers, as well as a vehicle for building brand awareness. The administration and marketing of our e-commerce site is outsourced to a third party vendor who performs similar services for other specialty retailers.

Store Operations.  Our store operations are organized by region. During 2007, our mall and airport stores were divided into two regions, and our outlet stores comprised a third region, with each region subdivided into districts. During 2008, as a result of the closing of the liquidation stores and significantly lower store base, our mall stores will comprise one region and our outlet and airport stores will comprise a second region, with each of these regions subdivided into districts. Each district manager is responsible for anywhere from nine to 14 stores. Individual stores are staffed by a manager, an assistant manager and a complement of full- and part-time sales associates whose numbers fluctuate based upon expected and actual sales. A typical store manager has on average over four years experience with our company. Store managers are responsible for hiring and associate training, operations including, among other things, visual display and inventory control and sales. All other aspects of store operations are administered centrally by our corporate offices.

A core aspect of our corporate culture is to focus on employee training and customer service. We emphasize sales associate training to ensure each associate has knowledge of our merchandise and our target customer. Our associates receive ongoing training in the unique properties of leather, the appropriate methods of care for the various leather finishes and the product specifications and details of our merchandise. In addition, we train associates to perform minor repairs in our stores for customers free of charge.

We regularly evaluate our customer service performance through on-line customer satisfaction surveys, direct surveys of customers who return merchandise and mall intercept surveys. Issues relating to policy, procedure or merchandise are frequently reviewed to improve service and quality.

Distribution

Merchandise for our stores was shipped directly from domestic merchandise vendors or overseas manufacturers to our distribution center located in Brooklyn Park, Minnesota or to a third-party distribution facility in Kent, Washington. We discontinued use of the distribution facility in Kent, Washington late in the fourth quarter of 2007. With the significantly decreased store base as a result of the liquidation, we no longer have the merchandise volume to justify use of two distribution centers. We are party to a 15-year operating lease, with a five-year option to extend, for our 289,000 square-foot distribution center in Brooklyn Park, Minnesota that is equipped with automated garment-sorting equipment, automated accessory packing equipment, and hand-held radio frequency scanners for rapid bar code scanning and enhanced merchandise control. During 2007, approximately 20% of the merchandise received was immediately sent to our stores through cross-docking via the Kent, Washington distribution center, which allowed for reduced logistics expense and improved speed to market. Merchandise is shipped to our Brooklyn Park, Minnesota distribution center to replenish stores weekly with key styles and to build inventory for the peak holiday selling season. Through the integration of merchant and distribution systems, we are able to frequently replenish goods to ensure that our stores maintain an appropriate level of inventory.

Marketing and Advertising

Our marketing strategy in 2008 will focus on developing our new accessories store concept in our mall stores and revitalizing/enhancing our existing outlet and airport channels. As mentioned earlier in “Financial strategy — new mall accessories store concept,” we will be remodeling our 100 remaining mall stores to a new accessories store concept. This new concept will be a designer brand driven store for women, focusing on fashion accessories with a limited selection of outerwear. Our new concept will provide great design and innovative products from both known and emerging designers. The stores will be dramatic, with a sophisticated, contemporary, feminine design that highlights products in the style of high-end boutiques. These stores will have new wall graphics, signage, ticketing, and store display fixtures that will highlight the designer brands we offer.

Our outlet stores will also offer new merchandise in both accessories and apparel. We will update our wall graphics and signage in the outlets as well to highlight the increased mix of designer brand product.

Our airport stores showcase the Wilsons Leather name and some of our best selling accessories travel brands to millions of travelers annually in some of the busiest airports in the United States. Our e-commerce site makes our merchandise more accessible to customers, increases brand awareness and facilitates cross-marketing efforts with our brick and mortar stores.

We market to specific lifestyles and offer outerwear, accessories and apparel in styles ranging from classic, to contemporary, to high fashion. We target high potential, high-volume customers between the ages of 25 and 55. In the case of our new accessories mall store concept, we will be focusing entirely on fashion conscious women. We are in the process of evaluating several different forms of media promotion to better reach our target customer in 2008.

Licensing

Our sales of licensed products were an important part of our business. Licensed product net sales were $4.3 million, $10.9 million and $13.3 million in 2007, 2006 and 2005, respectively. However, with the shift in strategy to the new mall accessories store concept and our decision to exit the wholesale business, we have decided to discontinue our current licensing relationships. We may, in the future, seek new licensing strategies as our new accessories store concept evolves.

Our primary licensed merchandise had been with some of the top NASCAR® drivers for a line of products including men’s and women’s fashion leather jackets, handbags and other accessories bearing the marks of these popular drivers. Under these licensing agreements, we were generally required to achieve a minimum level of net sales, pay specified royalties and receive prior approval from the licensor as to all elements of the licensed merchandise we offered. We were also limited as to the selling channels we could use and were precluded from competing with certain licensor channels. The licensor generally maintained the right to terminate our license agreement if we failed to satisfy the specified requirements. Certain of our license agreements have provisions requiring minimum sales and related royalty commitments be met. All required royalty commitments had either been met or were accrued for as of the end of 2007. However, subsequent to year end, we have stopped making these payments as part of our cost reduction initiatives.

Information Systems

We continually assess and upgrade our information systems in an effort to better support our stores’ operations and home office administrative functions. Over the past several years, we have made considerable investments in improving our information systems and completing the replacement of major operating platforms in the functional areas of merchandising, finance, human resources, manufacturing, and store point-of-sale and back-office systems. Most recently, in 2006 we completed a significant upgrade to our financial systems, replaced the core components of our store point-of-sale systems hardware, installed traffic counters in certain stores on a pilot basis, and implemented a data warehouse to provide more timely and detailed information. During 2007, we commenced work on a new point-of-sale system that we plan to roll out to our stores in 2008. These systems provide all levels of our organization access to information, powerful analytical tools to improve our understanding of sales and operating trends and the flexibility needed to anticipate future business needs. We believe that our current systems, along with planned upgrades, are adequate to meet our operational plans over the next several years.

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

Competition

The retail leather outerwear, accessories and apparel industry is both highly competitive and fragmented. We believe that the principal bases upon which we compete are selection, style, quality, price, value, store location, and service. We compete with a broad range of other retailers, including specialty retailers, department stores, mass merchandisers and discounters, and other retailers of leather outerwear, accessories and apparel. Over the past few years, mall traffic has been trending downward, off-mall retail venues have gained popularity and competition has continued to increase from non-specialty discounters and mass merchandisers, as they have significantly expanded into leather outerwear at promotional price points. We have found that we have different competitors during different times of the year. For example, our competition with department stores increases during the holiday gift giving season. While our prices are competitive and we believe our quality is superior, we lack the marketing leverage these parties can bring to bear during the fourth quarter when they promote leather outerwear.

Trademarks

We conduct our business under various trade names, brand names, trademarks, and service marks in the United States, including M. Julian®, Maxima®, Pelle Studio®, Wilsons The Leather Expertstm, Tannery West®, Georgetown Leather Designtm, The Wallet Works®, Wilsons Leathertm, Wilsons Leather Outletsm, Handcrafted by Wilsons The Leather Expertstm, and Vintage by Wilsons The Leather Expertstm. However, our Wilsons Leather branded items are becoming a significantly smaller percentage of our business and eventually will be sold only in our outlet stores and through our e-commerce Website.

Employees

As of February 2, 2008, we had 2,998 associates working for our company. Of these, 232 were corporate office and distribution center associates, 949 were full-time and 1,784 were part-time associates in our stores and 33 were located in our far east sourcing offices. In 2007, during our peak selling season from October through January, we employed approximately 49 additional seasonal associates in our distribution center and approximately 1,632 additional seasonal associates in our stores. On February 15, 2008, we announced the liquidation of 158 stores (see “Financial Strategy — Reorganization and Partial Store Liquidation”). As a result, approximately 938 store-related positions were eliminated, as well as 64 positions at our corporate headquarters, overseas offices and distribution center. We consider our relationships with our associates to be good. None of our associates are governed by collective bargaining agreements.

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

We will need funding during the second quarter of fiscal 2008, and there is no assurance that funding will be available.

We have had recurring losses from operations and negative cash flows from operating activities in 2007 and 2006. Our senior credit facility was amended on February 14, 2008. The amendment, among other things, allowed for the liquidation of 158 stores, revised our borrowing base by adding a $10.0 million reserve, prohibits borrowing under our revolving line of credit until we provide projections and a business plan that are acceptable to our lender, and requires a monthly appraisal of our inventory. In order to execute our go forward plans, we will need to amend some of the restrictions in our current credit facility, or find alternative sources of credit, and raise additional capital during the second quarter. Without additional capital, we may run out of cash in the second quarter of 2008. These conditions led our independent registered public accounting firm to include an explanatory paragraph in its report expressing substantial doubt about our ability to continue as a going concern. We are pursuing possible sources of funding, including possible sales of existing assets. However, there can be no assurance that additional funding will be available or can be obtained on terms that are favorable to us, or at all. We have not received an indication from the lender in our current credit facility that the lender will agree to amend the terms of the facility. If we are not able to obtain additional capital in the second quarter, we will not be able to continue our operations outside of bankruptcy. Under certain bankruptcy events, the Company may be required to redeem shares of its Preferred Stock at their liquidation value, which is the $45 million purchase price for those shares plus any accrued but unpaid dividends. However, the redemption would not be permitted by law, unless the Company is able to pay its debts as they come due, and would be prohibited by the terms of its existing credit facility. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we raise capital through the issuance of additional equity securities, the holdings of existing shareholders will be diluted.

We may not be able to maintain our listing on the Nasdaq Global Market if we are unable to satisfy the minimum bid price requirements and, if we fail to do so, the price and liquidity of our common stock may decline.

On February 15, 2008, we received notice from The Nasdaq Stock Market stating that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5). The notice had no effect on the listing of our securities at that time, and our common stock continues to trade on the Nasdaq Global Market under the symbol “WLSN”.

In accordance with Nasdaq Marketplace Rule 4450(e)(2), we have 180 calendar days, or until August 13, 2008, to regain compliance. The notice states that if, at any time before August 13, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that we have achieved compliance with the minimum bid price requirement. No assurance can be given that we will regain compliance during that period. As of April 7, 2008, our closing bid price was $0.19.

If we do not regain compliance with the minimum bid price requirement by August 13, 2008, Nasdaq staff will provide us with written notification that our securities will be delisted. At that time, we may appeal the delisting determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer our securities to The Nasdaq Capital Market if we satisfy the requirements for initial inclusion set forth in Nasdaq Marketplace Rule 4310(c), other than the minimum bid price requirement of Nasdaq Marketplace Rule 4310(c)(4). In such event, we will be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on The Nasdaq Capital Market. No assurance can be given that we will be eligible for the additional 180-day compliance period, or, if applicable, that we will regain compliance during any additional compliance period. Delisting of our common stock would have a negative effect on the market price for our shares and could limit our ability to raise additional capital.

We have not yet determined what action, if any, we will take in response to this notice, although we intend to monitor the closing bid price of our common stock between now and August 13, 2008, and to consider available options if our common stock does not trade at a level likely to result in our regaining compliance with the Nasdaq minimum closing bid price requirement.

We may not be able to exit store leases for the 158 liquidation stores on terms that are acceptable to us and to our lender.

A key component of our restructuring efforts, and our ability to finance the conversion of our mall-based stores to the new accessories concept, relates to lease terminations and store liquidations for our 158 liquidation stores. Currently, we have not reached agreement with landlords with respect to any of the leases for our 158 liquidation stores. In addition, our lender has limited the aggregate amount that we may pay to exit such leases. We can make no assurances that we will be able to exit such leases on terms that are acceptable to us and our lender.

We may not be able to utilize our tax net operating loss carryforwards.

Our ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code, including Section 382. We have determined that changes in ownership under this section have occurred on June 4, 2003 and May 30, 2006. These ownership changes result in $37.0 million of the total $136.1 million net operating loss carryforward being limited. On an annual basis, approximately $4.1 million of the Section 382 limited net operating loss will become available for utilization. If we raise capital through the issuance of additional equity securities, the loss carryforwards as of February 2, 2008 may be subject to annual limitations that could significantly reduce the aggregate amount of carryforwards available to offset future taxable income, if any.

We may not be able to expand our accessories business or acquire suitable accessories brands.

In June 2007, we completed a $45.0 million Preferred Stock and Warrant financing. In addition to the influx of capital, this private placement brought us a large new investor, Goldner Hawn Private Equity, to assist in setting our long-term strategic direction. We expect that our future business strategy will build on our previously established initiative of expanding our accessories business. Analysis of our strategic alternatives related to our accessories business includes the potential acquisition of a small, established brand, the potential acquisition, joint venture or licensing agreement surrounding a larger, more well known brand and the offering of popular accessory designer brands. However, our ability to implement these strategies may be limited by our financial resources. As mentioned in “Financial Strategy — New Mall Accessories Store Concept,” we tested a new accessories concept in four of our stores during the 2007 holiday season. On February 15, 2008, we announced that we would liquidate up to 160 mall stores and use the proceeds of the liquidation sales to remodel our 100 remaining mall stores to this new accessories concept (see “Financial Strategy — Reorganization and Partial Store Liquidation”). This new accessories concept will be a designer brand driven store for women, focusing on fashion accessories with a limited selection of outerwear. We have kept only our best mall stores in the best locations for this new concept. Our plan is to remodel all 100 remaining mall stores this year into this new accessories concept, if we have sufficient capital. We believe that expansion of our accessories business through the new concept would attract new customers and improve comparable store sales. However, this strategy is in the early stages of development. There can be no assurance that we will be able to expand our accessories business through either greater acceptance of our new designer brand offerings or acquisition of a suitable accessories brand. If we are not able to successfully develop this new concept, we may not be able to obtain products from desirable designer brands. In addition, certain of our leases contain restrictions on the name we use and the products we sell that may be incompatible with our go forward plans. If we are not able to execute this strategy and attract additional customers, our comparable store sales, operating margins and cash flow will be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.

Our growth is dependent on strengthening the operating performance of our existing stores and development of our accessories concept.

Our ability to grow our existing business depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives related to strengthening our stores’ operations and increasing brand acceptance. Our growth over the next several years depends on our ability to successfully and effectively manage our existing business by continuing to revitalize our mall and outlet stores, increase acceptance of our brand and the designer brands we offer and open new stores on a limited basis as opportunities arise. Our ability to grow our business will be limited, however, if we are unable to improve the sales performance and productivity of our existing stores. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations. Our new mall accessories store strategy will be a designer brand driven store for women, focusing on fashion accessories with a limited selection of outerwear. These stores will feature popular designer brands and appeal to fashion conscious women. In our outlet stores, we are also going to offer new merchandise in both accessories and apparel. However, our ability to implement these strategies may be limited by our financial resources. If we are not able to develop our new strategies, attract customers through our new strategies and gain acceptance of our new accessories store concept, our comparable store sales, operating margins and cash flow will be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

Our comparable store sales declined during each of the last three years.

Our comparable store sales decreased by 10.4%, 17.2% and 2.9% in 2007, 2006 and 2005, respectively. Our comparable store sales are affected by a variety of factors, including:

•	general economic conditions and, in particular, the retail sales environment;

•	consumer shopping preferences;

•	transition of our target customer base;

•	level of acceptance of our designer brand merchandise offerings;

•	level of acceptance of the Wilsons Leather brand;

•	actions by competitors or mall anchor tenants;

•	weather conditions;

•	fashion trends;

•	changes in our merchandise mix;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	maintaining appropriate inventory levels;

•	calendar shifts of seasonal periods; and

•	timing of promotional events.

A continued inability to generate comparable store sales increases in the future would erode operating margins if we were unable to implement additional cost reductions and could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our key suppliers to implement our merchandising strategy to offer designer brands in our stores’ accessories and outerwear product mix.

Our new accessories concept will be a 100% designer brand driven store for women, focusing on fashion accessories with a limited selection of outerwear. These stores will feature popular designer brands and appeal to fashion conscious women. We believe that in offering these designer brands, we will generate additional traffic in our stores. The successful implementation of this designer brand strategy will depend on our relationships with our key suppliers. Our inability to successfully integrate additional designer brands into our accessories and outerwear merchandise mix may limit acceptance of our new accessories concept, which may have a material adverse effect on our business, financial condition and results of operations.

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

We continually review our stores’ operating performance and evaluate the carrying value of their assets in relation to their expected future cash flows. In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets. In the fourth quarter of 2007, we recorded an impairment loss of $19.7 million. This impairment loss was comprised of: 1) all of the assets located at the liquidation stores, 2) all of the non-inventory assets located at our 100 remaining mall stores and 3) all of the non-inventory assets at four of our outlet stores. In the fourth quarter of 2006, we recorded an impairment loss of $0.7 million related to certain of our mall store assets. These impairment losses are described in greater detail in Note 1, “Summary of significant accounting policies — store closing and impairment of long-lived assets,” contained in our consolidated financial statements beginning on page F-8 of this report. If our stores’ operating performance does not improve in the future, the carrying value of our stores’ assets may not be recoverable in light of future expected cash flows. This may result in our need to record additional impairment losses in certain markets where our stores operate that could have a materially adverse effect on our business, financial condition and results of operation.

The high level of competition in our markets may lead to reduced sales and profits.

The retail leather outerwear, accessories and apparel markets are highly competitive and fragmented. We compete with a broad range of other retailers, including other specialty retailers, department stores, mass merchandisers and discounters, many of which have greater financial and other resources. Increased competition may reduce sales, increase operating expenses, decrease profit margins, and negatively affect our ability to obtain site locations, sales associates and other employees. Over the past few years, mall traffic has been trending downward, off-mall retail venues have gained popularity and competition has continued to increase from non-specialty discounters and mass merchandisers as they have significantly expanded into the leather outerwear category at promotional price points. There can be no assurance that we will be able to compete successfully in the future and, if we are unable to do so, our business, financial condition and operating results could be adversely affected.

Uncertainty in general economic conditions may lead to reduced consumer demand for our outerwear, accessories and apparel and could adversely affect our business and liquidity.

Meeting our future capital requirements depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among others:

•	general economic conditions, including recessionary periods;

•	rising energy prices;

•	interest rates;

•	the availability of consumer credit;

•	continued hostilities in the Middle East and other significant national and international events; and

•	taxation and consumer confidence in future economic conditions.

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

Unseasonably warm weather during the fall and winter season has negatively impacted our comparable store sales and total net sales performance in the past. While we are striving to mitigate our dependence on outerwear, as evidenced by our new mall accessories store concept, we will continue to sell a limited selection of outerwear in our mall stores and a larger selection in our outlet stores. Continued warm weather trends in the future may have a material adverse effect on our business, financial condition and results of operations.

Our inability to effectively respond to changes in fashion trends and consumer demands could adversely affect our sales.

Our success, including acceptance of our new mall accessories store strategy, depends on our ability to identify fashion and product trends as well as our ability to anticipate, gauge and react swiftly to changes in consumer demand. Our products must remain appealing for a broad range of consumers with diverse and changing preferences; however, our orders for products must be placed in advance of customer purchases. We cannot be certain that we will be able to identify new fashion trends and adjust our product mix in a timely manner. If we misjudge market preferences, we may be faced with significant excess inventories for some products and missed opportunities for other products. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventories. In addition, consumer sentiment toward and demand for leather and designer brand offerings may change and we may not be able to react to any such changes effectively, or at all. There can be no assurance that demand for our products and designer brand offerings will not decline as a result of negative publicity regarding certain diseases that may affect the supply of hides used to make leather products such as mad cow and hoof-and-mouth disease. If we are unable to anticipate, gauge and respond to changes in demand or if we misjudge fashion trends, it could have a material adverse effect on our business, financial condition and results of operations.

A decrease in the availability of leather or an increase in its price could harm our business.

The cost of leather comprises a significant portion of our overall merchandise cost. A number of factors affect the price of leather, including the demand for leather in the shoe, furniture and automobile upholstery industries. In addition, leather supply is influenced by worldwide meat consumption and the availability of hides. Fluctuations in leather supply and pricing, which can be significant, may have a material adverse effect on our business, financial condition and results of operations. Our transition to our new accessories concept will reduce our reliance on leather.

We could have difficulty obtaining merchandise from our foreign suppliers.

We import our outerwear and accessories from independent foreign contract manufacturers located primarily in China and India. We do not have long-term contracts or formal supply arrangements with our contract manufacturers. In 2007, approximately 65% of our outerwear and accessories contracted for manufacture were purchased from foreign suppliers, with approximately 56% purchased from China and 7% purchased from India. With our shift toward designer brand merchandise going forward, we will significantly reduce the volume of private label merchandise we source from overseas vendors. The majority of our product will be purchased from third party, domestic vendors. However, the majority of this product will still be manufactured overseas in places like China and India. Trade relations with China and India have, in the past, been contentious. If trade relations with these countries or any other country from which we purchase goods, either directly or indirectly, deteriorate, or if any new or additional duties, quotas or taxes are imposed on imports from these countries, leather purchase and production costs could increase significantly, negatively impacting our sales prices, profitability or the demand for leather merchandise and designer brand offerings. Further, we cannot predict whether any of the countries in which our products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the United States government, including the likelihood, type or effect of any such restrictions, or whether any other conditions having an adverse effect on our ability to purchase products will occur. Certain other risks related to foreign sourcing and purchasing include:

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

Since our leather outerwear and apparel products are most often purchased during the holiday season, we experience substantial fluctuations in our sales and profitability. We generate a significant portion of our net sales from October through January, which includes the holiday selling season. We generated 50.4% of our annual net sales during that time period in 2007, and 23.5% in December alone. While we are striving to mitigate our dependence on outerwear, as evidenced by our new mall accessories store concept, we will continue to sell a limited selection of outerwear in our mall stores and a larger selection in our outlet stores. Because our profitability, if any, is historically derived in the fourth quarter, our annual results of operations have been, and will continue to be, heavily dependent on the results of operations from October through January.

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

The public sale of our common stock issued pursuant to our employee benefit plans or the sale into the market of the shares issued in our equity financing in April 2004 or issuable upon exercise of the warrants delivered in connection with our April 2004 equity financing, as well as shares issuable upon conversion of the Preferred Stock and exercise of the Warrants issued in connection with the June 2007 preferred stock financing described in this report, could decrease the price of our common stock or make it more difficult to obtain additional financing in the future.

As of February 2, 2008, 1,471,660 shares were subject to issuance upon the exercise of vested stock options previously granted by us, all of which would be freely tradable if issued, subject to compliance with Rule 144 in the case of our affiliates. In addition, 1,054,516 shares of our common stock have been reserved for issuance pursuant to our employee benefit plans. In connection with the April 2004 equity financing which was completed on July 2, 2004, we issued 17,948,718 shares of our common stock and warrants to purchase four million shares of our common stock, subject to certain adjustments, to three institutional investors. With the June 15, 2007 Preferred Stock and Warrant financing described in this report, we issued shares of Preferred Stock that are initially convertible into 30 million shares of common stock and warrants to purchase 15 million shares of common stock, which Preferred Stock and Warrants are subject to certain anti-dilution adjustments. The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of preferred stock, that will increase the number of common shares upon conversion. As of February 2, 2008, there were 46,667 shares of preferred stock outstanding that were convertible into 31.1 million shares of common stock. Our Preferred Stock is convertible into shares of common stock at a conversion price of $1.50 per share and the warrants have an exercise price of $2.00 per share; however, these conversion and exercise prices are subject to anti-dilution adjustments in the event of stock issuances below either the market price or the conversion or exercise price. In addition, in connection with such financing, the number of shares of common stock issuable upon exercise of the warrants issued in the April 2004 equity financing increased by approximately one million shares to approximately five million. If we raise capital through the sale of equity, which due to the current market price of our common stock would likely occur at a price below the conversion price and exercise price of our Preferred Stock and warrants, our current shareholders will face further dilution, and this dilution may make it difficult for us to raise additional capital by selling equity. The market price of our common stock could decline as a result of market sales of such shares of common stock or the perception that such sales will occur. Such sales or the perception that such sales might occur also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We have identified two accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to the valuation of inventory and the valuation of property and equipment for impairment. Because of the uncertainty of estimates about these matters, we cannot provide any assurance that we will not:

•	significantly increase our lower of cost or market allowance for slow moving or obsolete inventory; or

•	recognize a significant fixed asset impairment charge.

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

Our success depends largely on the efforts and abilities of our current senior management team. The loss of service of any of these persons could adversely affect our business. Our Chief Executive Officer resigned effective April 3, 2008, and we do not currently have a President or Chief Executive Officer. We do not maintain key-man life insurance on any members of our senior management team.

Ownership of our common stock is concentrated.

Four of our investors beneficially owned, in the aggregate, 81.0% of our common stock as of April 1, 2008. These investors include: Marathon Fund Limited Partnership V (“Marathon,” owned and managed by Goldner Hawn Private Equity), Peninsula Investment Partners, L.P. (“Peninsula”), Quaker Capital Partners I, L. P., and Quaker Capital Partners II, L. P. (collectively “Quaker”). All of these investors are represented on our board and a support agreement exists among the investors that requires Peninsula and Quaker to vote with Marathon on various matters including election of two members to our board and certain defined transactions including the sale of the Company. These investors voting together would be able to exert significant influence over our business and affairs, including:

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

Our stock price has been, and is expected to continue to be, highly volatile. There could be an immediate adverse impact on our stock price as a result of:

•	any future sales of our common stock or other securities;

•	a decline in any quarter of our net sales or earnings;

•	a decline in any quarter of comparable store sales;

•	a deviation in our net sales, earnings or comparable store sales from levels expected by securities analysts;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other companies in the same or similar markets;

•	our inability to develop our new mall accessories store concept and the market perception of this new concept; or

•	difficulty obtaining alternative funding sources or other limitations on our liquidity.

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

Our corporate offices and our Brooklyn Park, Minnesota distribution center are in one location. Our operations could be materially and adversely affected if a catastrophic event (such as, but not limited to, a fire, tornado, flood, or act of terrorism) impacts the use of these facilities. There can be no assurance that we would be successful in obtaining alternative facilities in a timely manner if such a catastrophic event were to occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 2, 2008, we operated 391 leased store locations. All of our stores were located in shopping malls, outlet centers or airport retail locations. New store leases with third parties are typically 10 years in duration. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. On February 15, 2008, we announced that we would liquidate and close 154 mall stores and four outlet stores. As a result of our cost reduction strategies implemented since year end, we have stopped making payments under certain of our leases.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of April 7, 2008:

Name	Age	Position

Stacy A. Kruse	48	Chief Financial Officer and Treasurer
M. Adam Boucher	47	Chief Operating Officer
William S. Hutchison	34	Chief Merchandising and Sourcing Officer
Michael J. Tripp	39	Vice President, Global Logistics and e-Commerce

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

M. Adam Boucher has served as our Chief Operating Officer since February 2008, prior to which he was our Vice President, Store Sales and Real Estate from January 2006 to February 2008 and our Vice President, Store Sales from August 2005 to January 2006. Prior to joining Wilsons Leather, Mr. Boucher held various retail stores and corporate development positions at Payless ShoeSource, a specialty family footwear retailer, from 1988 to 2005, most recently as Vice President, Retail Operations Eastern Zone from 2004 to 2005.

William S. Hutchison has served as our Chief Merchandising and Sourcing Officer since February 2007, prior to which he served as our Vice President, Sourcing and Wholesale from January 2006 to February 2007, our Vice President, Sourcing from September 2005 to January 2006 and our Divisional Merchandise Manager — Men’s from February 2001 to September 2005. Prior to joining Wilsons Leather, Mr. Hutchison held various merchandising positions with Dillard’s Department Stores, Inc. from 1995 to 2001, most recently as Product Development, Brand Manager from 1999 to 2001.

Michael J. Tripp has served as our Vice President Global Logistics and e-Commerce since February 2008, prior to which he served as our Vice President, Global Logistics and Customs Compliance from February 2007 to February 2008, our Vice President, Logistics from June 2006 to February 2007, our Director of Distribution and Transportation from April 2004 to June 2006, and our General Manager Distribution from February 2000 to April 2004. Prior to joining Wilsons Leather, Mr. Tripp held various distribution center leadership positions with Kmart, a mass merchandise retailer, from 1997 to February 2000, most recently as Assistant General Manager from 1999 to 2000 and as an Operations Supervisor with Target, an upscale discounter, from 1995 to 1997.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $.01 par value, trades on the Nasdaq Global Marketsm under the symbol WLSN. The closing price of our common stock on April 7, 2008 was $0.19. The following table presents the high and low market prices from January 30, 2005 through February 2, 2008.

Quarterly Common Stock Price Ranges
Fiscal quarter ended	High	Low

April 29, 2006	$3.98	$3.14
July 29, 2006	$4.12	$3.25
October 28, 2006	$3.70	$2.46
February 3, 2007	$2.84	$1.68

May 5, 2007	$2.10	$1.30
August 4, 2007	$2.36	$1.01
November 3, 2007	$1.97	$1.16
February 2, 2008	$1.39	$0.65

There were 70 record holders of our common stock as of April 7, 2008.

Cash Dividends

We have not declared any cash dividends since our inception in May 1996. In addition, our loan agreements contain certain restrictions limiting, among other things, our ability to pay cash dividends or make other distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Purchases of Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of 2007.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity and their impact on margin levels. In 2007 and 2006, our inventory markdowns were higher than in the past as we aggressively liquidated certain merchandise and repositioned our inventory mix pursuant to our strategic initiatives of offering designer brand merchandise and a greater mix of accessories. Our gross margins are influenced by the mix of merchandise between accessories and outerwear in our total sales.

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

As of February 2, 2008, we operated a total of 391 stores located in 42 states, including 259 mall stores, 118 outlet stores and 14 airport locations, including 158 stores that we are liquidating (described in greater detail below). We had historically supplemented our permanent stores with temporary seasonal stores during our peak selling season. However, operation of our temporary seasonal stores was suspended in 2006. We do not intend to operate any temporary seasonal stores in the foreseeable future.

We generate a significant portion of our net sales from October through January, which includes the holiday selling season. We generated 50.4% of our annual net sales in that time period in 2007, and 23.5% in December alone. As part of our strategy to improve operating margins, maximize revenue and minimize losses during non-peak selling seasons, we have increased the number of outlet locations since 2000, which are less seasonal, and modified our product mix to emphasize accessories. In addition, our continued focus on accessory penetration has resulted in accessory sales growth as a percentage of our total net sales to 44.9% in 2007 from 41.4% in 2006 and 38.3% in 2005.

Comparable store sales decreased 10.4% and 17.2% in 2007 and 2006, respectively. A store is included in the comparable store sales calculation after it has been open and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.

The following table contains selected information for each of our store formats for 2007.

		Comparable		Sales per Selling
	Sales	Store Sales	Average Size	Square Foot(1)
	(in millions)		(in selling
			square feet)

Mall stores	$145.2	(10.5)%	2,000	$248
Outlet stores	115.6	(11.0)%	3,250	297
Airport stores	10.4	(4.0)%	600	1,197
e-commerce	7.4	—	—	—
Wholesale	1.8	—	—	—

Total	$280.4

The following table contains selected information for each of our store formats for 2006.

		Comparable		Sales per Selling
	Sales	Store Sales	Average Size	Square Foot(1)
	(in millions)		(in selling
			square feet)

Mall stores	$173.1	(22.7)%	2,000	$296
Outlet stores	128.7	(8.9)%	3,250	347
Airport stores	10.7	(12.7)%	600	1,289
e-commerce	6.7	—	—	—
Wholesale	1.5	—	—	—
Seasonal	0.6	—	—	—

Total	$321.3

(1)	Sales per square foot is defined as net sales for stores open a full 12 months divided by total selling square feet for stores open a full 12 months.

During 2007, our primary initiatives to build on the “reinvented” Wilsons Leather were:

Increase Accessories Penetration.  To mitigate the continuing seasonality we face in the outerwear business, we continued to expand our accessories categories. Our accessories penetration increased to 44.9% of net sales in 2007 as compared to 41.4% and 38.3% in 2006 and 2005, respectively. We will continue to increase our accessories profile in 2008 by offering nationally recognized designer brands in our 100 remaining mall stores.

Emphasis on Designer Brands.  We significantly increased the number of nationally recognized designer brands in our accessories and outerwear offerings during the 2007 holiday season in our mall stores. Designer brand product performed better than our private label offerings for both accessories and outerwear and we plan to significantly increase our designer brand offerings in 2008. Sell-throughs of designer brands, at higher average unit retails, are significantly higher than our own private label offerings.

New Store Environment Test.  We tested a new store environment in four locations during the fourth quarter of 2007. These stores featured primarily designer brands for both accessories and outerwear, with an emphasis on accessories. Designer brand handbags were featured using updated display fixtures and presentations. Initial test results for the accessories business in these stores were promising and we look forward to rolling out an improved version of this new accessories concept to our 100 remaining mall stores in 2008.

Develop a Wholesale Business.  In 2006, we laid the foundation for a wholesale business to sell proprietary licensed and branded leather products in geographic and product categories outside our current markets and product mix. During 2007, we continued to focus on building a wholesale business and we established relationships with certain major retailers. However, we have decided to focus our limited capital resources on our new go-forward accessories mall concept and revitalization/enhancement of our outlet and airport channels. As such, we will discontinue our wholesale business during the first quarter of 2008.

The results of these initiatives were disappointing from a financial perspective. While we did make improvements and discoveries that we believe will have a long-term positive impact on our operating results, the bottom line is that we did not turn the business around and we disappointed our shareholders. The challenges we faced in 2007 were not new. Over the past few years, mall traffic has been trending downward, off-mall retail venues have gained popularity and competition has continued to increase from non-specialty discounters and mass merchandisers. Compounding these issues for us was an extremely challenging retail environment for outerwear in 2007. We anticipated that designer brand outerwear would drive more traffic in our stores than our own private label offerings and it did. Sell-throughs of designer brands, at higher average unit retails, were significantly higher than our own private label offerings. However, this was not enough to offset the erosion in traffic we have continued to experience.

Our financial strategy for 2008 is to aggressively reduce costs and working capital needs, launch a new mall accessories store concept and revitalize/enhance our outlet and airport channels.

Reorganization and Partial Store Liquidation.  On February 15, 2008, we announced that we would liquidate up to 160 mall stores (subsequently revised to 154 mall stores and four outlet stores — the “liquidation stores”) and eliminate approximately 938 store-related positions. We retained a third party liquidator and real estate firm to assist in this process. The liquidation is part of a strategy aimed at reducing our mall store base, aggressive cost cutting measures and the launch of a new mall accessories store concept. Concurrent with these store closures and using the liquidation sale proceeds, our 100 remaining mall stores will be remodeled to a new mall accessories store concept that has been tested in four different regions of the country. As part of the launch of the mall accessories store concept and ongoing cost reduction efforts, we have also realigned our organization to reflect the reduced store base and decreased overseas sourcing needs. As a result, we eliminated 64 positions at our corporate headquarters, overseas offices and distribution center. The liquidation will be presented as discontinued operations commencing in the first quarter of 2008. Our net sales and expenses will be significantly reduced going forward as a result of the liquidation. During the fourth quarter of 2007, we recorded a $9.3 million impairment loss related to the non-inventory assets located at the liquidation stores, as well as $10.4 million in other asset impairment charges that were primarily related to the mall-based stores that will be converted to the new accessories concept.

New Mall Accessories Store Concept.  During the 2007 holiday season, we began testing a new mall accessories store concept in four stores to address our customer traffic issues and elevate our designer brand positioning. With that test, we identified an accessories centered offering that appeals to an important buying demographic.

This new accessories concept will be a designer brand driven store for women, focusing on fashion accessories with a limited selection of outerwear. We have kept only our best mall stores in the best locations for this concept. Our plan is to remodel every remaining mall store to this new concept during 2008. With handbags generally priced from $100 — $400, this new concept will provide an upscale boutique feel for customers in the emerging or mass luxury category and will be an alternative to the department store homogenization that has occurred in this category.

Revitalize/Enhance Our Outlet and Airport Channels.  Our outlet and airport channels have historically been profitable and cash flow positive. The reorganization and partial store liquidation included the closing of only four outlet stores. These channels are the foundation for our new mall accessories store concept to provide stability and cash flow as our new accessories concept is developed. We plan to introduce new product offerings in both accessories and outerwear in our outlet channel. In addition, we will strive to implement new marketing packages and improved display presentations in our outlet channel.

In June 2007, we completed a $45.0 million private placement of a newly created series of convertible preferred stock and warrants to purchase our common stock (the “Preferred Stock and Warrant financing”). The proceeds of the Preferred Stock and Warrant financing were used to repay our outstanding $20.0 million Term B promissory note and to fund general working capital requirements going forward, including the rollout of our designer brand merchandise initiative. This transaction is described in greater detail below in “Liquidity and capital resources.” In addition to the influx of capital, the private placement brought us a large new investor, Goldner Hawn Private Equity, to assist in setting our long-term strategic direction.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our current liquidity, consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

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

Inventories

We value our inventories, which consist primarily of finished goods held for sale purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method using the last-in, first-out (“LIFO”) basis. As of February 2, 2008 and February 3, 2007, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Management evaluates several factors related to valuing inventories at the lower of cost or market such as anticipated consumer demand, fashion trends, expected permanent retail markdowns, the aging of inventories, and class or type of inventories. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

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

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal year. Physical inventories are taken at least biannually for all stores and our distribution center and inventory records are adjusted accordingly. The shrink rate for the most recent physical inventory, in combination with current events and historical experience, is used as the accrual rate to record shrink for the next inventory cycle.

Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Property and Equipment Impairment

Our property and equipment consists principally of store leasehold improvements and store fixtures and are included in the “Property and equipment” line item in our consolidated balance sheets in our consolidated financial statements. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is 10 years. Computer hardware and software and distribution center equipment are amortized over three to five years and 10 years, respectively. We review long-lived assets for impairment whenever events, such as decisions to close a store or changes in circumstances, indicate that the carrying value of an asset may not be recoverable. In the fourth quarter of 2007, we recorded an impairment loss of $19.7 million. This impairment loss was comprised of: 1) all of the assets located at the liquidation stores, 2) all of the non-inventory assets located at our 100 remaining mall stores and 3) all of the non-inventory assets at four of our outlet stores. In the fourth quarter of 2006, we recorded an impairment loss of $0.7 million related to certain of our mall store assets. We had determined, based on the sales projections at the time for 2007 and 2008, that the estimated future undiscounted cash flows for these stores would not be sufficient to recover the carrying value of the underlying store assets. These impairment losses are recorded on a separate line item entitled “Asset impairments” in the accompanying consolidated statements of operations. Such assets were written down to fair value less the expected disposal value, if any, of such furniture, fixtures and equipment. We determined that these assets had no fair value, as the majority of such assets relate to leasehold improvements and other store-specific fixtures and equipment.

Results of Operations

Overview

The following table contains selected information from our historical consolidated statements of operations, expressed as a percentage of net sales:

	For the years ended
	February 2,	February 3,
	2008	2007

NET SALES	100.0%	100.0%
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	80.4	72.9

Gross margin	19.6	27.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35.6	34.1
DEPRECIATION AND AMORTIZATION	4.0	3.9
ASSET IMPAIRMENTS	7.0	0.2

Operating loss	(27.0)	(11.1)
INTEREST EXPENSE, NET	0.5	0.6

Loss before income taxes	(27.5)	(11.7)
INCOME TAX PROVISION (BENEFIT)	0.2	(1.4)

Net loss	(27.7)	(10.3)

2007 Compared to 2006

Net Sales.  2007 net sales decreased 12.7% to $280.4 million from $321.3 million in 2006. This decrease in net sales was primarily the result of a decrease in 2007 comparable store sales of 10.4% compared to a decrease of 17.2% in 2006. The decrease in comparable store sales was experienced in all our merchandise lines, with men’s down 17.0%, women’s down 13.2% and accessories down 3.9%. Mall and outlet channels were down 10.5% and 11.0%, respectively.

We also had a 2.6% reduction in the average store count year-over-year. We opened five stores and closed 31 during 2007 compared to opening nine stores and closing 14 during 2006. As of February 2, 2008, we operated 391 stores (including the 158 liquidation stores) compared to 417 as of February 3, 2007.

The significant transition we have undertaken in our mall stores during 2007 and 2006 continued to have a negative impact on our comparable store sales in both 2007 and 2006. Our goal of transitioning our customer base has taken more time than anticipated, while our traditional price only customer has opted out of the “reinvented” Wilsons Leather. Designer brand product introduced in our mall stores during the 2007 holiday season outperformed our own private label offerings. However, this was not effective in offsetting the erosion in traffic we have continued to experience.

Net sales for the liquidation stores were $73.4 million and $85.8 million in 2007 and 2006, respectively.

Cost of Goods Sold, Buying and Occupancy Costs.  Cost of goods sold, buying and occupancy costs decreased $8.7 million, or 3.7%, to $225.5 million in 2007, compared to $234.3 million in 2006. This decrease was driven by: (1) a $7.7 million decrease in product costs due to the significantly lower sales volume in 2007, (2) a $3.3 million decrease in buying and occupancy costs as a result of our decreased receipt volume and reduction in average store count in 2007 and (3) a $1.3 million reduction in delivery and other costs of sales, again, due to the lower receipt volume. These decreases were somewhat offset by a $3.6 million increase in temporary and permanent markdowns. The increase in markdowns was primarily due to markdowns taken in the third quarter of 2007 as we aggressively moved our non-go-forward merchandise to make room for our designer brand offerings in our mall stores.

The $7.7 million decrease in product costs includes $1.6 million related to a lawsuit settlement in the fourth quarter of 2007. We brought a civil lawsuit in U.S. District Court against the former General Manager — Asia and our theft coverage insurance carrier in May 2007 related to a kickback scheme discovered in September 2005 involving the former General Manager — Asia. In December 2007, the lawsuit was settled for payments to us in the aggregate amount of $1.6 million. This was recorded as a reduction of cost of sales in the fourth quarter of 2007.

Gross margin dollars decreased $32.1 million, or 36.9%, to $54.9 million in 2007 compared to $87.0 million in 2006 primarily related to the lower sales volume in 2006. Gross margin as a percentage of net sales decreased by 750 basis points to 19.6% in 2007 compared to 27.1% in 2006 primarily due to: (1) a 560 basis point decrease in merchandise margins resulting from a 180 basis point decrease in initial markup and a 380 basis point increase in markdowns as a percentage of net sales (resulting from the aggressive third quarter markdown activity mentioned above) and (2) the de-leveraging resulting from our comparable store sales, which resulted in a 210 basis point increase in buying and occupancy costs as a percentage of sales.

Cost of goods sold, buying and occupancy costs for the liquidation stores were $66.2 million and $69.6 million in 2007 and 2006, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses decreased $9.8 million, or 8.9%, to $99.7 million in 2007 as compared to $109.4 million in 2006. As a percentage of net sales, 2007 SG&A expenses increased to 35.6% as compared to 34.1% in 2006. The increase in percentage rate is the result of our lower sales volume, which more than offset the $9.8 million decrease in total spending.

The $9.8 million decrease in 2007 SG&A spending was primarily due to: (1) a $3.6 million decrease in store-related expenses in line with our lower sales volume and reduced store count relating to reduced payroll hours, benefits spending, supply usage, communication charges, as well as lower shrink expense, (2) a $3.4 million decrease in promotional spending primarily related to reduced media spending and (3) a $2.8 million decrease in administrative costs due primarily to reduced spending on payroll and benefits as a result of lower headcount, a $0.7 million decrease in stock-based compensation charges and decreased spending on travel and relocation.

Depreciation and Amortization.  For the year ended February 2, 2008, depreciation and amortization decreased $1.1 million to $11.3 million from $12.5 million in 2006. Depreciation and amortization as a percentage of net sales increased slightly to 4.0% in 2007 as compared to 3.9% in 2006. The $1.1 million decrease was primarily the result of prior year depreciation on assets that are now fully depreciated and our lower store count, as we had on average 11 fewer stores open in 2007 as compared to 2006.

Asset Impairments.  During 2007, we recorded an impairment charge of $19.7 million comprised of: (1) all of the assets located at the liquidation stores, (2) all of the assets located at our 100 remaining mall stores and (3) all of the assets at four of our outlet stores. This compares to a $0.7 million impairment loss recorded during 2006 related to certain of our mall stores. We had determined, based on the sales projections at the time for 2007 and 2008, that the estimated future undiscounted cash flows for these stores would not be sufficient to recover the carrying value of the underlying store assets. Such assets were written down to fair value less the expected disposal value, if any, of such furniture, fixtures and equipment. We determined that these assets had no fair value, as the majority of such assets related to leasehold improvements and other store-specific furniture and equipment.

Operating Loss.  The operating loss of 2007 was $75.8 million as compared to $35.6 million in 2006, or 27.0% of net sales in 2007 as compared to 11.1% of net sales in 2006. The $40.2 million decline in operating performance was due to: (1) a $32.1 million decrease in gross margin performance and (2) $19.0 million of additional asset impairments recorded in 2007, somewhat offset by: (1) a $9.8 million decrease in SG&A spending and (2) a $1.1 million decrease in depreciation and amortization.

Interest Expense, Net.  Interest expense, net, for 2007 decreased by $0.5 million to $1.3 million as compared to $1.9 million in 2006. This decrease was primarily attributable to the repayment of our $20.0 million Term B promissory note in the second quarter of 2007.

Income Tax Provision (Benefit).  The income tax provision of $0.4 million in 2007 relates primarily to estimated federal alternative minimum tax as a result of an increase in our LIFO inventory deferred tax liability. This compares to an income tax benefit of $4.4 million recorded in 2006 related to the reduction of the income tax provision we recorded in the fourth quarter of 2005 due to our July tax year end at the time. Subsequent to our July 2006 tax year end, we elected to conform our tax year end to our fiscal year end as of February 3, 2007. Therefore, fluctuations created by different book and tax year ends were eliminated going forward.

Due to cumulative losses sustained over the past five fiscal years, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets, including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code (see Note 8, “Income taxes,” in our consolidated financial statements).

Net Loss.  The net loss for 2007 was $77.5 million as compared to $33.1 million in 2006, or a loss of $2.46 per basic and diluted share available to common shareholders in 2007 as compared to a loss of $0.85 per basic and diluted share in 2006.

Net Loss Available to Common Shareholders.  The 2007 net loss per common share available to common shareholders of $2.46 reflects adjustments required to be made to our net loss in order to measure net loss available to common shareholders. These adjustments related to our June 2007 Preferred Stock and Warrant financing. For 2007, these adjustments include: (1) a $3.4 million accrued paid-in-kind dividend payable related to the Preferred Stock, (2) a $14.9 million beneficial conversion feature associated with the Preferred Stock, and (3) a $1.0 million deemed dividend to certain warrant holders related to anti-dilution provisions of the applicable warrants. See Note 9, “Preferred stock and warrant financing,” to our consolidated financial statements. There are no comparable adjustments reflected in the 2006 per common share figures.

Liquidity and Capital Resources

Liquidity.  We have incurred net losses of $77.5 million and $33.1 million and used $28.2 million and $14.6 million in cash for operating activities during 2007 and 2006, respectively. In addition, our $45.6 million cash balance at the beginning of 2006 has decreased to $7.4 million at the end of 2007. Subsequent to year end, as part of our cost reduction initiatives, we stopped making payments under certain of our licensing and lease agreements. Our senior credit facility was amended on February 14, 2008. The amendment, among other things, allowed for the liquidation of 158 stores, revised our borrowing base by adding a $10.0 million reserve, prohibits borrowing under our revolving line of credit until we provide projections and a business plan that are acceptable to our lender, and requires a monthly appraisal of our inventory. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. In order to execute our go forward plans, we will need to amend some of the restrictions in our current credit facility, or find alternative sources of credit, and raise additional capital during the second quarter of 2008. We are pursuing possible sources of funding, including possible sales of existing assets. However, there can be no assurance that additional funding will be available or can be obtained on terms that are favorable to us, or at all. We have not received an indication from the lender in our current credit facility that the lender will agree to amend the terms of the facility. If we are not able to obtain additional capital in the second quarter of 2008, we will not be able to continue our operations outside of bankruptcy. Under certain bankruptcy events, we may be required to redeem shares of our Preferred Stock at their liquidation value, which is the $45 million purchase price for those shares plus any accrued but unpaid dividends. However, the redemption would not be permitted by law, unless we are able to pay our debts as they come due, and would be prohibited by the terms of our existing credit facility. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital resources.  Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems, and increasing efficiency for our distribution centers. In addition, implementation of our key initiatives relating to our new mall accessories store concept will require significant resources, including capital dollars. We plan to largely fund the remodel of our 100 remaining mall stores to the new accessories store concept with proceeds from the liquidation sale; however, we will need additional capital in order to complete this project. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.

Our future capital requirements depend on the sustained demand for our leather and accessories products. Many factors affect the level of consumer spending on our products, including, among others, general economic conditions, including rising energy prices, customer shopping patterns, interest rates, the availability of consumer credit, weather, the outbreak of war, acts of terrorism or the threat of either, other significant national and international events, taxation, and consumer confidence in future economic conditions. Consumer purchases of discretionary items such as our products tend to decline during periods when disposable income is lower. Consumer spending habits have shifted toward large discount retailers, which has decreased mall traffic, resulting in lower net sales on a quarterly and annual basis.

General Electric Capital Corporation (“GECC”) has provided us with a senior credit facility, as amended, that provides for borrowings of up to $115.0 million in aggregate principal amount, including a $75.0 million letter of credit subfacility. The maximum amount available under the revolving credit portion of our senior credit facility as amended is limited to:

•	100% of the book value of credit card receivables;

•	plus the lesser of $10 million or 100% of the book value of eligible wholesale accounts receivable;

•	plus 102.5% of the then applicable discount rate applied in appraising eligible retail inventories times the appraised eligible retail inventories, plus 102.5% of such discount rate times our future retail inventories subject to trade letters of credit;

•	plus the lesser of $10 million, or 60% of the book value of our wholesale inventory, including in-transit inventory but minus the book value of in-transit inventory in excess of $5 million;

•	plus 60% of the book value of our future wholesale inventories related to trade letters of credit;

•	minus a reserve equal to 10% of the lesser of $115.0 million and the maximum amount calculated under the formula described above, plus $10.0 million, plus other reserves as set forth by GECC.

At February 2, 2008, we had no borrowings under the revolving portion of the senior credit facility and $12.2 million in outstanding letters of credit. At February 2, 2008, based on the formula described above, the Company had $21.0 million available under the revolving portion of the senior credit facility.

Interest is currently payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability. In addition, GECC has the right to appraise our inventory monthly to determine the value of our eligible inventory as if sold in an orderly liquidation, which is then used to establish borrowing limits under our senior credit facility. Reductions in the appraised value of our inventory, which have transpired in the past, would reduce our borrowing capacity.

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

Prior to an amendment dated June 15, 2007, the senior credit facility provided for borrowings of up to $135.0 million in aggregate principal amount that included a $20.0 million Term B promissory note. The Term B promissory note was collateralized by our equipment and was due and payable upon the expiration of the senior credit facility on June 30, 2010. Interest was payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. We repaid the $20.0 million balance on June 15, 2007, without a prepayment fee per the consent of the senior lenders, with proceeds from our Preferred Stock equity financing discussed below.

The senior credit facility contains certain restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. The June 15, 2007 amendment specifically allowed for the Preferred Stock equity financing discussed below. At February 2, 2008, we were in compliance with all covenants related to the senior credit facility. The senior credit facility was amended on February 14, 2008. The Amendment added further borrowing restrictions and requires more frequent appraisals of our inventory. Specifically, the borrowing base definition has been amended to exclude the value of the liquidation inventory after a guaranteed amount of liquidation proceeds is received from the third party liquidator, and to exclude the value of all store display fixtures. Also, a minimum $10.0 million reserve has been added to the borrowing base. However, the amendment permits us to include the amount of cash deposited in certain banks in determining how much we can borrow. The amendment also requires us to provide a daily borrowing base certificate and a monthly appraisal of the inventory value.

We are dependent on the senior credit facility to fund working capital and letter of credit needs. As described above, we will need to amend some of the restrictions in our current credit facility, or find alternative sources of credit, and raise additional capital during the second quarter in order to fund our working capital needs and continue our operations outside of bankruptcy. Under certain bankruptcy events, we may be required to redeem shares of our Preferred Stock at their liquidation value, which is the $45 million purchase price for those shares plus any accrued but unpaid dividends. However, the redemption would not be permitted by law, unless we are able to pay our debts as they come due, and would be prohibited by the terms of our existing credit facility.

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

The Preferred Stock is initially convertible into shares of common stock at a conversion price of $1.50 per share, or 30 million total shares of common stock. Going forward, the number of shares of common stock issuable upon conversion of the Preferred Stock at any time is equal to the stated value of each share of Preferred Stock ($1,000) divided by the conversion price then in effect. The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of Preferred Stock. As of February 2, 2008, there were 46,667 shares of Preferred Stock outstanding that were convertible into 31.1 million shares of common stock. The Preferred Stock also requires us to redeem shares of the Preferred Stock upon certain defined triggering events, including: conversion defaults, indebtedness defaults, events of bankruptcy, certain judgments against us, and uncured breaches of any representations, covenants or other conditions of the documents related to the Preferred Stock and Warrant financing. In addition, we have the option to redeem the Preferred Stock beginning on June 1, 2010 if our common stock is trading above a specified price and we have an effective registration statement for the resale of the common stock issuable upon conversion of the Preferred Stock.

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

Cash Flow Analysis

The following table summarizes our cash flow activity for 2007 and 2006:

	For the years ended
	February 2,	February 3,
	2008	2007
	(in thousands)	(in thousands)

Net cash used in operating activities	$(28,213)	$(14,550)
Net cash used in investing activities	(5,686)	(11,033)
Net cash provided by (used in) financing activities	21,352	(60)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(12,547)	$(25,643)

Operating Activities.  2007 operating activities utilized cash of $28.2 million compared to utilizing cash of $14.6 million in 2006.

Net cash utilized by operating activities in 2007 of $28.2 million was comprised primarily of: (1) our net loss of $77.5 million, (2) a $0.3 million increase in net accounts receivable and (3) a $0.9 million decrease in income taxes payable and other long-term liabilities (a $0.5 million increase in income taxes payable offset by decreased long-term liabilities of $1.4 million primarily related to deferred rent.)

These uses of cash were somewhat offset by the following sources of cash and non-cash charges: (1) $11.8 million in non-cash adjustments for depreciation and amortization, (2) a $19.7 million non-cash asset impairment charge, (3) $1.6 million in non-cash charges related to stock-based compensation costs, (4) a $0.5 million increase in deferred income taxes, (5) a $16.6 million conscious decision to reduce our inventory and, (6) a $0.3 million decrease in prepaid expenses.

Net cash utilized by operating activities in 2006 of $14.6 million was comprised of: (1) our net loss of $33.1 million, (2) a $5.4 million net decrease in income taxes payable and other liabilities primarily resulting from a decrease of $4.8 million in taxes payable due to the income tax benefit recorded in 2006 and a $0.6 million decrease in our deferred rent liability and (3) a $4.8 million increase in prepaid expenses primarily related to the timing of rent payments.

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

Investing Activities.  Investing activities for 2007 totaled $5.7 million comprised primarily of $4.0 million in capital expenditures related to the renovation and improvement of existing stores and leasehold improvements for new mall and outlet stores and $1.7 million for certain information systems projects, primarily new point-of-sale software.

In 2006, investing activities were a net $11.0 million with capital expenditures of $11.1 million being somewhat offset by $0.1 million of proceeds on the disposition of property and equipment. Capital expenditures in 2006 included: (1) $6.0 million for the construction of new stores and the renovation of and improvements to existing stores, (2) $2.2 million in new fixtures for our mall stores, (3) $2.0 million in information systems projects including new cash register CPUs and printers for our stores, (4) a $0.5 million automated conveyor system in our distribution center, and (5) $0.4 million in other administrative fixed assets.

Financing Activities.  Financing activities for 2007 provided $21.4 million primarily related to the June 2007 Preferred Stock and Warrant financing, which included the issuance of 45,000 shares of preferred stock and warrants to purchase 15 million shares of common stock, for net proceeds of $36.0 million and $5.3 million, respectively. Issuances of common stock from our employee stock purchase plan and non-employee directors’ stock retainer totaling $0.2 million were partially offset by $0.1 million in costs incurred related to amending our senior credit facility. In addition, we repaid the $20.0 million balance of our Term B promissory note with the equity financing proceeds during the second quarter of 2007.

In 2006, financing activities utilized net cash of $0.1 million, with $0.4 million in debt acquisition costs relating to our restated credit agreement offsetting $0.3 million in proceeds from the issuance of common stock from the exercise of stock options, share grants to our non-employee directors and from our employee stock purchase plan.

Commercial Commitments

Amount of Commitment by Period (in thousands)

	Total				After Five
	Obligations	2008	2009-2010	2011-2012	Years

Documentary letters of credit	$8,604	$8,604	$—	$—	$—
Standby letters of credit	3,580	3,580	—	—	—

Total commercial commitments	$12,184	$12,184	$—	$—	$—

In addition to the commitments reflected in the table above, we have future operating lease commitments of $154.9 million, including $44.4 million related to the liquidation stores.

Off-Balance Sheet Arrangements

We have operating lease commitments as noted above. There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality and Inflation

A majority of our net sales and operating profit is generated in the peak selling period from October through January, which includes the holiday selling season. As a result, our annual operating results have been, and will continue to be, heavily dependent on the results of our peak selling period. Net sales are generally lowest during the period from April through July, and we typically do not become profitable, if at all, until the fourth quarter of a given year. Most of our stores are unprofitable during the first three quarters. Conversely, in a typical year nearly all of our stores are profitable during the fourth quarter, even those that may be unprofitable for the full year. During the fourth quarter of 2007, most of our mall stores were not profitable due to poor operating performance and the $19.7 million of impairment charges. Historically, we have opened most of our stores during the last half of the year. As a result, new mall stores opened just prior to the fourth quarter produce profits in excess of their annualized profits since the stores typically generate losses in the first nine months of the year.

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

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Consolidated financial statements required pursuant to this Item begin on page F-1 of this Form 10-K. Pursuant to the applicable accounting regulations of the Securities and Exchange Commission, we are not required to provide supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and to our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chairman of our board, who is acting as our principal executive officer, and our chief financial officer as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chairman of the board, who is acting as our principal executive officer, and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chairman of the board and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Report on Internal Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive, which position is currently served by the chairman of our board, and our chief financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financing reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after February 2, 2008.

Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference in this Form 10-K is the information appearing under the headings “Proposal Number One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. For information concerning executive officers and family relationships between any director or executive officer, see Item 4A. “Executive Officers of the Registrant” in this Form 10-K.

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

Incorporated by reference in this Form 10-K is the information appearing under the headings “Certain Relationships and Related Transactions” and “Proposal Number One — Election of Directors — Board Matters and Meeting Attendance” in our Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2008:

Wilsons the Leather Experts Inc.
(registrant)

By:	/s/ Stacy A. Kruse
Stacy A. Kruse
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 11, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Michael T. Sweeney Michael T. Sweeney	Chairman of the Board of Directors (acting principal executive officer)

/s/ Stacy A. Kruse Stacy A. Kruse	Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ Darren L. Acheson Darren L. Acheson	Director

/s/ Gail A. Cottle Gail A. Cottle	Director

/s/ William F. Farley William F. Farley	Director

/s/ Peter V. Handal Peter V. Handal	Director

/s/ Bradley K. Johnson Bradley K. Johnson	Director

/s/ David L. Rogers David L. Rogers	Director

/s/ Mark G. Schoeppner Mark G. Schoeppner	Director

/s/ R. Ted Weschler R. Ted Weschler	Director

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,
Wilsons The Leather Experts Inc.:

We have audited the accompanying consolidated balance sheets of Wilsons The Leather Experts Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilsons The Leather Experts Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” on February 4, 2007.

/s/  KPMG LLP

Minneapolis, Minnesota
April 11, 2008

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	February 2,	February 3,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,362	$19,909
Accounts receivable, net of allowance of $48 and $71 in 2007 and 2006, respectively	3,462	3,132
Inventories	58,307	74,897
Prepaid expenses	6,821	7,267
Income taxes receivable	141	—

TOTAL CURRENT ASSETS	76,093	105,205
Property and equipment, net	13,681	38,890
Other assets, net	815	1,250

TOTAL ASSETS	$90,589	$145,345

LIABILITIES, PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,288	$14,337
Accrued expenses	12,718	14,534
Income taxes payable	—	921
Deferred income taxes	723	220

TOTAL CURRENT LIABILITIES	29,729	30,012
Long-term debt	—	20,000
Income taxes payable	1,367	—
Other long-term liabilities	15,441	16,832

TOTAL LIABILITIES	46,537	66,844

COMMITMENTS AND CONTINGENCIES
Preferred stock, $.01 par value; 200,000 shares authorized; 46,667 and no shares issued and outstanding on February 2, 2008 and February 3, 2007, respectively (liquidation preference of $47,309)	39,033	—

COMMON SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 150,000,000 shares authorized; 39,336,903 and 39,204,299 shares issued and outstanding on February 2, 2008 and February 3,2007, respectively	393	392
Additional paid-in capital	140,500	136,441
Accumulated deficit	(135,876)	(58,334)
Accumulated other comprehensive income	2	2

TOTAL COMMON SHAREHOLDERS’ EQUITY	5,019	78,501

TOTAL LIABILITIES, PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY	$90,589	$145,345

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	February 2,	February 3,
	2008	2007

NET SALES	$280,438	$321,262
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	225,523	234,251

Gross margin	54,915	87,011
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	99,657	109,423
DEPRECIATION AND AMORTIZATION	11,319	12,462
ASSET IMPAIRMENTS	19,705	736

Operating loss	(75,766)	(35,610)
INTEREST EXPENSE, NET	1,333	1,862

Loss before income taxes	(77,099)	(37,472)
INCOME TAX PROVISION (BENEFIT)	443	(4,377)

Net loss	(77,542)	(33,095)

Less: Preferred stock paid-in-kind dividends	(3,415)	—
Beneficial conversion feature on preferred stock	(14,877)	—
Deemed dividend to warrant holders	(967)	—

Net loss available to common shareholders	$(96,801)	$(33,095)

BASIC LOSS PER SHARE:
Basic loss per share	$(2.46)	$(0.85)

Basic weighted average common shares outstanding	39,277	39,154

DILUTED LOSS PER SHARE:
Diluted loss per share	$(2.46)	$(0.85)

Diluted weighted average common shares outstanding	39,277	39,154

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income (loss)	equity

BALANCE, January 28, 2006	39,087,652	$391	$133,853	$(26,201)	$11	$108,054
Cumulative effect of adjustment resulting from adoption of SAB No. 108, net of tax	—	—	—	962	—	962

BALANCE, January 28, 2006 as adjusted	39,087,652	391	133,853	(25,239)	11	109,016
Net loss	—	—	—	(33,095)	—	(33,095)
Other comprehensive loss-foreign currency translation adjustment	—	—	—	—	(9)	(9)

Comprehensive loss	—	—	—	—	—	(33,104)

Compensation expense for options issued to employees	—	—	2,267	—	—	2,267
Stock options exercised	44,040	—	128	—	—	128
Shares issued under the Company’s employee stock purchase plan	55,487	1	130	—	—	131
Shares issued to non-employee directors	17,120	—	63	—	—	63

BALANCE, February 3, 2007	39,204,299	392	136,441	(58,334)	2	78,501
Net loss	—	—	—	(77,542)	—	(77,542)
Other comprehensive loss-foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	(77,542)

Issuance of warrants in connection with Preferred Stock	—	—	5,266	—	—	5,266
Paid-in-kind cumulative preferred stock dividend	—	—	(2,984)	—	—	(2,984)
Preferred stock beneficial conversion feature (“BCF”)	—	—	—	—	—	—
Paid-in-kind cumulative preferred stock dividend — BCF component	—	—	—	—	—	—
Deemed dividend to warrant holders	—	—	—	—	—	—
Compensation expense for options issued to employees	—	—	1,608	—	—	1,608
Shares issued under the Company’s employee stock purchase plan	79,385	1	92	—	—	93
Shares issued to non-employee directors	53,219	—	77	—	—	77

BALANCE, February 2, 2008	39,336,903	$393	$140,500	$(135,876)	$2	$5,019

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	February 2,	February 3,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(77,542)	$(33,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,318	12,462
Amortization of deferred financing costs	513	698
Loss (gain) on disposal of assets	107	(13)
Asset impairments	19,705	733
Stock compensation expense	1,608	2,267
Deferred income taxes	503	167
Changes in operating assets and liabilities:
Accounts receivable, net	(330)	931
Inventories	16,590	10,748
Prepaid expenses	305	(4,805)
Accounts payable and accrued expenses	(44)	733
Income taxes payable and other liabilities	(946)	(5,376)

Net cash used in operating activities	(28,213)	(14,550)

INVESTING ACTIVITIES:
Additions to property and equipment	(5,706)	(11,112)
Proceeds from sale of property and equipment	20	79

Net cash used in investing activities	(5,686)	(11,033)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	171	322
Net proceeds from issuance of preferred stock	36,049	—
Net proceeds from issuance of common stock warrants	5,266	—
Debt acquisition costs	(134)	(373)
Repayments of long-term debt	(20,000)	—
Other	—	(9)

Net cash provided by (used in) financing activities	21,352	(60)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,547)	(25,643)
CASH AND CASH EQUIVALENTS, beginning of year	19,909	45,552

CASH AND CASH EQUIVALENTS, end of year	$7,362	$19,909

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (refunded) during the year for —
Interest	$1,531	$2,829

Income taxes	$(364)	$219

The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2, 2008 and February 3, 2007

1    Summary of significant accounting policies

Nature of organization

Wilsons The Leather Experts Inc. (“Wilsons Leather” or “the Company”) a Minnesota corporation, is a specialty retailer of quality leather outerwear, accessories and apparel in the United States. At February 2, 2008, Wilsons Leather operated 391 stores (including 158 stores that we are liquidating — See Note 17, “Subsequent events,”) located in 42 states, including 259 mall stores, 118 outlet stores and 14 airport locations. Operation of the Company’s temporary seasonal stores was suspended in 2006 and for the foreseeable future.

Basis of presentation

The accompanying consolidated financial statements include those of the Company and all of its subsidiaries. All material intercompany balances and transactions between the entities have been eliminated in consolidation. At February 2, 2008, Wilsons Leather operated in one reportable segment: selling leather outerwear, accessories and apparel. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise basis to make operating and strategic decisions.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended January 31, 2009, February 2, 2008, and February 3, 2007 are referred to herein as fiscal years 2008, 2007 and 2006, respectively. Fiscal years 2008 and 2007 are 52 week years. Fiscal 2006 consisted of 53 weeks.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Matters of significance in which management relies on these estimates relate primarily to the realizability of assets, such as inventories, property and equipment, and accounts receivable, and the adequacy of certain accrued liabilities and reserves. Ultimate results could differ from those estimates.

Fair values of financial instruments

The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value.

Cash and cash equivalents

Cash equivalents consist principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value. The short-term investments consist solely of money market funds. Interest income of $0.5 million and $1.6 million in fiscal years 2007 and 2006, respectively, is included in interest expense, net in the accompanying statements of operations.

Inventories

The Company values its inventories, which consist primarily of finished goods held for sale that have been purchased from domestic and foreign vendors, at the lower of cost or market value, determined by the retail inventory method on the last-in, first-out (“LIFO”) basis. As of February 2, 2008 and February 3, 2007, the LIFO cost of inventories approximated the first-in, first-out cost of inventories. The inventory cost includes the cost of

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merchandise, freight, duty, sourcing overhead, and other merchandise-specific charges. A periodic review of inventory quantities on hand is performed to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand, fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

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

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal year. Physical inventories are taken at least biannually for all stores and the Company’s distribution center and inventory records are adjusted accordingly. The shrink rate for the most recent physical inventory, in combination with current events and historical experience, is used as the accrual rate to record shrink for the next inventory cycle.

Any significant unanticipated changes in the factors noted above could have a significant impact on the value of the Company’s inventories and its reported operating results.

Inventories consisted of the following (in thousands):

	February 2,	February 3,
	2008	2007

Raw materials	$1,348	$2,940
Finished goods	56,959	71,957

Total	$58,307	$74,897

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

Store closing and impairment of long-lived assets

The Company continually reviews its stores’ operating performance and assesses plans for store closures. Prior to 2007, the Company evaluated potential impairment for store assets using a geographic based market level approach. In 2007, the Company evaluated potential impairment for store assets on an individual store basis, as opposed to a geographic based market level approach. Losses related to the impairment of long-lived assets are

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized when expected future cash flows are less than the asset’s carrying value. When a store is closed or when a change in circumstances indicates the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected future cash flows. If the carrying value is greater than the expected future cash flows, a provision is made for the impairment of the asset to write the asset cost down to its estimated fair value. As more fully described in Note 17, “Subsequent events,” on February 15, 2008, the Company announced that it would liquidate up to 160 stores (subsequently revised to 158 stores) and eliminate 938 store-related positions. The Company had decided in January of 2008 that a partial store liquidation was required in order to cut costs and reduce working capital needs. As a result, the Company determined that the $9.3 million of assets located at these liquidation stores were impaired, as the future undiscounted cash flows of the liquidation sales would not be sufficient to recover the carrying value of those store assets. In addition, the Company determined another $10.4 million of store assets related to the 100 remaining mall stores and four outlet stores were also impaired, as the future undiscounted cash flows related to these stores would not be sufficient to recover the carrying value of those store assets. Accordingly, the Company recorded an impairment loss of $19.7 million in the fourth quarter of 2007 related to those store assets. Such assets were written down to fair value less the expected disposal value, if any, of such furniture, fixtures and equipment. The Company determined that these assets had no fair value, as the majority of such assets relate to leasehold improvements and other store-specific fixtures and equipment.

In the fourth quarter of 2006, the Company determined, based on its then current sales projections that certain geographic markets did not have sufficient future undiscounted cash flows to recover the carrying value of those markets’ mall store fixed assets. Accordingly, the Company recorded an impairment loss of $0.7 million in the fourth quarter of 2006 related to those mall stores’ assets. Such assets were written down to fair-value less the expected disposal value, if any, of such furniture, fixtures and equipment. Similar to 2007, the Company determined that these assets had no fair value, as the majority of such assets related to leasehold improvements and other store-specific fixtures and equipment. The 2007 and 2006 impairment losses are recorded on a separate line item entitled, “Asset impairments” in the accompanying Consolidated Statements of Operations.

When a store under a long-term lease is to be closed, the Company records a liability for any lease termination or broker fees at the time an agreement related to such closing is executed. At February 2, 2008 and February 3, 2007, the Company had no amounts accrued for store lease terminations.

Debt issuance costs

Debt issuance costs are amortized on a straight-line basis over the life of the related debt. Accumulated amortization amounted to approximately $3.8 million and $4.0 million at February 2, 2008 and February 3, 2007, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.

Operating leases

The Company has approximately 392 noncancelable operating leases, primarily for retail stores, which expire at various times through 2017. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and contingent rentals based on sales. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for these scheduled rent increases and rent holidays on a straight-line basis over the initial terms of the leases, including any rent holiday periods, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. Rent expense for lease extensions subsequent to the initial lease terms are also calculated under a straight-line basis to the extent that they include scheduled rent increases or rent holidays. In addition, leasehold improvements funded by landlord incentives are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease. Prior to the third quarter of 2005, the Company

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized rental costs incurred during the build-out period. Beginning with the third quarter of 2005, the Company has expensed all such build-out period rental costs pursuant to FSP FAS 13-1.

Revenue recognition

The Company recognizes sales upon customer receipt of the merchandise generally at the point of sale. The Company has historically recognized layaway sales in full upon final payment and delivery of the merchandise to the customer. All customer payments prior to the final payment were recorded as customer deposits and included in accrued expenses in the Company’s balance sheet. As of December 2006, the Company’s layaway program was discontinued and all layaway sales had been recognized by the end of fiscal year 2006. Revenue for gift card sales and store credits is recognized at redemption. Wilsons Leather gift cards do not have expiration dates and the Company does not currently recognize gift card breakage for unused or unredeemed gift cards. A reserve is provided at the time of sale for projected merchandise returns based upon historical experience. The Company recognizes revenue for on-line sales at the time goods are received by the customer. An allowance for on-line sales is recorded for shipments in-transit at period end, as product is shipped to these customers Free on Board destination. Revenue on sales to wholesale customers is recognized upon the transfer of title and risk of ownership to such customers, which is generally upon shipment, as our standard terms are Free on Board origin. Wholesale revenue is recorded net of trade-term discounts and estimated returns and allowances. Generally, there are no return rights other than those for merchandise that is defective or in breach of any express warranties. Wholesale revenues may be recognized post shipment if the contractual shipping or right-of-return terms differ from the Company’s standard terms.

Store opening costs

Non-capital expenditures, such as advertising and payroll costs related to new store openings, are charged to expense as incurred.

Advertising costs

Advertising costs included in selling, general and administrative expenses, are expensed when incurred. Advertising costs amounted to $5.6 million and $9.0 million in 2007 and 2006, respectively. Included in the Company’s balance sheet in “Prepaid expenses” are prepaid advertising costs of approximately $0.5 million and $0.7 million as of February 2, 2008 and February 3, 2007, respectively.

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

Foreign currency translation

The functional currency for the Company’s foreign operations is the applicable foreign currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders’ equity as other comprehensive income (loss) and have been insignificant in all fiscal years presented. Transaction gains and losses are reflected in income. The Company did not enter into any hedging transactions during 2007 or 2006.

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

	For the years ended
	February 2,	February 3,
	2008	2007

Weighted average common shares outstanding — basic	39,277	39,154
Effect of dilutive securities: stock options	—	—
Effect of dilutive securities: warrants	—	—

Weighted average common shares outstanding — diluted	39,277	39,154

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potentially dilutive shares, which were excluded from the above calculations in 2007 and 2006, periods of net loss, as their inclusion would have had an anti-dilutive effect on net loss per share, are as follows (in thousands):

	For the years ended
	February 2,	February 3,
	2008	2007

Stock options	2,990,651	1,471,660
Warrants	20,022,364	4,000,000
Preferred stock(1)	31,111,333	—

Total potentially dilutive shares	54,124,348	5,471,660

(1)	Weighted average shares of preferred stock using an “as if converted” method.

Stock-based compensation

On January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method. Under this method, the Company recognizes compensation costs for new grants of stock-based awards, awards modified on or after the effective date of January 29, 2006 and the remaining portion of the fair value of the unvested awards at January 29, 2006. SFAS No. 123R requires the recognition of compensation expense in an amount equal to the fair market value of share-based payments granted to employees and non-employee directors. These share-based payments include employee stock options, employee stock purchases related to the Company’s employee stock purchase plan and other stock-based awards (“stock-based compensation”). Prior to January 29, 2006, the Company accounted for employee stock-based compensation using the intrinsic-value method pursuant to Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance under which no compensation cost had been recognized. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company adopted the disclosure provisions for employee stock-based compensation and only disclosed such compensation pro forma in the notes to the consolidated financial statements.

The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, the Company recognizes compensation costs for new grants of stock-based awards, awards modified on or after the effective date of January 29, 2006 and the remaining portion of the fair value of the unvested awards at January 29, 2006. The Company’s consolidated financial statements as of and for the fiscal years ended February 2, 2008 and February 3, 2007 reflect the impact of SFAS No. 123R.

The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the grant date fair value of awards granted:

	For the years ended
	February 2,	February 3,
	2008	2007

Expected term (in years)	3.8	4.1
Expected volatility	63.3%	68.4%
Risk-free interest rate	4.3%	4.8%
Dividend yield	0.0%	0.0%
Weighted average fair value of options granted	$0.59	$1.82

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

The Company’s SFAS No. 123R fair value calculations are based on a single-option valuation approach and applicable compensation cost is recognized on a straight-line basis over the vesting period of the stock-based award. A similar approach was taken for periods prior to January 29, 2006 under SFAS No. 123 for the required pro forma disclosures. In addition, the amount of stock-based compensation cost recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS No. 123 for the period prior to 2006, the Company factored estimated forfeitures as of the grant date into the compensation expense to be recognized. Pursuant to SFAS No. 123R, the stock-based compensation expense recognized in 2007 and 2006 has been reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience of the Company’s option plans and any adjustment to the forfeiture rate in the future will result in a cumulative adjustment in the period that this estimate is changed. Ultimately, the total compensation expense recognized for any given stock-based award over its vesting period will only be for those shares that actually vest.

Stock-based compensation expense recognized under SFAS No. 123R for 2007 and 2006 totaled $1.6 million and $2.3 million, respectively, before income taxes primarily for expenses related to employee stock options. All of the Company’s stock-based compensation is recognized as part of selling, general and administrative expenses.

In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options are to be presented as financing activity inflow in the statement of cash flows. Prior to the adoption of SFAS No. 123R, all tax benefits resulting from the exercise of stock options were included as operating cash flows. However, due to Wilsons Leather’s net operating loss carryforward position and the valuation allowance recorded against the Company’s deferred tax assets, there is no cash flow effect for any excess tax benefits from stock option exercises for 2007 or 2006. Excess tax benefits will be recorded when a deduction realized for income tax purposes related to settlement of a stock-based award exceeds the compensation costs recognized for financial reporting purposes.

New accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for and disclosure of uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), which is an amendment to FIN 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FIN 48 and FIN 48-1 in the first quarter of fiscal 2007 resulting in an insignificant reduction of its tax reserves.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. In November 2007, the FASB deferred, for one year, the fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. This statement

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

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

2	Liquidity/going concern

The Company has incurred net losses of $77.5 million and $33.1 million and used $28.2 million and $14.6 million in cash for operating activities during 2007 and 2006, respectively. In addition, the Company’s $45.6 million cash balance at the beginning of 2006 has decreased to $7.4 million at the end of 2007. The Company’s senior credit facility was amended on February 14, 2008. The amendment, among other things, allowed for the liquidation of 158 stores, revised the borrowing base by adding a $10.0 million reserve, prohibits borrowing under the revolving line of credit until the Company provides projections and a business plan that are acceptable to its lender, and requires a monthly appraisal of the Company’s inventory. In order to execute its go forward plans, the Company will need to amend some of the restrictions in its current credit facility, or find alternative sources of credit, and raise additional capital during the second quarter of 2008. The Company is pursuing possible sources of funding, including possible sales of existing assets. However, there can be no assurance that additional funding will be available or can be obtained on terms that are favorable to the Company, or at all. The Company has not received an indication from the lender in its current credit facility that the lender will agree to amend the terms of the facility. If the Company is not able to obtain additional capital in the second quarter of 2008, it will not be able to continue its operations outside of bankruptcy. Under certain bankruptcy events, the Company may be required to redeem shares of its Preferred Stock at their liquidation value, which is the $45 million purchase price for those shares plus any accrued but unpaid dividends. However, the redemption would not be permitted by law, unless the Company is able to pay its debts as they come due, and would be prohibited by the terms of its existing credit facility. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3	Accounts receivable

Accounts receivable consisted of the following (in thousands):

	February 2,	February 3,
	2008	2007

Trade receivables	$3,238	$2,359
Other receivables	388	929

Total	3,626	3,288
Less—Allowance for doubtful accounts	(48)	(71)
Less—Deferred sales(1)	(116)	(85)

Total	$3,462	$3,132

(1)	Deferred in-transit e-commerce sales.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4	Other assets

Other assets consisted of the following (in thousands):

	February 2,	February 3,
	2008	2007

Debt issuance costs	$4,578	$5,219
Less—Accumulated amortization	(3,763)	(4,027)

Debt issuance costs, net	815	1,192
Other intangible assets, net	—	58

Total	$815	$1,250

Other intangible assets are being amortized over periods of five to 15 years. Amortization expense related to other intangible assets for the year ended February 2, 2008 was insignificant. These intangible assets were written down to zero in 2007, as the assets no longer had any value to the Company’s go-forward business.

5	Property and equipment

Property and equipment consisted of the following (in thousands):

	February 2,	February 3,
	2008	2007

Equipment and furniture	$66,324	$74,420
Leasehold improvements	31,373	42,700

Total	97,697	117,120
Less—Accumulated depreciation and amortization	(84,016)	(78,230)

Net property and equipment	$13,681	$38,890

6	Accrued expenses

Accrued expenses consisted of the following (in thousands):

	February 2,	February 3,
	2008	2007

Compensation and benefits	$4,708	$5,137
Taxes other than income taxes	1,893	2,002
Rent	2,722	2,695
Other	3,395	4,700

Total	$12,718	$14,534

7	Long-term debt

Long-term debt consisted of the following (in thousands):

	February 2,	February 3,
	2008	2007

Term B promissory note	$—	$20,000
Less—Current portion	—	—

Total long-term debt	$—	$20,000

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

The senior credit facility is collateralized by the Company’s inventory, equipment, credit card and wholesale receivables, and substantially all other personal property. GECC has the right to appraise the Company’s inventory monthly to determine the value of the Company’s eligible inventory as if sold in an orderly liquidation, which is then used to establish borrowing limits under the senior credit facility. During 2006, through December 28, 2006, interest was payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper rate plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). As of December 29, 2006, interest is payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 1.25% to 1.75%, or the prime rate plus 0.0% to 0.5% (commercial paper plus 1.25% to 1.75% if the loan is made under the “swing line” portion of the revolver). The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability. The Company pays monthly fees of 0.25% per annum on the unused portion of the senior credit facility, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. Any reduction of the revolving credit borrowing capacity of the senior credit facility is subject to prepayment fees under most circumstances. Any such reduction would be subject to a 0.37% prepayment fee if the reduction is made on or prior to June 30, 2008, and a 0.185% prepayment fee if prepayment were made after June 30, 2008 but on or prior to December 31, 2008. After December 31, 2008, the revolving credit portion of the senior credit facility is prepayable without penalty.

The senior credit facility contains certain restrictions and covenants, which, among other things, restrict the Company’s ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. An amendment on June 15, 2007 specifically allowed for the Preferred Stock and Warrant financing discussed in Note 9, “Preferred stock and warrant financing,” below. At February 2, 2008, the Company was in compliance with all covenants related to the senior credit facility. The Company is dependent on the senior credit facility to fund working capital and letter of credit needs. The Company will need to amend some of the restrictions in its current credit facility, or find alternative sources of credit, and raise additional capital during the second quarter in order to fund its working capital needs and continue its operations outside of bankruptcy. Under certain bankruptcy events, the Company may be required to redeem shares of its Preferred Stock at their liquidation value, which is the $45 million purchase price for those shares plus any accrued but unpaid dividends. However, the redemption would not be permitted by law, unless the Company is able to pay its debts as they come due, and would be prohibited by the terms of its existing credit facility.

At February 2, 2008 and February 3, 2007, there were no borrowings under the revolving portion of the senior credit facility. At February 2, 2008 and February 3, 2007, there were $12.2 million and $3.8 million, respectively, in letters of credit outstanding. At February 2, 2008, based on a formula, the Company had $21.0 million available under the revolving portion of the senior credit facility.

Prior to an amendment dated June 15, 2007, the senior credit facility provided for borrowings of up to $135.0 million in aggregate principal amount that included a $20.0 million Term B promissory note. The Term B promissory note was collateralized by the Company’s equipment and was due and payable upon the expiration of the senior credit facility on June 30, 2010. Interest was payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. The $20.0 million balance was repaid on June 15, 2007, without a prepayment fee per the consent of the senior lenders, with proceeds from the Preferred Stock and Warrant financing discussed below

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(See Note 9, “Preferred stock and warrant financing”). The Term B promissory note had a balance of $20.0 million on February 3, 2007.

8	Income taxes

The income tax provision (benefit) is comprised of the following (in thousands):

	For the years ended
	February 2,	February 3,
	2008	2007

Current
Federal	$—	$(2,708)
State	(60)	(1,836)
Deferred	503	167

Total	$443	$(4,377)

Reconciliations between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory income tax rate are as follows (in thousands):

	For the years ended
	February 2,	February 3,
	2008	2007

Tax at statutory rate (35)%	$(26,985)	$(13,115)
State income taxes, net of federal benefit	(4,850)	(3,076)
Change in valuation allowance	31,862	12,188
Adjustment of deferred tax balances	503	167
Adjustment of tax contingency reserves	(167)	(947)
Other	80	406

Total	$443	$(4,377)

During 2007, the Company released state tax reserves of $0.2 million due to the adoption of FIN 48 and expiration of statutes of limitations. During 2006, the Company released state tax reserves of $0.9 million due to the expiration of statutes. Reconciliations of the U.S. federal statutory income tax rate to the effective rate are as follows:

	For the years ended
	February 2,	February 3,
	2008	2007

Statutory rate	(35.0)%	(35.0)%
State income taxes	(6.3)%	(8.2)%
Change in valuation allowance	41.3%	32.5%
Adjustment of deferred tax balances	0.7%	0.4%
Adjustment of tax contingency reserve	(0.2)%	(2.5)%
Other	0.1%	1.1%

Total	0.6%	(11.7)%

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset and liability were as follows (in thousands):

	February 2,	February 3,
	2008	2007

Net deferred tax asset (liability) — current
Accrued liabilities	$1,989	$1,854
Inventories	(14,100)	(3,641)
Other	(150)	(469)
Less—Valuation allowance	11,538	2,036

Total deferred tax liability — current	(723)	(220)

Net deferred tax asset (liability) — long-term
Accrued liabilities	7,746	5,408
State net operating loss carryforwards	12,191	6,556
Property and equipment	5,942	842
Federal net operating loss	47,897	19,606
Other	606	606
Less — Valuation allowance	(74,382)	(33,018)

Total deferred tax asset (liability) — long-term	—	—

Net deferred tax liability	$(723)	$(220)

The Company had historically filed its federal and state income tax returns based on a 52/53 week year ending on the Saturday closest to July 31. The Company elected to conform its tax year end with its fiscal year end as of February 3, 2007. As of the tax year ended February 2, 2008, the Company had federal net operating loss carryforwards of $136.1 million that expire in 2023, 2024, 2026, 2027, and 2028. In addition, the Company had state net operating loss carryforwards that expire at varying dates through 2028. The Company has not recorded a tax benefit on any of the federal or state tax loss carryforwards, as a full valuation allowance offsets these assets.

The ability to utilize net operating loss carryforwards to reduce future taxable income is limited under various provisions of the Internal Revenue Code, including Section 382. Based on the most recent analysis, the Company has determined that changes in ownership under this section have occurred on June 4, 2003 and May 30, 2006. These ownership changes result in $37.0 million of the total $136.1 million net operating loss carryforwards being limited. On an annual basis, approximately $4.1 million of the Section 382 limited net operating loss will become available to offset future taxable income during the carryforward periods. Subsequent changes in ownership could further limit the utilization of the federal and state net operating loss carryforwards, which could result in expiration of the loss carryforwards prior to their utilization.

In evaluating the Company’s ability to recover deferred tax assets, the Company has considered all available positive and negative evidence including: past operating results, the existence of cumulative losses in the most recent fiscal years, forecasts of future taxable income including the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In light of the cumulative losses in recent years, the Company believes that it is more likely than not that the Company’s net deferred tax asset will not be realized. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets. Of the total valuation allowance, approximately $0.3 million will be allocated directly to equity if and when that portion of the valuation allowance is reversed.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 in the first quarter of its 2007 fiscal year resulted in an insignificant reduction of its tax reserves, which was recorded to earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

For the year ended
February 2, 2008

At adoption — February 4, 2007	$889
Additions based on tax positions of current year	24
Additions for tax positions of prior years	—
Reductions for tax provisions of prior years	—
Settlements	—
Lapse in statute of limitations	(112)

Balance at February 2, 2008	$801

Total reserve	$1,367
Difference	$(566)
Interest and penalties	$566
At adoption — February 4, 2007	$558
Increase — penalty	1
Increase — interest	44
Decrease — penalty	(14)
Decrease — interest	(23)

Interest and penalties at February 2, 2008	$566

9	Preferred stock and warrant financing

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

The Preferred Stock is initially convertible into shares of common stock at a conversion price of $1.50 per share, or 30 million total shares of common stock. Going forward, the number of shares of common stock issuable upon conversion of the Preferred Stock at any time is equal to the stated value of each share of Preferred Stock ($1,000) divided by the conversion price then in effect. As of February 2, 2008, there were 46,667 shares of Preferred Stock outstanding that were convertible into 31.1 million shares of common stock. The Warrants to purchase an aggregate of 15 million shares of the Company’s common stock are exercisable at a price of $2.00 per share and are exercisable for five years from the date of issuance, June 15, 2007. The Preferred Stock and the Warrants are subject to certain adjustments as defined in the Certificate of Designations and the form of Warrant. These adjustments relate to certain events including consolidations, mergers, stock dividends, stock splits, reclassifications or other changes in the corporate structure of the Company. The Preferred Stock and the Warrants

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also provide for anti-dilution adjustments in the event of stock issuances below either the Company’s then current common stock market price or the then applicable conversion price or exercise price. The holders of the Preferred Stock and the Warrants have certain demand and incidental registration rights with respect to the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants.

The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually, payable in shares of Preferred Stock. On December 1, 2007, dividends representing 1,667 shares of Preferred Stock were declared and were recorded at a fair value of $2.2 million and recorded in Preferred Stock and charged to additional paid-in capital in the accompanying consolidated balance sheets. The beneficial conversion feature of the declared dividend of $0.3 million was recorded in common shareholders paid-in capital. As of February 2, 2008, dividends representing an additional 643 shares of Preferred Stock since the December 1, 2007 dividend declaration have been accrued at a fair value of $0.8 million and recorded in preferred stock and charged to additional paid-in capital in the accompanying consolidated balance sheets. The beneficial conversion feature of the accrued dividend ($0.2 million) has been recorded in common shareholders’ paid-in capital. Dividends on the Preferred Stock are reflected as a reduction of net income (increase in net loss) available to common shareholders in calculating earnings (loss) per share.

The Preferred Stock has certain redemption features that may require the Company to redeem the Preferred Stock at its liquidation value upon the occurrence of certain events. The triggering events that may lead to redemption, at the election of the holders of the Preferred Stock, are defined in the Certificate of Designations and include: conversion defaults, indebtedness defaults, events of bankruptcy, certain judgments against the Company, and uncured breaches of any representations, covenants or other conditions of the documents related to the Preferred Stock and Warrant financing that would have a material adverse effect on the Company. As of February 2, 2008, no such triggering events had transpired. In addition, the Company has the option to redeem the Preferred Stock beginning on June 1, 2010 if the Company’s common stock is trading above a specified price and the Company has an effective registration statement for the resale of the common stock issuable upon conversion of the Preferred Stock.

Because the Preferred Stock includes redemption features that have the potential to be outside the control of the Company, the Company has classified the Preferred Stock outside of shareholders’ equity in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”). In accordance with EITF Topic D-98, the fair value allocated to the Preferred Stock at the date of issuance was recorded outside of common shareholders’ equity in the accompanying consolidated balance sheets.

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

In addition, in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF No. 00-27”), the Company compared the proceeds allocated to the Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $14.9 million existed and, pursuant to EITF No. 00-27, recorded the full discount to common shareholders’ additional paid-in capital classified within permanent equity, as it was immediately convertible at issuance. In accordance with EITF No. 98-5, Accounting for

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the beneficial conversion feature is analogous to a dividend and is included as a return to the Preferred Stock holders and reflected as a reduction of net income (increase in net loss) available to common shareholders in calculating loss per share.

The initial carrying value of the Preferred Stock, including allocated net proceeds, was $36.0 million. As of February 2, 2008, the carrying value of the Preferred Stock was $39.0 million, which includes $3.0 million of the total $3.4 million of payment-in-kind declared dividends accrued to date.

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

In connection with the issuance of the Preferred Stock and Warrants upon closing of the Purchase Agreement, the number of shares of common stock and exercise price per share of common stock of the warrants issued by the Company in April and July of 2004 was adjusted pursuant to the anti-dilution provisions of those warrants, as amended. As a result of the triggering of these anti-dilution provisions, the exercise price per share was reduced from $3.00 to $2.39 and the aggregate number of shares of common stock issuable upon exercise of such warrants was increased by approximately 1.0 million shares to approximately 5.0 million shares (See Note 11, “Warrants”). Pursuant to the guidance under EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company measured the fair value of the warrants prior to the anti-dilution calculations and after such adjustments using the Black-Scholes model. These estimates reflected an increase in fair value of $1.0 million that was recorded as a return to the warrant holders and treated similar to a preferred share dividend and reflected as an increase in net loss available to common shareholders in calculating earnings (loss) per share.

10	Employee stock benefit plans

Stock options

The Company has adopted the amended 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the Amended and Restated 2000 Long Term Incentive Plan (the “2000 Plan”)(collectively the “Plans”), pursuant to which options to acquire an aggregate of 6,450,000 shares of its common stock may be granted. As of February 2, 2008, the 1996 Plan had expired and no future awards may be granted under it. In addition, with the adoption of the 2000 Plan, no further grants are to be made under the 1998 Plan.

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

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option information, weighted average exercise prices and remaining contractual life (in years) for the Company’s stock option plans:

	As of and for the years ended
	February 2, 2008			February 3, 2007
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
	Shares	Price	Life	Shares	Price

Outstanding, beginning of year	2,722,247	$5.50		3,470,736	$6.79
Granted	978,000	$1.16		429,000	$3.20
Exercised	—	$—		(44,040)	$2.92
Forfeited	(394,663)	$4.05		(380,329)	$5.52
Expired	(314,933)	$6.29		(753,120)	$10.28

Outstanding, end of year	2,990,651	$4.19	3.5	2,722,247	$5.50

Exercisable, end of year	1,471,660	$5.77	3.4	1,122,283	$6.10

Available for grant, end of year	936,551			1,439,568

During 2007, no options were exercised. As of February 2, 2008, total unrecognized compensation costs related to unvested stock-based awards was approximately $1.0 million, which is expected to be recognized over a weighted average vesting period of approximately two years.

The following table summarizes information about the weighted average remaining contracted life (in years), the weighted average exercise prices and the aggregate intrinsic value for stock options outstanding as of February 2, 2008:

	Options Outstanding and Exercisable by Price Range as of February 2, 2008
	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Range of	Number of	Remaining	Exercise	Aggregate	Number of	Exercise	Aggregate
Exercise Prices	Options	Life	Price	Intrinsic Value	Options	Price	Intrinsic Value

$ 0.00 - $ 2.07	967,000	4.2	$1.15	$—	—	$—	$—
$ 2.07 - $ 4.14	288,084	3.4	$3.20	—	154,427	$3.28	—
$ 4.14 - $ 6.21	1,541,331	3.2	$5.69	—	1,165,996	$5.63	—
$ 6.21 - $ 8.28	138,414	2.6	$6.72	—	95,415	$6.72	—
$ 8.28 - $10.34	8,028	0.5	$9.33	—	8,028	$9.33	—
$10.34 - $12.41	8,288	0.5	$11.19	—	8,288	$11.19	—
$12.41 - $14.48	8,550	2.4	$14.16	—	8,550	$14.16	—
$14.48 - $16.55	30,431	2.2	$16.03	—	30,431	$16.03	—
$16.55 - $18.62	525	2.4	$16.94	—	525	$16.94	—

	2,990,651	3.5	$4.19	$—	1,471,660	$5.77	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money stock options based on Wilsons Leather’s closing stock price of $0.69 as of February 2, 2008, which would have been received by the option holders had all such options been exercised as of that date. As of February 2, 2008, based on the weighted average exercise price, there were no outstanding in-the-money stock options.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s unvested stock options as of February 2, 2008 and changes during the year ended February 2, 2008 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Unvested, beginning of period	1,599,964	$2.92
Granted	978,000	$0.59
Vested	(664,310)	$3.15
Forfeited	(394,663)	$2.34

Unvested, end of period	1,518,991	$1.47

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

Under the 2000 Plan, the Company may also issue other stock-based awards. Beginning with the Company’s Annual Meeting of Shareholders held on June 1, 2006, each member of the Board of Directors who is not an officer or employee of the Company is entitled to receive one-half of their $25,000 annual retainer in unrestricted shares of the Company’s common stock. In the second quarter of 2007, 53,219 shares of the Company’s common stock were issued as annual retainers. In the second quarter of 2006, 17,120 shares of the Company’s common stock were issued as annual retainers. These fully vested shares were issued based on the fair market value of the Company’s common stock on the day preceding the applicable Annual Meeting of Shareholders, $1.46 and $3.65 for 2007 and 2006, respectively. The non-employee directors representing the investors in the Preferred Stock and Warrant financing described in Note 9, “Preferred stock and warrant financing,” do not receive any director compensation.

Employee stock purchase plan

The Company has an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code of 1986. Employees are entitled to have payroll deductions withheld that are used to purchase company stock at a 15% discount at defined times during the year. The Company has allowed for 625,000 shares of common stock to be purchased under the ESPP. As of February 2, 2008, 507,035 shares had been issued under the plan and 117,965 were available for future issuance. Prior to January 29, 2006, under APB No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the ESPP. However, based on the provisions of the ESPP regarding purchase discounts, the plan is deemed compensatory under SFAS No. 123R. As such, compensation expense is recognized for the fair value of the option features of the ESPP purchases subsequent to January 29, 2006. The ESPP fair value is estimated using the Black-Scholes option pricing model with applicable assumptions and input variables. Stock-based compensation expense recognized under SFAS No. 123R during 2007 and 2006 related to the ESPP was insignificant.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11	Warrants

The Company has from time-to-time issued warrants to purchase its common stock to certain parties who have invested in the Company. All of the outstanding warrants contain anti-dilution rights relating to certain events as defined in the applicable warrant agreements including but not limited to, issuance of common shares below either the market price and/or warrant exercise price, consolidations, mergers, stock dividends, stock splits and other similar events. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital. As of February 2, 2008, warrants to purchase a total of 20,022,364 shares of the Company’s common stock were issued and outstanding, as follows:

	As of February 2, 2008
			Weighted	Weighted
			Average	Average
	Exercise		Exercise	Remaining
	Price	Shares	Price	Life

Warrants issued April 25, 2004(1)	$2.39	2,511,182	$2.39	1.23
Warrants issued July 2, 2004(1)	$2.39	2,511,182	$2.39	1.41
Warrants issued June 15, 2007(2)	$2.00	15,000,000	$2.00	4.37

Outstanding, end of period	$2.00-$2.39	20,022,364	$2.10	3.60

Exercisable, end of period	$2.00-$2.39	20,022,364	$2.10	3.60

(1)	In connection with an equity financing transaction completed in July of 2004, the Company issued four million warrants exercisable for five years to certain institutional investors at an exercise price of $3.00 per share of the Company’s common stock. Pursuant to the anti-dilution provisions of the terms of these warrants, as a result of the June 2007 Preferred Stock and Warrant financing (see Note 9, “Preferred stock and warrant financing”), the exercise price of the warrants was reduced to $2.39 and the number of underlying shares of common stock increased from 4,000,000 to 5,022,364.

(2)	These warrants were issued in conjunction with the June 2007 Preferred Stock and Warrant financing and are exercisable for five years.

12	401(k) profit sharing plan

The Company has a defined contribution 401(k) profit sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax deferred contributions of up to 30% of their eligible compensation, subject to annual IRS limitations. As of January 1, 2006, for employees who have worked more than one year, the Company matches 100% of contributions, up to a maximum of 3% of the employee’s eligible compensation and 50% of contributions up to the next 2% of eligible compensation. These Company matching contributions are 100% vested when made. Prior to January 1, 2006, for employees who had worked less than three years but more than one year, the Company matched 25% of contributions, up to a maximum of 4% of the employee’s eligible compensation and for employees who had worked more than three years, the Company matched 50% of contributions, up to a maximum of 4% of the employee’s eligible compensation. These Company matching contributions vest after three years of service or upon death of the employee. Company contributions net of forfeitures were approximately $0.6 million and $0.5 million in 2007 and 2006, respectively. The Company may also, at its discretion, make a profit sharing contribution to the 401(k) plan for each plan year. The Company’s profit sharing contributions vest after five years. No profit sharing contributions were made during 2007 or 2006.

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

	For the years ended
	February 2,	February 3,
	2008	2007

Minimum rentals	$35,534	$36,755
Contingent rentals	919	1,110

Total	$36,453	$37,865

As of February 2, 2008, the future minimum net rental payments due under operating leases were as follows (in thousands):

The Company is in the process of negotiating lease terminations for the liquidation stores and expects to reach settlement with its landlords during 2008.

Continuing Operations

Fiscal years ending:
2008	$22,009
2009	20,490
2010	17,924
2011	14,070
2012	9,605
Thereafter	26,400

Total	$110,498

License agreements

The Company has entered into license agreements that provide for royalty payments ranging from 1.0% to 17.0% of net sales or a flat dollar amount per unit purchased of the applicable licensed products. During the fourth quarter of 2007 the Company determined that it would no longer go forward with merchandise related to these agreements, and accordingly, accrued all minimum shortfalls through 2007 as well as 2008 minimum requirements. Minimum royalty payments required under these agreements, all of which were accrued as of February 2, 2008, are $0.8 million.

Litigation

In September 2005, the Company became aware of a kickback scheme involving its General Manager — Asia and certain vendors. On October 4, 2005, the General Manager — Asia admitted that he had received kickbacks from certain vendors over a period of eight years aggregating nearly $4.0 million. The General Manager — Asia was terminated and the Company’s Audit Committee and outside auditors were informed of the acknowledged kickbacks and the termination. On October 14, 2005, the Company’s Audit Committee retained outside counsel, and outside counsel investigated the extent of the kickback scheme, whether other employees were involved in or had knowledge of the kickbacks or similar arrangements and whether any violations of the Foreign Corrupt

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Practices Act had occurred in connection with the kickback arrangements. The investigation by outside counsel did not indicate that any employee other than the General Manager— Asia was involved in, or had previous knowledge of, the kickback scheme or similar arrangements or that there were any violations of the Foreign Corrupt Practices Act. The investigation also did not indicate that the magnitude of the kickbacks exceeded, or were less than, the nearly $4.0 million acknowledged by the former General Manager — Asia. Subsequent to his termination, the former General Manager — Asia paid Wilsons Leather approximately $0.5 million, which was recorded as a reduction of cost of sales in 2005. The acknowledged kickback arrangements did not have a material impact on the Company’s previously issued financial statements.

The Company brought a civil lawsuit in U.S. District Court against the former General Manager — Asia and the Company’s theft coverage insurance carrier in May 2007. In December 2007, the lawsuit was settled for payments to the Company in the aggregate amount of $1.6 million. This was recorded as a reduction of cost of sales in the fourth quarter of 2007.

The Company is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Guarantees

As of February 2, 2008 and February 3, 2007, the Company had outstanding letters of credit of approximately $12.2 million and $3.8 million, respectively, which were primarily used to guarantee foreign merchandise purchase orders. See Note 7, “Long-term debt.”

Gain contingency

In December 2006, the Company received $0.6 million from the VISA/MasterCard antitrust litigation settlement concerning alleged wrongful inflation of interchange fees. The Company recorded a gain of $0.6 million in the fourth quarter of 2006 related to these proceeds as a reduction of selling, general and administrative expenses.

14	Sale/leaseback of headquarters facility

During June 2002, the Company entered into an agreement for the sale and leaseback of its corporate headquarters and distribution center in Brooklyn Park, Minnesota, for net proceeds of $12.5 million. The initial term of the lease is 15 years, with an option to renew for an additional five-year period. The agreement includes an option for the Company to buy out the lease at the end of the tenth year for a price of $0.5 million. The buyout allows the Company to cancel the lease at its election and upon 12 months’ written notice to their landlord. Such cancellation would be effective as of the day prior to the tenth anniversary of the commencement date of the lease agreement. On the effective cancellation date, the lease and the term would expire with the same effect as if said date were the originally scheduled expiration of the lease term. The buyout option does not involve repurchasing the property and the cancellation fee of $0.5 million terminates any further involvement with the property. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

The net book value of the building approximated $3.1 million and has been removed from the accounts. The $9.4 million gain on the sale has been deferred and the appropriate amounts properly classified under short- and long-term liabilities. This deferred gain is being recognized as a reduction to rent expense over the 15-year term of the lease. The short-term portion is included in “accrued expenses” and the long-term portion is included in “other long-term liabilities” on the balance sheet. Payments under the lease approximated $1.4 million for the first year, with an annual increase of 2.5% each year thereafter.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15	Related-party transactions

In 2007 and 2006, Richard Liu, Chairman of one of the Company’s major suppliers (Superior Holdings International, Ltd.), was a greater than 5% shareholder of the Company’s common stock. The Company purchased $5.4 million and $5.9 million of products from Superior Holdings International, Ltd. during 2007 and 2006, respectively. As of February 2, 2008, there was no balance owed by the Company to Superior Holdings International, Ltd. The Company believes that transactions with Superior Holdings International, Ltd. are on terms no less favorable to it than those obtainable in arm’s-length transactions with unaffiliated third parties.

16	Supplemental cash flow information

The following non-cash investing and financing activities transpired during fiscal 2007 and 2006, respectfully (in thousands):

	For the years ended
	February 2,	February 3,
	2008	2007

Investing activities:
Additions to property and equipment	$571	$394
Financing activities:
Preferred stock paid-in-kind dividends	$3,415	$—
Beneficial conversion feature	$14,877	$—
Deemed dividend to warrant holders	$967	$—

17	Subsequent events

On February 14, 2008, the Company announced that it would liquidate up to 160 stores (subsequently revised to 154 mall stores and four outlet stores — the “liquidation stores”) and eliminate approximately 938 store-related positions. The Company entered into an Agency Agreement (the “Agreement”) with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/Gordon Brothers Joint Venture”) to liquidate the inventory in the 158 stores and assist in the discussions with landlords regarding lease terminations in approximately 130 of these stores. Pursuant to the Agreement, the Hilco/Gordon Brothers Joint Venture will pay the Company a guaranteed amount of 77% of the cost value of the inventory, subject to certain adjustments. The Hilco/Gordon Brothers Joint Venture will be responsible for all expenses related to the sale. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs and location. The Company plans to remodel the 100 remaining mall stores to a new mall accessories store concept during 2008. As part of the launch of the new concept stores and ongoing cost reduction efforts, the Company realigned the organization to reflect its reduced store base and, as a result, eliminated 64 positions at its corporate headquarters, overseas offices and distribution center. The liquidation will be presented as discontinued operations commencing in the first quarter of 2008.

The Company estimates the pre-tax exit costs will approximate $21.3 million. The costs and charges related to the store closing sales and lease buyout negotiations will be recorded as settled during the first and second quarters of fiscal 2008. While not anticipated, it is possible that certain of the lease buyout costs may not be settled until the third quarter of fiscal 2008. The estimated amount and timing of these costs and charges are preliminary and may vary materially depending on various factors including the timing of the completion of the store closing sales, the outcome of negotiations with landlords and the accuracy of assumptions used by management in developing these

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates. The table below summarizes the types of expenses and identifies the estimated cash and non-cash charges associated with the store closing and lease buyout negotiations (in thousands):

	Cash	Non-Cash	Total

Net proceeds on inventory	$(9,175)	$4,784	$(4,391)
Store asset write-offs	—	9,287	9,287
Lease contract termination costs	8,600	—	8,600
Deferred rent relief	—	(3,887)	(3,887)
Store closing, occupancy and selling expenses	10,462	—	10,462
Other administrative costs	1,000	—	1,000

	$10,887	$10,184	$21,071

In the table above, “Net proceeds on inventory” represents the amount by which estimated proceeds from the inventory liquidation (which includes the 77% guarantee amount as well as estimated reimbursable Company operating expenses during the liquidation) exceed the carrying value of the inventory. The “Store asset write-offs” include the unrecoverable net book values of leasehold improvements, display fixtures and other store related assets that cannot or will not be redeployed and used in other of the Company’s operations. “Lease contract termination costs” relate to the estimated lease buyout costs. “Deferred rent relief” represents the deferred rent liabilities that will be settled upon lease termination. “Store closing occupancy and selling expenses” represent the estimated reimbursed and un-reimbursed occupancy and selling expenses of the store closing sales. Lastly, “Other administrative costs” represent various administrative costs, primarily severance and retention.

The Company’s senior credit facility was amended on February 14, 2008. The amendment, among other things, allowed for the liquidation, revised the borrowing base by adding a $10.0 million reserve, prohibits borrowing under the revolving line of credit until the Company provides projections and a business plan that are acceptable to its lender, and requires a monthly appraisal of the Company’s inventory.

On March 14, 2008, Michael J. McCoy, who was serving as Chairman of the Audit Committee, resigned from the Board of Directors due to other commitments requiring his time.

On April 3, 2008, Michael M. Searles resigned as Chief Executive Officer and from the Board of Directors of the Company. On March 28, 2008, the Company and Mr. Searles entered into an agreement pursuant to which Mr. Searles would receive as severance pay his base salary for six months if he complies with the agreement. In order to comply with the agreement, Mr. Searles must release all claims he may have against the Company other than claims for indemnification, remain available to render consulting services for six months, maintain confidential information regarding the Company, refrain from competing with the Company for six months after his separation date, refrain from hiring or attempting to hire current or certain former employees of the Company for twelve months after his separation date and refrain from interfering with the Company’s relationships with its customers, suppliers and other business contacts for twelve months after his separation date. In addition, the Company will pay the employer portion of the group health, dental and vision insurance premiums for up to six months if Mr. Searles elects to continue coverage.

Schedule II

Valuation and Qualifying Accounts
(In thousands)		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End of
	of Period	Expenses	Accounts	Deductions	Period

Year ended February 3, 2007:
Allowance for doubtful accounts deducted from accounts receivable	$76	$277	$—	$(282)	$71
Year ended February 2, 2008:
Allowance for doubtful accounts deducted from accounts receivable	$71	$188	$—	$(211)	$48

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act, as amended, are located under the SEC file number 0-21543.

EXHIBIT INDEX

Exhibit
No.		Description	Method of Filing

3.1		Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002.(1)	Incorporated by Reference
3.2		Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004.(2)	Incorporated by Reference
3.3		Certificate of Designations for Series A Convertible Preferred Stock dated June 15, 2007.(3)	Incorporated by Reference
4.1		Specimen of common stock certificate.(4)	Incorporated by Reference
4.2		Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto.(5)	Incorporated by Reference
4.3		Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto.(6)	Incorporated by Reference
4.4		Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the purchasers identified on the signatory pages thereto (the “Purchase Agreement”).(7)	Incorporated by Reference
4.5		Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the investors identified therein.(8)	Incorporated by Reference
4.6		Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004.(9)	Incorporated by Reference
4.7		Registration Rights Agreement dated as of June 15, 2007 by and among Wilsons The Leather Experts Inc., Marathon Fund Limited Partnership V, Peninsula Investment Partners, L.P., Quaker Capital Partners I, L.P., and Quaker Capital Partners II, L.P.(10)	Incorporated by Reference
4.8		Form of Warrant issued to Marathon Fund Limited Partnership V, Peninsula Investment Partners, L.P., Quaker Capital Partners I, L.P., and Quaker Capital Partners II, L.P. on June 15, 2007.(11)	Incorporated by Reference
10.1		Parent Guaranty dated as of May 25, 1996, by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc. and River Hills Wilsons, Inc. in favor of General Electric Capital Corporation.(12)	Incorporated by Reference
*10	.2	Corporate Leadership Team Incentive Plan, as amended.(13)	Incorporated by Reference
10.3		Fifth Amended and Restated Credit Agreement dated as of December 29, 2006, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, and the Credit Parties and Lenders signatory thereto.(14)	Incorporated by Reference
10.4		Store Guarantors’ Guaranty dated as of May 25, 1996, by Bermans The Leather Experts, Inc., Wilsons House of Suede, Inc., Wilsons Tannery West, Inc., the Georgetown Subsidiaries that are signatories thereto and the Individual Store Subsidiaries that are signatories thereto, in favor of General Electric Capital Corporation. (15)	Incorporated by Reference
10.5		Joinder Agreement dated as of May 24, 1999, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(16)	Incorporated by Reference

Exhibit
No.		Description	Method of Filing

10.6		Pledge Agreement dated as of May 24, 1999, by and between Wilsons Leather of Delaware Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(17)	Incorporated by Reference
10.7		Pledge Agreement dated as of May 24, 1999, between Wilsons International, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(18)	Incorporated by Reference
10.8		Pledge Agreement dated as of May 25, 1996, between Wilsons The Leather Experts Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(19)	Incorporated by Reference
10.9		Pledge Agreement dated as of May 25, 1996, between Wilsons Center, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(20)	Incorporated by Reference
*10	.10	Wilsons The Leather Experts Inc. Amended 1996 Stock Option Plan.(4)	Incorporated by Reference
10.11		Pledge Agreement dated as of May 25, 1996, between Rosedale Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(21)	Incorporated by Reference
10.12		Pledge Agreement dated as of May 25, 1996, between River Hills Wilsons, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(22)	Incorporated by Reference
10.13		Amendment No. 2 to Pledge Agreement dated as of July 31, 1997, between River Hills Wilsons, Inc. and General Electric Capital Corporation.(23)	Incorporated by Reference
10.14		Joinder Agreement dated as of July 31, 1997, by and between Wilsons International Inc. and General Electric Capital Corporation.(24)	Incorporated by Reference
10.15		Wilsons The Leather Experts Inc. 1998 Stock Option Plan.(25)	Incorporated by Reference
10.16		Amended and Restated Security Agreement dated as of June 19, 2001, by and among Wilsons Leather Holdings Inc. and the other Grantors listed on the signature pages thereto, in favor of General Electric Capital Corporation, in its capacity as Agent for Lenders.(26)	Incorporated by Reference
10.17		Joinder Agreement dated as of October 31, 2000, by and between the Store Guarantors that are signatories thereto and General Electric Capital Corporation.(27)	Incorporated by Reference
10.18		Pledge Amendment dated as of October 31, 2000, by River Hills Wilsons, Inc.(28)	Incorporated by Reference
10.19		Pledge Agreement dated as of October 31, 2000, by and between WWT, Inc. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(29)	Incorporated by Reference
*10	.20	Wilsons The Leather Experts Inc. Amended and Restated 2000 Long Term Incentive Plan.(30)	Incorporated by Reference
10.21		Joinder Agreement dated as of April 13, 2001, by and between the Store Guarantors that are signatory thereto and General Electric Capital Corporation.(31)	Incorporated by Reference
10.22		Pledge Amendment, dated as of April 13, 2001, by WWT, Inc.(32)	Incorporated by Reference
10.23		Pledge Agreement, dated as of April 13, 2001, between Bentley’s Luggage Corp. and General Electric Capital Corporation, individually and as agent for the lenders signatory to the Credit Agreement.(33)	Incorporated by Reference
10.24		Lease, IRET Properties Landlord to Bermans The Leather Experts, Inc. Tenant, dated June 21, 2002.(34)	Incorporated by Reference
10.25		Joinder Agreement dated as of October 10, 2000, by and between Wilsons Leather Direct Inc. and General Electric Capital Corporation.(35)	Incorporated by Reference
*10	.26	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 1996 Stock Option Plan.(36)	Incorporated by Reference

Exhibit
No.		Description	Method of Filing

*10	.27	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 1996 Stock Option Plan.(37)	Incorporated by Reference
*10	.28	Form of Non-Statutory Stock Option Agreement (Director) pursuant to the 2000 Long Term Incentive Plan.(38)	Incorporated by Reference
*10	.29	Form of Non-Statutory Stock Option Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.(39)	Incorporated by Reference
*10	.30	Form of Restricted Stock Agreement (Associate) pursuant to the 2000 Long Term Incentive Plan.(40)	Incorporated by Reference
*10	.31	Employment Agreement, dated as of November 22, 2004, between the Company and Michael M. Searles.(41)	Incorporated by Reference
*10	.32	Form of Non-Statutory Stock Option Agreement between the Company and Michael M. Searles.(42)	Incorporated by Reference
*10	.33	Waiver and Modification, dated March 2, 2005, under Employment Agreement dated November 22, 2004, between Michael Searles and the Company.(43)	Incorporated by Reference
*10	.34	Amendment to Employment Agreement dated as of September 14, 2005, by and between Michael M. Searles and the Company.(44)	Incorporated by Reference
10.35		Letter Agreement dated December 29, 2006, between Wilsons Leather Holdings Inc. and General Electric Capital Corporation.(45)	Incorporated by Reference
*10	.36	Second Amendment to Employment Agreement dated as of December 21, 2006 by and between the Company and Michael M. Searles.(46)	Incorporated by Reference
10.37		Reaffirmation of Guaranty dated as of December 29, 2006 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent for Lenders.(47)	Incorporated by Reference
10.38		First Amendment to Fifth Amended and Restated Credit Agreement dated as of February 12, 2007, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Agent, Lender, Term Lender and Swing Line Lender, and the Credit Parties and Lenders signatory thereto.(48)	Incorporated by Reference
*10	.40	Form of Stay Bonus Agreement.(49)	Incorporated by Reference
10.43		Securities Purchase Agreement dated as of June 1, 2007 among Wilsons The Leather Experts Inc. and the Purchasers set forth on Schedule 1 thereto, including the Exhibits thereto.(50)	Incorporated by Reference
10.44		Support Agreement, dated as of June 1, 2007, by and among Wilsons The Leather Experts Inc., Marathon Fund Limited Partnership V, Peninsula Investment Partners, L.P., Quaker Capital Partners I, L.P., and Quaker Capital Partners II, L.P.(51)	Incorporated by Reference
10.45		Second Amendment to Fifth Amended and Restated Credit Agreement dated as of June 15, 2007, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.(52)	Incorporated by Reference
10.46		Reaffirmation of Guaranty dated as of June 15, 2007 by Wilsons The Leather Experts Inc., Wilsons Center, Inc., Rosedale Wilsons, Inc., River Hills Wilsons, Inc. and the Store Guarantors listed on the signature pages thereto in favor of General Electric Capital Corporation as Agent.(53)	Incorporated by Reference
14.1		Code of Business Ethics and Conduct.(54)	Incorporated by Reference
21.1		Subsidiaries of Wilsons The Leather Experts Inc.	Electronic Transmission
23.1		Consent of KPMG LLP	Electronic Transmission

Exhibit
No.	Description	Method of Filing

31.1	Certification of Chairman of the Board of Directors (acting principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
32.1	Certification of Chairman of the Board of Directors (acting principal executive officer) pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

*	Management contract, compensating plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002.

(2)	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the fiscal year ended January 31, 2004.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

(4)	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on December 24, 1996.

(5)	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on October 11, 1996.

(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(8)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(9)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 26, 2004.

(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

(11)	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 19, 2005.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2007.

(15)	Incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(17)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(18)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended May 1, 1999, filed with the Commission.

(19)	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(20)	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(21)	Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(22)	Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-13967) filed with the Commission on May 27, 1997.

(23)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(24)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission.

(25)	Incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Commission.

(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 25, 2001.

(27)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(28)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(29)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended October 28, 2000, filed with the Commission.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2005.

(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(32)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(33)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended May 5, 2001, filed with the Commission.

(34)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended August 3, 2002, filed with the Commission.

(35)	Incorporated by reference to Exhibit 10.33 to the Company’s Report on Form 10-K for the year ended February 3, 2001, filed with the Commission.

(36)	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended July 31, 2004.

(37)	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended July 31, 2004.

(38)	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended July 31, 2004.

(39)	Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended July 31, 2004.

(40)	Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended July 31, 2004.

(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

(42)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on November 24, 2004.

(43)	Incorporated by reference to Exhibit 10.73 to the Company’s Report on Form 10-K for the year ended January 29, 2005.

(44)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on September 19, 2005.

(45)	Incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended February 3, 2007.

(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2006.

(47)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2007.

(48)	Incorporated by reference to Exhibit 10.40 to the Company’s Report on Form 10-K for the year ended February 3, 2007.

(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on February 1, 2007.

(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on June 5, 2007.

(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

(52)	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

(53)	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the Commission on June 21, 2007.

(54)	Incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K for the year ended January 31, 2004.