Form 10-Q
period 2008-05-03
WILSONS THE LEATHER EXPERTS INC
filed 2008-06-17
CIK 1016607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-21543
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 12, 2008, there were 39,893,039 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

WILSONS THE LEATHER EXPERTS INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	May 3,	February 2,
	2008	2008(1)
ASSETS

Current assets:
Cash and cash equivalents	$9,313	$7,362
Accounts receivable, net	2,750	3,462
Inventories	33,777	58,307
Prepaid expenses	3,007	6,821
Income taxes receivable	208	141

Total current assets	49,055	76,093
Property and equipment, net	14,789	13,681
Other assets, net	885	815

TOTAL ASSETS	$64,729	$90,589

LIABILITIES, PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$9,037	$16,288
Accrued expenses	11,472	12,718
Deferred income taxes	430	723
Current liabilities of discontinued operations	8,918	—

Total current liabilities	29,857	29,729
Income taxes payable	1,398	1,367
Other long-term liabilities	11,962	15,441

Total liabilities	43,217	46,537

Commitments and contingencies

Preferred stock, $.01 par value; 200,000 shares authorized; 46,667 shares issued and outstanding on May 3, 2008 and February 2, 2008	40,232	39,033

Shareholders’ equity (deficit):
Common stock, $.01 par value; 150,000,000 shares authorized; 39,372,209 and 39,336,903 shares issued and outstanding on May 3, 2008 and February 2, 2008, respectively	394	393
Additional paid-in capital	139,124	140,500
Accumulated deficit	(158,240)	(135,876)
Accumulated other comprehensive income	2	2

Total shareholders’ equity (deficit)	(18,720)	5,019

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$64,729	$90,589

(1)	Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	May 3,	May 5,
	2008	2007
Net sales	$36,435	$42,364
Cost of goods sold, buying and occupancy costs	31,464	36,205

Gross margin	4,971	6,159

Selling, general and administrative expenses	17,155	19,060
Depreciation and amortization	1,026	2,066

Operating loss	(13,210)	(14,967)
Interest expense, net	171	431

Loss from continuing operations before income tax provision (benefit)	(13,381)	(15,398)
Income tax provision (benefit)	23	(73)

Loss from continuing operations	(13,404)	(15,325)
Loss from discontinued operations, net of income tax benefit of $269 and $0, respectively	(8,960)	(5,940)

Net loss	(22,364)	(21,265)
Preferred stock paid-in-kind dividends	1,373	—

Net loss attributable to common shareholders	$(23,737)	$(21,265)

Loss per common share — basic and diluted
Loss from continuing operations	$(0.38)	$(0.39)
Loss from discontinued operations	(0.22)	(0.15)

Net loss	$(0.60)	$(0.54)

Weighted average common shares outstanding — basic and diluted	39,350	39,212
The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	May 3,	May 5,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(22,364)	$(21,265)
Loss from discontinued operations, net of income tax benefit	(8,960)	(5,940)

Loss from continuing operations	(13,404)	(15,325)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,026	2,066
Amortization of deferred financing costs	102	88
Stock-based compensation expense (benefit)	(184)	328
Deferred income taxes	(23)	—
Changes in operating assets and liabilities:
Accounts receivable, net	711	788
Inventories	2,744	12,434
Prepaid expenses	3,669	508
Accounts payable and accrued expenses	(9,025)	(5,098)
Income taxes payable and other liabilities	(502)	116

Net cash used in operating activities from continuing operations	(14,886)	(4,095)
Net cash provided by (used in) operating activities from discontinued operations	18,655	(5,167)

Net cash provided by (used in) operating activities	3,769	(9,262)

INVESTING ACTIVITIES:
Additions to property and equipment	(1,652)	(1,187)

Net cash used in investing activities	(1,652)	(1,187)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	7	27
Debt issuance costs	(173)	(18)

Net cash provided by (used in) financing activities	(166)	9

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,951	(10,440)
CASH AND CASH EQUIVALENTS, beginning of period	7,362	19,909

CASH AND CASH EQUIVALENTS, end of period	$9,313	$9,469

CASH PAID DURING THE PERIOD:
Interest	$142	$602
Income taxes	82	(13)

SUPPLEMENTAL DISCLOSURES:
Investing Activities — non-cash additions to property and equipment	$529	$1,012
Financing Activities — preferred stock paid-in-kind dividends	1,373	—
The accompanying notes are an integral part of these consolidated financial statements.

WILSONS THE LEATHER EXPERTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Wilsons The Leather Experts Inc. (“Wilsons Leather” or the “Company”), a Minnesota corporation, and its direct and indirect subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company operates in one reportable segment as a specialty retailer of quality leather outerwear, accessories and apparel in the United States. At May 3, 2008, the Company operated 228 stores located in 39 states, including 100 mall stores, 114 outlet stores and 14 airport locations.
     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, the significant accounting policies and certain financial information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but which are not required for interim reporting purposes, have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation in accordance with GAAP. The Company’s business is highly seasonal, and accordingly, interim results are not necessarily indicative of results for the full fiscal year. These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, filed with the SEC on April 14, 2008.
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
     Fiscal year
     The Company’s fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended January 31, 2009, February 2, 2008 and February 3, 2007 are referred to herein as fiscal years 2008, 2007 and 2006, respectively. Fiscal years 2008 and 2007 are 52 week years. Fiscal 2006 consisted of 53 weeks.

2.	Summary of Significant Risks and Uncertainties and Going Concern Assessment
     Over the past few years, mall traffic has been trending downward, off-mall retail venues have gained popularity and competition has continued to increase from non-specialty discounters and mass merchandisers, as they have significantly expanded into leather outerwear at promotional price points. The declining mall traffic and increased competition has adversely affected the performance of the Company’s stores. Further compounding these issues for the Company was an extremely challenging retail environment for outerwear in 2007. In addition, the Company’s strategic initiative undertaken in 2006 and 2007 to transition its customer base to a more contemporary and upscale target customer is taking more time than anticipated, further negatively impacting store performance.
     For the three months ended May 3, 2008 and May 5, 2007 and the years ended February 2, 2008 and February 3, 2007, the Company has incurred net losses of $22.4 million, $21.3 million, $77.5 million and $33.1 million, respectively, and generated (used) $3.8 million, ($9.3) million, ($28.2) million and ($14.6) million, respectively, in cash for operating activities. In addition, the Company’s $45.6 million cash balance at the beginning of 2006 has decreased to $9.3 million as of May 3, 2008. The Company executed amendments to its credit agreement in February 2008. These amendments, among other things, added a $10.0 million reserve to the borrowing base for revolver borrowings; however, until the Company provides projections and a business plan that are acceptable to its lender, revolver borrowings are prohibited and the aggregate amount of letters of credit outstanding is limited to $21.0 million. In addition, the amendments require a monthly appraisal of the Company’s inventory, which is then used to establish borrowing limits under the credit agreement.
     On February 15, 2008, the Company commenced the liquidation of 154 mall stores and four outlet stores. The February credit agreement amendments allowed for the store liquidations but limit the aggregate amount that can be paid to settle the leases of the liquidated stores. The store liquidations resulted in the closing of approximately 130 stores prior to the end of their respective lease terms. The remaining terms on these leases average approximately 40 months and range from less than one year to up to ten years. There is uncertainty as to when, and at what cost, the Company will fully settle all remaining lease obligations. The Company is currently in negotiations with its landlords to obtain settlements for these leases; however, the settlement negotiations may not result in terms that are acceptable to the Company or its lender and may have an adverse impact on the leases of the Company’s remaining stores.
     In order to execute its go forward plans, the Company will need to amend some of the restrictions in its current credit agreement, or find alternative sources of credit, and raise additional capital during the second quarter of 2008. The Company is pursuing possible sources of funding, including possible sales of existing assets. The Company is also considering additional store closures to optimize cash flow. As of May 3, 2008, all of the Company’s assets were considered “held-and-used” as the criteria considered for “held-for-sale” accounting had not been met. As of May 3, 2008, the Company evaluated the potential for impairment of long-lived assets using a weighted average of estimated expected future cash flows by store and cash flows from the sale of assets. This analysis did not result in an impairment of long-lived assets as of May 3, 2008. If the criteria for “held-for-sale” accounting is met, the Company can only consider the expected cash flows from the sale of the assets, net of transaction costs, in its analysis, which may result in future impairment charges.
     There can be no assurance that additional funding will be available or can be obtained on terms that are favorable to the Company, or at all. There is no assurance that the Company’s current lender will agree to amend the terms of the credit agreement. If the Company is not able to obtain additional capital in the second quarter of 2008, it will not be able to continue its operations outside of bankruptcy. Under certain bankruptcy events, the Company may be required to redeem shares of its preferred stock at their liquidation value. As of May 3, 2008, the aggregate liquidation value was $48.2 million, including accrued but unpaid dividends. However, the redemption would not be permitted by law, unless the Company is able to pay its debts as they come due, and would be prohibited by the terms of its existing credit agreement. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair measurements. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which deferred the effective date of SFAS 157 for one year, as it relates to the fair value measurement requirements for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements. The Company is evaluating the impact that the implementation of SFAS 157 for its non-financial assets and non-financial liabilities will have on its consolidated financial statements.

4.	Reorganization and Partial Store Liquidation and Discontinued Operations
     On February 15, 2008, the Company announced that it would liquidate up to 160 stores (subsequently revised to 154 mall stores and four outlet stores — the “liquidation stores”) and eliminate approximately 938 store-related positions. The Company entered into an Agency Agreement (the “Agreement”) with a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and Hilco Real Estate, LLC (the “Hilco/Gordon Brothers Joint Venture”) to liquidate the inventory in the 158 stores and assist in the discussions with landlords regarding early lease terminations in approximately 130 of these stores. The liquidation stores were selected based on strategic criteria, including negative sales and earnings trends, projected real estate costs and location.
     The Company plans to remodel the 100 remaining mall stores to a new mall accessories store concept during 2008. As part of the launch of the new concept stores and ongoing cost reduction efforts, the Company realigned its organization to reflect its reduced store base and, as a result, eliminated 64 positions at its corporate headquarters, overseas offices and distribution center. Selling, general and administrative expenses of continuing operations for the three months ended May 3, 2008 include $0.8 million of employee separation costs incurred by the Company in connection with these eliminated positions, of which $0.6 million was paid in the period. The remaining balance of accrued employee separation costs at May 3, 2008 of $0.4 million is included in accrued expenses of continuing operations. The Company expects to complete all payments by the third quarter of fiscal 2008.
     In addition to the liquidation stores, the Company also closed five mall stores during the three months ended May 3, 2008, primarily related to natural lease terminations. The liquidation stores and other closings totaled 163 stores, of which 44 closings resulted in the exit from 38 of the Company’s markets and the other 119 closings resulted in a significant reduction in stores in the Company’s remaining 81 markets. The Company does not expect a significant migration of closed store customers to another of its existing stores or its e-commerce site. Accordingly, the results of operations for the 163 closed stores qualified for discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and are presented separately in the accompanying statements of operations for all periods presented. No consolidated buying costs (which consist of merchandising and distribution expenses), indirect selling, general and administrative expenses (which include field sales management and loss prevention) or interest expense have been allocated to discontinued operations. The Company recorded asset impairment charges related to the liquidation stores of $9.3 million during the fourth quarter of fiscal 2007, which eliminated most of the remaining net book value of assets located in the closed stores reported as discontinued operations.

     The components of loss from discontinued operations of the stores closed in 2008 were as follows:

	Three Months Ended
	May 3,	May 5,
(In thousands)	2008	2007
Net sales	$30,161	$15,231
Cost of goods sold and occupancy costs	28,966	14,939

Gross margin	1,195	292

Selling, general and administrative expenses	10,377	5,459
Depreciation and amortization	47	773

Loss before income tax benefit	(9,229)	(5,940)
Income tax benefit	(269)	—

Loss from discontinued operations, net of tax	$(8,960)	$(5,940)

     The current liabilities of discontinued operations consisted of the following:

May 3,
(In thousands)	2008
Compensation and benefits	$144
Taxes other than income taxes	292
Rent	2,346
Estimated fair value of remaining lease obligations	5,274
Due to Hilco/Gordon Brothers Joint Venture	701
Other	161

Current liabilities of discontinued operations	$8,918

     The store liquidations and vacating of the leased premises were substantially complete as of the end of the first quarter of fiscal 2008. Accordingly, the loss from discontinued operations for the three months ended May 3, 2008 includes the costs and charges related to the liquidation sales and estimated fair value of the remaining lease obligations of certain of the liquidation stores in accordance with SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Pursuant to the Agreement, the Hilco/Gordon Brothers Joint Venture paid the Company a guaranteed amount of 77% of the cost value of the inventory, subject to certain adjustments. The Hilco/Gordon Brothers Joint Venture was responsible for all expenses related to the sale. The estimated fair value of the remaining lease obligations is preliminary and may vary materially depending on various factors, including the outcome of negotiations with landlords, the ability to obtain lease assignments or subtenants for the vacated premises and the accuracy of assumptions used by management in developing these estimates. The Company will adjust the estimated fair value of remaining lease obligations to the lease buyout amount plus negotiation costs in the period lease settlements are executed. A summary of the net cost of the liquidation included in loss from discontinued operations for the three months ended May 3, 2008 is as follows:

	Period from February 15, 2008
	through May 3, 2008
(In thousands)	Cash	Non-cash	Total
Net proceeds from inventory liquidation (1)	$(7,688)	$4,613	$(3,075)
Store asset recovery (2)	(219)	—	(219)
Estimated fair value of remaining lease obligations (3)	5,319	—	5,319
Deferred rent credits (4)	—	(2,918)	(2,918)
Store closing, occupancy and selling expenses (5)	9,344	79	9,423
Other administrative costs (6)	—	—	—

Net cost of liquidation before income tax benefit	$6,756	$1,774	$8,530

(1)	Represents the amount by which the gross proceeds from the inventory liquidation (total of the guaranteed amount, as adjusted, and reimbursed store operating expenses) exceeded the carrying value of the liquidated inventory.

(2)	An asset impairment charge for the unrecoverable net book value of leasehold improvements, display fixtures and other store related assets of $9.3 million was recorded in the fourth quarter of fiscal 2007.

(3)	Includes the estimated fair value of the remaining lease obligations of 130 liquidation stores that are still in lease buyout negotiations with the landlords, accrued in accordance with SFAS 146.

(4)	Represents the write-off of the remaining unrecognized deferred rent credits related to the straight-line recognition of scheduled rent increases over the lease term.

(5)	Represents store selling, occupancy and other operating expenses, including expenses reimbursed by the Hilco/Gordon Brothers Joint Venture.

(6)	Excluded from store liquidation expenses are administrative costs, primarily employee separation costs, of $0.8 million incurred in connection with the organizational realignment. These costs are included in selling, general and administrative expenses of continuing operations.

5.	Cash and Cash Equivalents
     Cash equivalents at May 3, 2008 and February 2, 2008 were $11.3 million and $11.7 million, respectively, and consisted entirely of money market funds. For the three months ended May 3, 2008 and May 5, 2007, interest income earned on money market funds of $0.1 million and $0.3 million, respectively, is included in interest expense, net.

6.	Debt
     The Company has a credit agreement with General Electric Capital Corporation (“GECC”) that provides for revolving loan commitments of up to $115.0 million in aggregate principal amount, including a sublimit of $75.0 million for letter of credit obligations. Amounts outstanding under the credit agreement are subject to limits, as defined, and are collateralized by the Company’s inventory, equipment, credit card and wholesale receivables and substantially all other personal property. The credit agreement expires June 30, 2010, at which time all amounts outstanding become due and payable. The Company executed amendments to its credit agreement in February 2008. These amendments, among other things, allowed for the store liquidations, but limit the aggregate amount that can be paid to settle the leases of the liquidated stores. The amendments added a $10.0 million reserve to the borrowing base for revolver borrowings; however, until the Company provides projections and a business plan that are acceptable to its lender, revolver borrowings are prohibited and the aggregate amount of letters of credit outstanding is limited to $21.0 million. The amendments also require a monthly appraisal of the Company’s inventory to determine the value of eligible inventory as if sold in an orderly liquidation, which is then used to establish borrowing limits under the credit agreement. The appraised inventory values are generally lower than the carrying value of inventory and fluctuate throughout the year due to a variety of factors, including seasonality. For the three months ended May 3, 2008 and May 5, 2007, the Company had no revolver borrowings outstanding. The Company had outstanding letters of credit at May 3, 2008 and February 2, 2008 of $10.7 million and $12.2 million, respectively.
     As of May 3, 2008, the Company had not yet provided the projections and business plan required by the amendments. In addition, the Company is continuing to negotiate settlement agreements with the landlords of the liquidation stores. The final settlement amounts could vary from the Company’s estimates and could exceed the amount allowed by the credit agreement.

7.	Other Long-Term Liabilities
     Other long-term liabilities primarily consist of the deferred rent liability resulting from the straight-line recognition of scheduled rent increases over the lease term. Other long-term liabilities at February 2, 2008 included $3.2 million related to stores subsequently reported as discontinued operations. The loss from discontinued operations for the three months ended May 3, 2008 includes a non-cash credit of $2.9 million related to the elimination of the deferred rent liability. The remaining balance of $0.3 million was reclassified to current liabilities of discontinued operations at May 3, 2008.

8.	Preferred Stock and Warrant Financing
     On June 15, 2007, the Company completed the sale of 45,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 15 million shares of common stock (the “Warrants”) for a total purchase price of $45.0 million to four institutional investors (the “Preferred Stock and Warrant financing”). The Preferred Stock was initially convertible into shares of common stock at a conversion price of $1.50 per share, or 30 million total shares of common stock. Going forward, the number of shares of common stock issuable upon conversion of the Preferred Stock at any time is equal to the stated value of each share of Preferred Stock ($1,000) divided by the conversion price then in effect. As of May 3, 2008, there were 46,667 shares of Preferred Stock outstanding convertible into 31.1 million shares of common stock. The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually on June 1 and December 1. As of May 3, 2008 the Company has accrued dividends representing an additional 1,571 shares of Preferred Stock since the December 1, 2007 dividend declaration, which include 928 shares accrued for the three months ended May 3, 2008. For the three months ended May 3, 2008, the fair value of the accrued dividends of $1.2 million was recorded in preferred stock and charged to additional paid-in capital. The related beneficial conversion feature of the accrued dividend of $0.2 million was recorded within additional paid-in capital.
     The initial carrying value of the Preferred Stock, including allocated net proceeds, was $36.0 million. As of May 3, 2008 and February 2, 2008, the carrying value of the Preferred Stock was $40.2 million and $39.0 million, respectively, which included payment-in-kind declared and accrued dividends to date of $4.2 million and $3.0 million, respectively, exclusive of the beneficial conversion feature accrued to date and recorded within additional paid-in capital of $0.6 million and $0.4 million respectively.
     The Preferred Stock has certain redemption features that may require the Company to redeem the Preferred Stock at its liquidation value upon the occurrence of certain events. The value of the liquidation preference is equal to $1,000 per share of Preferred Stock, the holders’ initial investment, plus all accrued and unpaid dividends. As of May 3, 2008, the aggregate liquidation value of the Preferred Stock was $48.2 million. However, the redemption would not be permitted by law, unless the Company is able to pay its debts as they come due, and would be prohibited by the terms of the Company’s credit agreement. As of May 3, 2008, no such triggering events had transpired.

9.	Stock-Based Compensation
     The Company’s Amended and Restated 2000 Long Term Incentive Plan (the “2000 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, non-vested shares (restricted stock), performance share awards, and other stock-based awards. The Company also has options outstanding under its amended 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Stock Option Plan (the “1998 Plan”). No future awards may be granted under the 1996 Plan or 1998 Plan. There were no grants made under the 2000 Plan during the three months ended May 3, 2008.
     The Company’s stock-based compensation is primarily related to employee stock options. For the three months ended May 3, 2008 and May 7, 2007, the Company recognized stock-based compensation expense (benefit) of ($0.2) million and $0.3 million, respectively, net of adjustments for forfeitures of unvested shares of $0.4 million and $0.2 million, respectively. Stock-based compensation (benefit) is recognized as part of selling, general and administrative expenses.
     During the three months ended May 3, 2008 and May 5, 2007, there were no options exercised. As of May 3, 2008, total unrecognized compensation costs related to unvested stock-based awards was $0.4 million, which is expected to be recognized over a weighted average vesting period of approximately 1.9 years.

10.	Income taxes
     For the three months ended May 3, 2008, the Company’s income tax provision on continuing operations was $23 thousand, consisting of $32 thousand related to an increase in the Company’s liability for certain unrecognized state income tax benefits, $14 thousand related to current state income taxes and a benefit of $23 thousand related to a decrease in the Company’s LIFO inventory deferred tax liability. The income tax benefit on loss from discontinued operations of $0.3 million was related to a decrease in the Company’s LIFO inventory deferred tax liability related to discontinued operations.
     For the three months ended May 5, 2007, the Company’s income tax benefit on continuing operations of $0.1 million was related to a decrease in the Company’s liability for certain unrecognized state income tax benefits. There was no income tax benefit on the loss from discontinued operations.
     Due to the cumulative losses over the past five fiscal years and in the three months ended May 3, 2008, the Company believes that it is more likely than not that its deferred tax asset will not be realized. Accordingly, as of May 3, 2008 and February 2, 2008, a full valuation allowance has been recorded against the net deferred tax assets, including potentially unrealizable net operating losses.
     The ability to utilize net operating loss carryforwards to reduce future taxable income is limited under various provisions of the Internal Revenue Code, including Section 382. Changes in ownership could severely limit the utilization of the federal and state net operating loss carryforwards, which could result in expiration of the loss carryforwards prior to their utilization.

11.	Loss Per Common Share
     Basic and diluted loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Pursuant to the treasury stock method, in periods with a loss, potentially dilutive common shares related to stock options, warrants and Preferred Stock have been excluded from the calculation of diluted loss per share, as their inclusion would have been anti-dilutive.
     The following table presents the computation of basic and diluted loss per share:

	Three Months Ended
	May 3,	May 5,
(In thousands, except per share amounts)	2008	2007
Loss from continuing operations:
Loss from continuing operations	$(13,404)	$(15,325)
Preferred stock paid-in-kind dividends	1,373	—

Loss from continuing operations attributable to common shareholders	$(14,777)	$(15,325)

Loss from discontinued operations, net of income tax benefit	$(8,960)	$(5,940)

Net loss attributable to common shareholders:
Loss from continuing operations	$(13,404)	$(15,325)
Loss from discontinued operations, net of income tax benefit	(8,960)	(5,940)

Net loss	(22,364)	(21,265)
Preferred stock paid-in-kind dividends	1,373	—

Net loss attributable to common shareholders	$(23,737)	$(21,265)

Weighted average common shares outstanding — basic and diluted	39,350	39,212

Loss per common share — basic and diluted:
Loss from continuing operations	$(0.38)	$(0.39)
Loss from discontinued operations	(0.22)	(0.15)

Net loss	$(0.60)	$(0.54)

     Potentially dilutive shares related to stock options, warrants and Preferred Stock excluded from the dilution calculations were as follows:

	Three Months Ended
	May 3,	May 5,
	2008	2007
Stock options	2,311,018	2,495,524
Warrants	20,022,364	4,000,000
Preferred Stock (1)	31,111,333	—

Total potentially dilutive shares	53,444,715	6,495,524

(1)	Shares of Preferred Stock using an “as if converted” method.

12.	Commitments and contingencies
     As of May 3, 2008, the Company had $10.7 million of standby and documentary letters of credit outstanding. The Company also has store operating leases that it has committed to in the ordinary course of business. Of the 163 stores closed by the Company during the first quarter of 2008, approximately 130 stores were closed prior to the end of their respective lease terms. The remaining lease terms average approximately 40 months and range from less than one year to up to ten years. The leases have a total of approximately $40.0 million of future minimum payments due over their remaining terms. The Company is currently in negotiations with its landlords to obtain settlements for these leases. As of May 3, 2008, current liabilities of discontinued operations include $2.3 million of accrued rent and $5.3 million for the estimated fair value of remaining lease obligations accrued in accordance with SFAS 146. The Company will adjust the estimated fair value of remaining lease obligations to the lease buyout amount plus negotiation costs in the period lease settlements are executed.
     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
13. Supplemental Balance Sheet Information

	May 3,	February 2,
(In thousands)	2008	2008
Accounts receivable, net:
Trade receivables	$2,274	$3,238
Other receivables	546	388

Total	2,820	3,626
Allowance for doubtful accounts	(35)	(48)
Deferred sales	(35)	(116)

Total accounts receivable, net	$2,750	$3,462

Inventories:
Raw materials	$1,389	$1,348
Finished goods	32,388	56,959

Total inventories	$33,777	$58,307

Property and equipment, net:
Equipment and furniture	$53,884	$66,324
Leasehold improvements	22,927	31,373

Total	76,811	97,697
Accumulated depreciation and amortization	(62,022)	(84,016)

Net property and equipment	$14,789	$13,681

Other assets, net:
Debt issuance costs	$4,751	$4,578
Accumulated amortization	(3,866)	(3,763)

Total	$885	$815

Accrued expenses:
Compensation and benefits	$3,486	$4,708
Taxes other than income taxes	1,782	1,893
Rent	3,550	2,722
Other	2,654	3,395

Total	$11,472	$12,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of Wilsons The Leather Experts Inc. and its wholly owned subsidiaries should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K. When we refer to “we,” “our,” “us” or “Wilsons Leather,” we mean Wilsons The Leather Experts Inc. and its subsidiaries, including its predecessor companies.
     Our fiscal year ends on the Saturday closest to January 31. The periods that will end or have ended January 31, 2009, February 2, 2008 and February 3, 2007 are referred to herein as fiscal years 2008, 2007 and 2006, respectively. Fiscal years 2008 and 2007 are 52 week years. Fiscal 2006 consisted of 53 weeks.

Overview
     We are a specialty retailer of quality leather outerwear, accessories and apparel in the United States. Our multi-channel store locations are designed to target a broad customer base with a superior level of customer service. At May 3, 2008, we operated 228 stores located in 39 states, including 100 mall stores, 114 outlet stores and 14 airport locations. Through our international leather sourcing network and relationships with vendors of nationally recognized designer brands, we are able to consistently provide our customers with quality, fashionable merchandise at attractive prices. Our business structure results in shorter lead times, allowing us to react quickly to popular and emerging fashion trends and customer preferences, rapidly replenish fast-selling merchandise and minimize fashion risk.
     We measure performance using such key operating statistics as comparable store sales, net sales per square foot, gross margin percentage, and store operating expenses, with a focus on labor, as a percentage of net sales. These results translate into store operating contribution and store cash flow, which we use to evaluate overall performance on an individual store basis. Store operating contribution is calculated by deducting a store’s operating expenses from its gross margin and is measured as a percentage of net sales. Store operating contribution gives us an overall measure as to whether or not individual locations and markets are meeting our financial objectives.
     In addition, general and administrative expenses are monitored in absolute amount, as well as on a percentage of net sales basis. We continue to monitor product costing and promotional activity and their impact on margin levels. In 2007, our inventory markdowns were higher than in the past as we aggressively liquidated certain merchandise and repositioned our inventory mix pursuant to our strategic initiatives of offering designer brand merchandise and a greater mix of accessories. Our gross margins are influenced by the mix of merchandise between accessories and outerwear in our total net sales.
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
     Comparable store sales from continuing operations decreased 8.8% for the three months ended May 3, 2008, compared to a 20.8% decrease in comparable store sales in the same period of last year. A store is included in the comparable store sales calculation after it has been open and operated by us for more than 52 weeks. The percentage change is computed by comparing total net sales for comparable stores as thus defined at the end of the applicable reporting period with total net sales from comparable stores for the comparable period in the prior year.
     Our strategic goals for 2008 are to aggressively reduce costs and working capital needs and to launch a new mall accessories store concept.
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
     In addition to the liquidation stores, we also closed five mall stores during the three months ended May 3, 2008, primarily related to lease terminations. The liquidation stores and other closings totaled 163 stores, and we have presented their results of operations separately as discontinued operations in the accompanying statements of operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).
     New Mall Accessories Store Concept.  Our current focus is on the new mall accessories store concept instead of other selling channels. During the 2007 holiday season, we began testing a new mall accessories store concept in four stores to address our customer traffic issues and elevate our designer brand positioning. With that test, we identified an accessories centered offering that appeals to an important buying demographic.
     This new accessories concept will be a designer brand driven store for women, focusing on fashion accessories with a limited selection of outerwear. We have kept only our best mall stores in the best locations for this concept. Our plan is to remodel every remaining mall store to this new concept during 2008. With handbags generally priced from $100 - $400, this new concept will provide an upscale boutique feel for customers in the emerging or mass luxury category and will be an alternative to the department store homogenization that has occurred in this category.
     In order to execute our go forward plans, we will need to amend some of the restrictions in our current credit agreement, or find alternative sources of credit, and raise additional capital during the second quarter of 2008. We are pursuing possible sources of funding, including possible sales of existing assets. As of May 3, 2008, all of our assets were considered “held-and-used,” as the criteria considered for “held-for-sale” accounting had not been met. As of May 3, 2008, we evaluated the potential for impairment of long-lived assets using a weighted average of estimated expected future cash flows by store and cash flows from the sale of assets. This analysis did not result in an impairment of long-lived assets as of May 3, 2008. If the criteria for “held-for-sale” accounting is met, we can only consider the expected cash flows from the sale of the assets, net of transaction costs, in our analysis, which may result in future impairment charges.
     There can be no assurance that additional funding will be available or can be obtained on terms that are favorable to us, or at all. See “Liquidity and Capital Resources” and Note 2 of Notes to Consolidated Financial Statements for additional information.

     In June 2007, we completed a $45.0 million private placement of a newly created series of convertible preferred stock and warrants to purchase our common stock (the “Preferred Stock and Warrant financing”). The net proceeds were used to repay our outstanding $20.0 million Term B promissory note and to fund general working capital requirements going forward, including the rollout of our designer brand merchandise initiative. This transaction is described in greater detail below in “Liquidity and Capital Resources—Capital Resources.” In addition to the influx of capital, the private placement brought us a large new investor, Goldner Hawn Private Equity, to assist in setting our long-term strategic direction.
     We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our current liquidity, consolidated financial statements, the changes in certain key items in those consolidated financial statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.
Critical Accounting Policies
     We consider our critical accounting policies to be those related to inventories and property and equipment impairment as discussed in the section with this title in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that begins on page 23 of our 2007 Annual Report on Form 10-K. No material changes occurred to these policies in the periods covered by this quarterly report.
Results of Operations
     Unless otherwise noted, the tables and discussion that follow relate only to results from continuing operations.
     The following table sets forth items from our consolidated statements of operations as a percentage of net sales:

	Three months ended
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	86.4	85.5
Gross margin	13.6	14.5
Selling, general and administrative expenses	47.1	45.0
Depreciation and amortization	2.8	4.9
Operating loss	(36.3)	(35.3)
     A summary of certain operational data for the periods listed is presented below:

	Three months ended
	May 3,	May 5,
	2008	2007
Net sales (in thousands)	$36,435	$42,364

Comparable store sales (1)
Total	(8.8)%	(20.8)%

By division
Mens	(21.7)	(28.2)
Womens	(27.1)	(25.2)
Accessories	7.8	(12.1)

By channel
Mall stores	(27.1)	(25.1)
Outlet stores	(1.4)	(15.4)
Airport stores	8.3	(16.2)

Number of stores:
Beginning of period	228	254
Opened	—	—
Closed	—	(3)

End of period	228	251

Discontinued operations	163	163

(1)	Comparable store sales for 2007 include discontinued operations.
     Net Sales. Net sales for the three months ended May 3, 2008 decreased 14.0% to $36.4 million compared to net sales of $42.4 million for the three months ended May 5, 2007. The decrease was primarily due to a comparable store sales decline for the quarter of 8.8%. In addition, we had 25 fewer average stores in continuing operations during the first quarter of 2008 compared to the same period in 2007. Comparable store sales improved each month of the first quarter of 2008 and were positive in the last month of the quarter. Comparable store sales results by division for the first quarter of 2008 reflect our strategic shift toward a predominantly accessories based assortment. Our accessories division had a 7.8% comparable store sales increase for the first quarter of 2008, driven by a 28.1% increase in handbag comparable store sales.
     Cost of Goods Sold, Buying and Occupancy Costs. Cost of goods sold, buying and occupancy costs decreased $4.7 million, or 13.1%, for the three months ended May 3, 2008, compared to the three months ended May 5, 2007. This decrease was primarily attributable to a $2.2 million decrease in markdowns. Our overall inventory levels were lower during the first quarter of 2008, which contributed to less slow-moving inventory. We also transferred certain unwanted inventory to the liquidation stores that was sold as part of the liquidation. Any markdowns on this inventory are included in the loss from discontinued operations. Markdowns during the first quarter of 2007 were impacted by actions taken to move certain unwanted spring/summer outerwear and certain accessories merchandise including oversized handbags.
     Our product costs decreased by $1.1 million for the first quarter of 2008 compared to the first quarter of 2007, primarily due to lower sales volume in the first quarter of 2008, and total buying and occupancy costs decreased by $1.2 million. Buying costs decreased by $0.6 million in the first quarter of 2008 compared to the first quarter of 2007. This decrease was primarily attributable to staff reductions related to the closure of 163 stores. Occupancy costs decreased by $0.6 million, primarily due to 25 fewer average stores in continuing operations during the first quarter of 2008 compared to the same period in 2007.
     Gross margin as a percentage of net sales decreased 90 basis points to 13.6% for the first quarter of 2008 compared to 14.5% for the first quarter of 2007. This decrease in gross margin rate was primarily driven by a 150 basis point increase in buying and occupancy costs as a percentage of net sales. As our occupancy costs are relatively fixed, comparable store sales performance will have a positive or negative impact on these costs as a percentage of net sales. The gross margin decrease was partially offset by a net improvement to gross margin of 30 basis points as a result of lower markdowns, net of lower initial markups. In addition, delivery and other costs of goods sold as a percentage of net sales decreased by 30 basis points.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $1.9 million to $17.2 million for the first quarter of 2008 from $19.1 million for the first quarter of 2007. As a percentage of net sales, SG&A expenses increased to 47.1% from 45.0%, reflecting the decrease in comparable store sales.
     As a result of staff reductions in connection with ongoing cost reduction efforts and the realignment of our organization to reflect the reduced store base, we experienced savings in payroll, related taxes and benefits of $2.0 million, consisting of $1.5 million in administrative, $0.4 million in store supervisory and $0.1 million related to our wholesale operations. In addition, stock-based compensation decreased by $0.5 million in the first quarter of 2008, primarily due to the staff reductions. The savings related to staff reductions were partially offset by employee separation costs incurred during the first quarter of 2008 of $0.8 million.
     During the first quarter of 2008, we incurred design and promotion expenses in connection with our new accessories concept of $0.8 million. These expenses were offset by decreases in store payroll and related taxes and benefits of $0.3 million and other store expenses of $0.1 million due to lower sales and an average of 25 fewer stores in continuing operations, a decrease of $0.1 million in supervisory expense related to travel and outside services due to the lower store base and $0.3 million of other cost reductions, primarily related to professional fess and other outside services.
     Depreciation and Amortization. Depreciation and amortization decreased to $1.0 million for the three months ended May 3, 2008, from $2.1 million in the comparable period last year. Depreciation and amortization as a percentage of net sales was 2.8% for the first quarter of 2008 compared to 4.9% for the first quarter of 2007. The $1.0 million decrease was primarily due to asset impairment charges related to continuing operations of $10.4 million, recognized in accordance with SFAS 144 during the fourth quarter of 2007. The asset impairment charges eliminated the remaining net book value of assets located in all of our mall stores and in four of our outlet stores.
     Operating Loss. Operating loss for the three months ended May 3, 2008 was $13.2 million, or 36.3% of net sales, compared to an operating loss of $15.0 million, or 35.3% of net sales, for the comparable period last year. The $1.8 million decrease in operating loss in the first quarter of 2008 was due to decreases of $1.9 million in SG&A expense and $1.0 million in depreciation expense, partially offset by $1.2 million in lower gross margin dollars as compared to the first quarter of 2007.
     Interest Expense, Net. Net interest expense decreased to $0.2 million in the first quarter of 2008 from $0.4 million in the first quarter of 2007. We incurred $0.5 million of interest expense on our Term B promissory note during the first quarter of 2007. We repaid this debt during the second quarter of 2007 with proceeds from the Preferred Stock and Warrant financing. We had no outstanding revolver borrowings during the first three months of 2008 and 2007. The lower interest expense was partially offset by a $0.2 million decrease in interest income earned on lower average cash balances during the first quarter of 2008 compared to the first quarter of 2007.

     Income Tax Provision (Benefit). For the first three months of 2008, the income tax provision, primarily related to an increase in certain state income tax reserves, was partially offset by an income tax benefit related to a decrease in our LIFO inventory deferred tax liability. The $0.1 million income tax benefit for the first three months of 2007 related to a reduction in certain state income tax reserves.
     Due to cumulative losses sustained over the past five fiscal years and in the current year-to-date period ended May 3, 2008, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets including potentially unrealizable net operating losses. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code. See Note 10 of Notes to Consolidated Financial Statements for additional information.
     Loss from Continuing Operations. Loss from continuing operations for the three months ended May 3, 2008 was $13.4 million compared to a loss of $15.3 million for the three months ended May 5, 2007. Loss from continuing operations attributable to common shareholders for the first quarter of 2008 was $0.38 per basic and diluted share, compared to a loss of $0.39 per basic and diluted share for the first quarter of 2007. The loss from continuing operations attributable to common shareholders for the first quarter of 2008 was $14.8 million and includes paid-in-kind dividends on our Preferred Stock of $1.4 million. As we issued the Preferred Stock in the second quarter of 2007, there were no Preferred Stock dividends in the first quarter of 2007.
     Discontinued Operations. The loss from discontinued operations for the three months ended May 3, 2008, net of income tax benefit of $0.3 million, was $9.0 million, or $0.22 per basic and diluted share, compared to a loss of $5.9 million, or $0.15 per basic and diluted share, for the three months ended May 5, 2007. There was no tax benefit on the loss from discontinued operations for the first quarter of 2007. The loss from discontinued operations for the first quarter of 2008 includes a charge for the estimated fair value of remaining lease obligations of $5.3 million, partially offset by a non-cash credit of $2.9 million related to the elimination of the deferred rent liability associated with the recognition of scheduled rent increases on a straight-line basis over the lease term. Our estimated fair value of remaining lease obligations will be adjusted to the lease buyout amount plus negotiation costs in the period lease settlements are executed. Loss from discontinued operations for the first quarter of 2007 included $0.8 million of depreciation expense. Asset impairment charges during the fourth quarter of 2007 eliminated nearly all of the remaining net book value of assets located in the closed stores reported as discontinued operations.
     Net Loss Attributable to Common Shareholders. Net loss attributable to common shareholders for the first quarter of 2008 was $23.7 million, or $0.60 per basic and diluted share, compared to a net loss for the first quarter of 2007 of $21.3 million, or $0.54 per basic and diluted share. The net loss attributable to common shareholders for the first quarter of 2008 includes loss from continuing operations of $13.4 million, paid-in-kind dividends on our Preferred Stock of $1.4 million and loss from discontinued operations of $9.0 million. The loss attributable to common shareholders for the first quarter of 2007 includes loss from continuing operations of $15.3 million and loss from discontinued operations of $5.9 million.
Liquidity and Capital Resources
     Liquidity.  For the three months ended May 3, 2008 and May 5, 2007 and the years ended February 2, 2008 and February 3, 2007, we have incurred net losses of $22.4 million, $21.3 million, $77.5 million, and $33.1 million, respectively, and generated (used) $3.8 million, ($9.3) million, ($28.2) million, and ($14.6) million, respectively, in cash for operating activities. In addition, our $45.6 million cash balance at the beginning of 2006 has decreased to $9.3 million as of May 3, 2008. In connection with our reorganization and partial store liquidation, we stopped making payments under certain of our licensing and lease agreements. We executed amendments to our credit agreement in February 2008. These amendments, among other things, allowed for the liquidation of 158 stores, but limit the amount that can be paid to settle the leases of the liquidated stores. The amendments added a $10.0 million reserve to the borrowing base for revolver borrowings; however, until we provide projections and a business plan that are acceptable to our lender, revolver borrowings are prohibited and the aggregate amount of letters of credit outstanding is limited to $21.0 million. The amendments also require a monthly appraisal of our inventory. As of May 3, 2008, we had not yet provided the projections and business plan required by the amendments. In addition, we are continuing to negotiate settlement agreements with the landlords of the liquidation stores. The final settlement amounts could vary from our estimates and could exceed the amount allowed by our credit agreement.
     In order to execute our go forward plans, we will need to amend some of the restrictions in our current credit agreement, or find alternative sources of credit, and raise additional capital during the second quarter of 2008. We are pursuing possible sources of funding, including possible sales of existing assets. However, there can be no assurance that additional funding will be available or can be obtained on terms that are favorable to us, or at all. There is no assurance that the lender in our current credit agreement will agree to amend the terms of the credit agreement. If we are not able to obtain additional capital in the second quarter of 2008, we will not be able to continue our operations outside of bankruptcy. Under certain bankruptcy events, we may be required to redeem shares of our Preferred Stock at their liquidation value. As of May 3, 2008, the aggregate liquidation value of our Preferred Stock, including accrued but unpaid dividends, was $48.2 million. However, the redemption would not be permitted by law, unless we are able to pay our debts as they come due, and would be prohibited by the terms of our existing credit agreement. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Note 2 of Notes to Consolidated Financial Statements for additional information.
     Capital resources.  Our capital requirements are primarily driven by our seasonal working capital needs, investments in new stores, remodeling existing stores, enhancing information systems, and increasing efficiency for our distribution center. In addition, implementation of our key initiatives relating to our new mall accessories store concept will require significant resources, including capital dollars. We plan to largely fund the remodel of our 100 remaining mall stores to the new accessories store concept with proceeds from the liquidation sale; however, we will need additional capital in order to complete this project. Our peak working capital needs typically occur during the period from August through early December as inventory levels are increased in advance of our peak selling season from October through January.
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
     Our credit agreement, as amended, with General Electric Capital Corporation (“GECC”) provides for revolving loan commitments of up to $115.0 million in aggregate principal amount, including a sublimit of $75.0 million for letter of credit obligations. Revolving credit borrowings are currently prohibited under the credit agreement until we provide projections and a business plan that are acceptable to GECC. Upon our satisfaction of these requirements, provided we are in compliance with the covenants to the credit agreement, the aggregate amount of available revolving credit borrowings is limited to:
•	100% of the book value of credit card receivables;

•	plus the lesser of $10 million or 100% of the book value of eligible wholesale accounts receivable;

•	plus 102.5% of the then applicable discount rate applied in appraising eligible retail inventories times the appraised eligible retail inventories, plus 102.5% of such discount rate times our future retail inventories subject to trade letters of credit;

•	plus the lesser of $10 million, or 60% of the book value of our wholesale inventory, including in-transit inventory but minus the book value of in-transit inventory in excess of $5 million;

•	plus 60% of the book value of our future wholesale inventories related to trade letters of credit;

•	minus a reserve equal to 10% of the lesser of $115.0 million and the maximum amount calculated under the formula described above, plus $10.0 million, plus other reserves as set forth by GECC;

•	plus the amount of cash deposited in certain banks under the control of GECC;

•	minus the aggregate of letter of credit obligations and certain other advances;
     In addition, GECC requires a monthly appraisal of our inventory to determine the value of eligible inventory as if sold in an orderly liquidation, which is then used to establish borrowing limits under the credit agreement. The appraised inventory values are generally lower than the carrying value of inventory and fluctuate throughout the year due to a variety of factors, including seasonality.

     During the three months ended May 3, 2008 and as of February 2, 2008, we had no outstanding revolving credit borrowings. We had $10.7 million in outstanding letters of credit at May 3, 2008.
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
     We pay monthly fees of 0.25% per annum on the unused portion of the revolving credit commitments, as defined, and per annum fees on the average daily amount of letters of credit outstanding during each month ranging from .625% to .875% in the case of trade letters of credit and from 1.25% to 1.75% in the case of standby letters of credit. Such fees are subject to quarterly adjustment in the same manner as our interest rate margins. The credit agreement expires June 30, 2010, at which time all revolving credit borrowings become due and payable. Any reduction of the revolving credit portion of the credit agreement is subject to prepayment fees under most circumstances. Any such reduction would be subject to a 0.37% prepayment fee if the reduction is made on or prior to June 30, 2008, and 0.185% prepayment fee if prepayment were made after June 30, 2008 but on or prior to December 31, 2008. After December 31, 2008, the revolving credit portion of the credit agreement is prepayable without penalty.
     Prior to an amendment dated June 15, 2007, the credit agreement also provided for a $20.0 million Term B promissory note. Interest was payable on the Term B promissory note at a variable rate equal to the LIBOR plus 4.0%. We repaid the $20.0 million balance on June 15, 2007, without a prepayment fee per the consent of the senior lenders, with proceeds from our Preferred Stock and Warrant financing.
     The credit agreement, as amended, contains certain restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity; make investments, loans or guarantees; incur additional indebtedness; create liens or other encumbrances; or pay cash dividends or make other distributions. Effective with amendments to the credit agreement in February 2008, we are required to provide a daily borrowing base certificate and a monthly appraisal of the inventory value. These amendments also limit the aggregate amount that can be paid to settle the leases of the liquidated stores. Our ability to fund our future working capital requirements are dependent on the availability of revolving credit borrowings and our ability to obtain letters of credit under our credit agreement. As described above, we will need to amend some of the restrictions in our current credit agreement, or find alternative sources of credit, and raise additional capital during the second quarter of 2008 in order to fund our working capital needs and continue our operations outside of bankruptcy. The Preferred Stock has certain redemption features that may require us to redeem the Preferred Stock at its liquidation value upon the occurrence of certain events, including certain bankruptcy events. The liquidation value is equal to $1,000 per share of Preferred Stock, the holders’ initial investment, plus all accrued and unpaid dividends. As of May 3, 2008, the aggregate liquidation value of the Preferred Stock was $48.2 million. However, the redemption would not be permitted by law, unless we are able to pay our debts as they come due, and would be prohibited by the terms of our existing credit agreement. As of May 3, 2008, no such triggering events had transpired.
     On June 15, 2007, we completed the sale of shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase common stock (the “Warrants”) for a total purchase price of $45.0 million to four institutional investors. The Preferred Stock was initially convertible into shares of common stock at a conversion price of $1.50 per share, or 30 million total shares of common stock. Going forward, the number of shares of common stock issuable upon conversion of the Preferred Stock at any time is equal to the stated value of each share of Preferred Stock ($1,000) divided by the conversion price then in effect. As of May 3, 2008, we had 46,667 shares outstanding of Preferred Stock convertible into 31.1 million shares of common stock. The Preferred Stock is entitled to payment-in-kind cumulative dividends of 8.0% per year, issuable semi-annually on June 1 and December 1. As of May 3, 2008, we have accrued dividends representing an additional 1,571 shares of Preferred Stock since the December 1, 2007 declaration, which include 928 shares accrued for the three months ended May 3, 2008.
Cash Flow Analysis
     Cash and Cash Equivalents. We ended the first quarter of 2008 with $9.3 million of cash and cash equivalents, compared with $7.4 million at the end of fiscal 2007. This increase was primarily attributable to the timing of payment of certain expenses of the liquidation sales, net of expense reimbursements from the liquidator.
     Operating Activities. For the three months ended May 3, 2008, cash generated by operating activities of $3.8 million included the first quarter net loss of $22.4 million, comprised of loss from continuing operations of $13.4 million and loss from discontinued operations of $9.0 million. The first quarter loss from continuing operations included non-cash depreciation and amortization from continuing operations of $1.0 million and a stock-based compensation benefit of $0.2 million.
     Cash generated related to changes in operating assets and liabilities included a $2.7 million decrease in inventory, a $0.7 million decrease in net accounts receivable, primarily driven by lower credit card sales volume during the quarter, and a $3.7 million decrease in prepaid expenses, primarily due to the timing of rent payments. The decrease in inventory is net of $21.8 million of inventory attributable to discontinued operations.
     Uses of cash related to changes in operating assets and liabilities of continuing operations included a $9.0 million decrease in accounts payable and accrued expenses, primarily driven by lower inventory levels, the reduction in store count, and timing of payments, and a $0.5 million decrease in income taxes payable and other liabilities.
     The first quarter 2008 loss from discontinued operations included a non-cash deferred tax credit of $0.3 million, a decrease in inventory of $21.8 million, accrued expenses related to discontinued operations of $8.9 million and a rent credit of $2.9 million related to the write-off of the remaining unrecognized deferred rent credits associated with the straight-line recognition of scheduled rent increases over the lease term. The decrease in inventory included the sale of approximately $21.4 million of inventory through the liquidation sales during the first quarter of 2008. The accrued expenses of discontinued operations consist primarily of $5.3 million for the estimated fair value of the remaining lease obligations, $2.3 million of other accrued rents and a payable of $0.7 million related to the liquidation sales. See Note 4 of Notes to Consolidated Financial Statements for additional information about the liquidation sales.
     For the first three months of 2007, the $9.3 million of cash used in operating activities included the first quarter net loss of $21.3 million, comprised of loss from continuing operations of $15.3 million and loss from discontinued operations of $5.9 million. Uses of cash related to changes in operating assets and liabilities included a $5.1 million decrease in accounts payable and accrued expenses, primarily due to the timing of inventory receipts and related payments as well as decreases in gift card liabilities and other volume related expense accruals.
     These uses of cash were somewhat offset by non-cash adjustments of $2.1 million for depreciation and amortization of continuing operations and $0.3 million related to stock-based compensation. Cash generated related to changes in operating assets and liabilities included a $12.4 million decrease in inventory, a $0.8 million decrease in net accounts receivable, including a volume driven decrease in credit card receivables and a $0.5 million decrease in prepaid expenses, primarily related to prepaid insurance premiums, marketing programs and store supplies.
     The first quarter 2007 loss from discontinued operations included $0.8 million of non-cash expense related to depreciation and amortization.
     Investing Activities. Cash used in investing activities of $1.7 million and $1.2 million for the three months ended May 3, 2008 and May 5, 207, was entirely for capital expenditures. Our capital expenditures for the first three months of 2008 were primarily related to the renovation and improvement of our outlet and mall stores. We will need additional capital in order to continue our capital expenditure plans for the remainder of fiscal 2008, which include the completion of the remodel of our remaining mall stores. See “Liquidity and Capital Resources” for additional information.
     Our capital expenditures for the first three months of 2007 included $0.7 million primarily related to the renovation and improvement of existing stores and leasehold improvements for new mall stores, $0.4 million for certain information systems projects, primarily new point-of-sale software, and $0.1 million in other administrative fixed assets.
     Financing Activities. Cash used in financing activities for the first three months of 2008 of $0.2 million was primarily attributable to costs incurred related to amendments to our credit agreement executed in February 2008. The first quarter 2008 issuance of common stock from our employee stock purchase plan was a nominal amount.
     Cash used in financing activities for the first three months of 2007 was negligible as the first quarter 2007 issuance of common stock from our employee stock purchase plan was mostly offset by costs incurred related to amending our credit agreement.
Contractual obligations
     At May 3, 2008, we had $0.8 million and $0.6 million of unrecognized tax benefits and related accrued interest and penalties, respectively, recognized as long-term liabilities.  We are uncertain as to how much, if any, of these contingent liabilities may ultimately be settled in cash. We had $10.7 million of standby and documentary letters of credit outstanding at May 3, 2008. We also have store operating leases that we have committed to in the ordinary course of business. Of the 163 stores we closed during the first quarter of 2008, approximately 130 stores were closed prior to the end of their respective lease terms. The remaining lease terms average approximately 40 months and range from less than one year to up to ten years. The leases have a total of approximately $40.0 million of future minimum payments due over their remaining terms. The Company is currently in negotiations with its landlords to obtain settlements for these leases. As of May 3, 2008, current liabilities of discontinued operations include $2.3 million of accrued rent and $5.3 million for the estimated fair value of remaining lease obligations accrued in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We will adjust the estimated fair value of remaining lease obligations to the lease buyout amount plus negotiation costs in the period lease settlements are executed.
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
Seasonality and inflation
     A majority of our net sales and operating profit is generated in the peak selling period from October through January, which includes the holiday selling season. As a result, our annual operating results have been, and will continue to be, heavily dependent on the results of our peak selling period. Net sales are generally lowest during the period from April through July, and we typically do not become profitable, if at all, until the fourth quarter of a given year. Most of our stores are unprofitable during the first three quarters. Conversely, in a typical year nearly all of our stores are profitable during the fourth quarter, even those that may be unprofitable for the full year. During the fourth quarter of 2007, most of our mall stores were not profitable due to poor operating performance and asset impairment charges. Historically, we have opened most of our stores during the last half of the year. As a result, new mall stores opened just prior to the fourth quarter produce profits in excess of their annualized profits since the stores typically generate losses in the first nine months of the year.
     We do not believe that inflation has had a material effect on the results of operations during the past three years; however, there can be no assurance that our business will not be affected by inflation in the future.
Recently issued accounting pronouncements
     For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 3 of Notes to Consolidated Financial Statements.
Forward-looking statements
Except for historical information, matters discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties, and actual results may be materially different. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. Such statements are based on information available to management as of the time of such statements and include statements related to, among other things, future comparable store sales results, business strategies, changes to merchandise mix, and future sales results. Factors that could cause actual results to differ include: our ability to obtain necessary funding during the second quarter of 2008, which may also require an amendment to our credit agreement; potential delisting of our common stock if we are unable to satisfy the Nasdaq listing requirements; our ability to exit store leases for 130 of the liquidation stores on terms acceptable to us and our lender; our ability to utilize our tax net operating loss carryforwards; our ability to expand our accessories business and acquire suitable accessories brands; risks associated with our ability to strengthen our existing store base and develop our accessories concept; continued declines in comparable store sales; dependence on our key suppliers to implement our designer brand merchandise strategy; changes in customer shopping patterns; the potential for additional impairment losses if our operating performance does not improve; competition in our markets; uncertainty in general economic conditions; unseasonably warm weather; our ability to effectively respond to changes in fashion trends and consumer demands; decreased availability and increased cost of leather; risks associated with foreign sourcing and international business; seasonality of our business; the public sale into the market of common stock issued pursuant to options granted under our employee benefit plans or shares issued in our 2004 equity financing or issuable upon exercise of warrants delivered in connection with our 2004 equity financing, as well as shares issuable upon conversion and exercise of the preferred stock and warrants issued in connection with the financing that was completed on June 15, 2007; risks associated with estimates made by management based on our critical accounting policies; changes to financial accounting standards that may affect our results of operations; loss of key members of our senior management team; concentration of ownership of our common stock; volatility of the market price of our common stock; reliance on third parties for upgrading and maintaining our management information systems; war, acts of terrorism or the threat of either; and interruption in the operation of our corporate offices and distribution center. For a further description of our risk factors, please see “Risk Factors” as detailed in Part I, Item 1A. that begins on page 10 of our 2007 Annual Report on Form 10-K and the changes to our risk factors detailed in Part II, Item 1A. “Risk Factors.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Outstanding borrowings under our credit agreement carry interest rate risk that is generally related to LIBOR, the commercial paper rate or the prime rate. If any of those rates were to change while we were borrowing under the credit agreement, interest expense would increase or decrease accordingly. As of May 3, 2008, we had no outstanding revolver borrowings and had $10.7 million in outstanding letters of credit.

ITEM 4T.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and to our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Note 12 of Notes to Consolidated Financial Statements for information about legal proceedings.
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors we disclosed under Part I, Item 1A. “Risk Factors” that begins on page 10 of our 2007 Annual Report on Form 10-K, except for the modifications reflected in the risk factors listed below:
We may not be able to maintain our listing on The Nasdaq Global Market if we are unable to demonstrate our ability to achieve and sustain compliance over an extended period and, if we fail to do so, the price and liquidity of our common stock may decline.

     On June 3, 2008, we received a Nasdaq Staff Determination indicating that our securities are subject to delisting from The Nasdaq Global Market. We have requested a hearing before a Nasdaq Listing Qualifications Panel (“Panel”) to review the Staff Determination. On April 15, 2008, Nasdaq advised us that we failed to comply with the minimum $10.0 million stockholders’ equity requirement for continued listing on The Nasdaq Global Market as set forth in Marketplace Rule 4450(a)(3). We subsequently responded to Nasdaq on April 30, 2008, outlining a plan for regaining compliance and requesting an additional period of time to execute our plan before facing possible delisting from The

Nasdaq Global Market. The June 3rd Nasdaq letter reported the Nasdaq Staff’s determination that our plan did not demonstrate a definitive plan to achieve near term compliance or sustain compliance over an extended period.
     Furthermore, on February 15, 2008, the Staff notified us that the closing bid price of our common stock had been below $1.00 for 30 consecutive trading days, and accordingly, that we did not comply with Marketplace Rule 4450(a)(5). In addition, on May 1, 2008, the Staff notified us that the minimum market value of our publicly held common shares had been below $5.0 million for 30 consecutive trading days, and accordingly, that we did not comply with Marketplace Rule 4450(a)(2).
     We cannot provide any assurance that the Panel will decide to allow us to remain listed or that our actions will prevent the delisting of our common stock from The Nasdaq Global Market. Our common stock will remain listed under the symbol “WLSN” on The Nasdaq Global Market until the Panel makes a formal decision following the appeal hearing. Delisting of our common stock would have a negative effect on the market price for our shares and could limit our ability to raise additional capital.
Our comparable store sales declined during each of the last three fiscal years.
     Our comparable store sales decreased 8.8% in the three months ended May 3, 2008. Our comparable store sales decreased by 10.4% in fiscal 2007, including a 2.4% decrease in the fourth quarter. In fiscal 2006, our comparable store sales declined 17.2%, including a 21.6% decrease in the fourth quarter. Our comparable store sales declined 2.9% in fiscal 2005. Our comparable store sales are affected by a variety of factors, including:
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
We may need to record additional impairment charges in the future.
     We continually review our stores’ operating performance and evaluate the carrying value of their assets in relation to their expected future cash flows. In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets. In order to execute our go forward plans, we are pursuing possible sources of funding, including possible sales of existing assets. We are also considering additional store closures to optimize cash flow. As of May 3, 2008, all of our assets were considered “held-and-used” as the criteria considered for “held-for-sale” accounting had not been met. As of May 3, 2008, we evaluated the potential for impairment of long-lived assets as “held-and-used” and our analysis did not result in an impairment of long-lived assets as of May 3, 2008. If the criteria for “held-for-sale” accounting is met, we can only consider the expected cash flows from the sale of the assets, net of transaction costs, in our analysis, which may result in future impairment charges.

ITEM 6.	EXHIBITS
     The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WILSONS THE LEATHER EXPERTS INC.

By:	/s/ STACY A. KRUSE Stacy A. Kruse Chief Financial Officer and Treasurer
Date: June 17, 2008

INDEX TO EXHIBITS

Exhibit
No	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Wilsons The Leather Experts Inc. adopted June 16, 1998, as amended by the Articles of Amendment dated February 17, 2000, and the Articles of Amendment dated May 23, 2002. (1)	Incorporated by Reference

3.2	Restated Bylaws of Wilsons The Leather Experts Inc. as amended June 16, 1998, January 25, 2000, May 23, 2002, and February 5, 2004. (2)	Incorporated by Reference

4.1	Specimen of common stock certificate. (3)	Incorporated by Reference

4.2	Registration Rights Agreement dated as of May 25, 1996, by and among CVS New York, Inc. (formerly known as Melville Corporation), Wilsons The Leather Experts Inc., the Managers listed on the signature pages thereto, Leather Investors Limited Partnership I and the Partners listed on the signature pages thereto. (4)	Incorporated by Reference

4.3	Amendment to Registration Rights Agreement dated as of August 12, 1999, by and among Wilsons The Leather Experts Inc. and the Shareholders listed on the attachments thereto. (5)	Incorporated by Reference

4.4	Common Stock and Warrant Purchase Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Purchasers identified on the signatory pages thereto (the “Purchase Agreement”). (6)	Incorporated by Reference

4.5	Registration Rights Agreement, dated as of April 25, 2004, by and among Wilsons The Leather Experts Inc. and the Investors identified therein. (7)	Incorporated by Reference

4.6	Form of Warrant issued to the Purchasers named in the Purchase Agreement on April 25, 2004. (8)	Incorporated by Reference

10.1†	Agency Agreement dated as of February 14, 2008 between a joint venture composed of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and HRE Holdings, LLC and Rosedale Wilsons, Inc., Wilsons Leather Holdings Inc. and the other parties thereto.	Electronic Transmission

10.2	Third Amendment to Fifth Amended and Restated Credit Agreement dated as of February 14, 2008, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.	Electronic Transmission

10.3	Fourth Amendment to Fifth Amended and Restated Credit Agreement dated as of February 25, 2008, among Wilsons Leather Holdings Inc., General Electric Capital Corporation, as Lender, Term Lender, Swing Line Lender and Agent, the Credit Parties signatory thereto and the Lenders signatory thereto.	Electronic Transmission

10.4	Separation Agreement dated March 28, 2008 by and between Michael Searles and Wilsons The Leather Experts Inc.	Electronic Transmission

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer.	Electronic Transmission

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Electronic Transmission

32.1	Certification of Interim Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

Exhibit
No	Description	Method of Filing
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

1.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-Q for the quarter ended May 4, 2002 (File No. 000-21543).

2.	Incorporated by reference to the same numbered exhibit to the Company’s Report on Form 10-K for the year ended January 31, 2004 (File No. 000-21543).

3.	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on December 24, 1996.

4.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-l (333-13967) filed with the Commission on October 11, 1996.

5.	Incorporated by reference to Exhibit 4.5 to the Company’s Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the Commission (File No. 000-21543).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

7.	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

8.	Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K filed with the Commission on April 27, 2004.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.